Form 10-K
period 2008-12-31
VYCOR MEDICAL INC
filed 2009-04-13
CIK 1424768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to ___________

Commission file number: 333-149782

VYCOR MEDICAL, INC.
(Exact name of registrant as specified in charter)

Delaware	20-3369218
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 Orville Drive, Suite 100, Bohemia, New York 11716
(Address of principal executive offices) (Zip Code)

Registrant's telephone Number: (631) 244 1435

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      ☐   Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      ☐   Yes     ☒   No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,052,951 based upon the closing sales price of the registrant’s common stock on March 23, 2009 of $0.19 per share. At March 23, 2009, 26,356,638 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

-i-

PART I

This Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS.

Organizational History

We were formed as a limited liability company under the laws of the State of New York on June 17, 2005 as “Vycor Medical LLC”. On August 14, 2007, we converted into a Delaware corporation and changed our name to “Vycor Medical, Inc.” (“Delaware Corporation”). Our sole reason for conversion to the Delaware Corporation was to facilitate the raising of additional capital, as prospective investors had expressed resistance to investing in the Company as the NY LLC. At August 14, 2007, we had approximately 1,122 membership units of the NY LLC issued and outstanding. The managing members of the NY LLC determined, in their reasonable business judgment, that such units, in the aggregate, should convert to an aggregate of 17,999,999 shares of common stock of the Delaware Corporation. On this basis, we adopted a conversion ratio of 16,048 shares of common stock of the Delaware Corporation for each former unit of the NY LLC. Likewise, all conversion rights, options, warrants and any other rights to acquire units of the NY LLC (including but not limited to units issuable pursuant to the terms of the Fountainhead Bridge Loan Debenture, Fountainhead Warrant to purchase 50.22 units of the NY LLC, the Company’s Option Agreement with Fountainhead dated December 14, 2006), were converted to conversion rights, options, warrants and rights to acquire common shares of the Delaware Corporation, based on the same conversion ratio. The action authorizing the conversion was adopted by the unanimous consent of the Managing Members of the NY LLC pursuant to the terms of the NY LLC Operating Agreement.

Overview of Business

We are a developer of neurosurgical medical devices.  We have been conducting research, developing, prototyping, and producing mold development work for the Brain Access System. This product is designed to assist the neurosurgeon with brain surgery. It allows the surgeon to gain access to various regions in the brain through a working channel.

We are in the process of marketing our first series of products to the marketplace.  Our first product line that we introduced to the market is a new type of self retaining brain retractor called the ViewSite Brain Access System.  We started marketing the Brain Access System in September of 2008 and started shipping all sizes in November of 2008.  The product line consists of various port sizes and lengths to allow the surgeon to use the device for various regions of the brain and different procedures.

The second product in our pipeline is the Cervical Access System, which, pending receipt of additional funding and successful market testing, is planned for launch during 2010 pending funding. Like the Brain Access System, this product is designed to assist the surgeon in cervical surgeries, allowing the surgeon to gain access to the anterior cervical surgery site.

We have received FDA 510(k) clearance for both our Brain Access System and Cervical Access System products. Section 510(k) of the United States Food, Drug and Cosmetic Act requires medical device manufacturers to register with the U.S. Food and Drug Administration of their intent to market a medical device at least 90 days in advance. The 510(k) submission allows the U.S. Food and Drug Administration to determine whether a device is generally equivalent to any similar product already on the market. With the FDA 510(k) clearance, we are authorized to take our products to market in the U.S. without further approvals.

We have also received CE Marking for our products in September 2006 and are able to sell them in member countries of the European Union. The European Medical Device Directive makes it mandatory to fulfill CE certification requirements in order to export medical devices of Class I, IIa, IIb, and III to any country within the European community.

We believe that our Brain Access System and Cervical Access System products will replace standard retraction devices to establish a new standard of care in neurosurgery, leading to a broad and rapid adoption of our products.

Our Products

Our initial product applications for the retractor technology will be in neurological surgeries involving brain and spinal access.

We believe our Brain Access System offers several advantages over the brain retractor systems, commonly known as ribbon or blade retractors that are metallic and non transparent. When designing the products, we felt that if we can incorporate certain features into our products, the surgeon reaction and acceptance would be favorable. We attempted to incorporate the following features:

•	gently separate delicate tissue;
•
improve surgical outcomes (reducing potential surgeon and hospital liability), for example, decreased insertion tissue trauma, less need for readjustment during surgery and minimum interface surface pressures;

•	increase surgical site access;
•	provide superior field of vision and lighting;
•	minimal invasive surgery;

The Brain Access System and Cervical Access System were invented by Dr. John Mangiardi. Dr. Mangiardi assigned the rights to the Brain Access System and Cervical Access System to Sawmill Trust on September 17, 2005 pursuant to an assignment agreement on the same date. Sawmill Trust then, in turn, assigned the same rights to us on September 17, 2005 pursuant to another assignment agreement dated the same date.

Brain Access System Products

The Brain Access System series of disposable products are used by the neurosurgeon to access the surgical site. This is done by inserting the Brain Access System through the brain tissue and then removing the Brain Access System introducer, leaving the remaining hollow working channel in place to provide the surgeon with access to the precise location desired for surgery.

The Brain Access System is available in multiple sizes and is a single-use product. We have designed multiple sizes and intend to add additional sizes in the future. During our design process we listed what product benefits would be of value to the neurosurgeons when using a retractor system. We then designed our product with the following intent:

•	To minimize brain disruption during surgery by utilizing a tapered forward edge;
•	To minimize venous pressure in the brain;
•	To reduce “target shift” to allow the surgeon to reach the site accurately;
•	To minimize off site healthy tissue damage;
•	To allow for accurate neuronavigational image guidance systems (“IGS”) performance;
•	To integrate with the leading surgical IGS systems such as Medtronics® and BrainLab®;
•	To allow for easier positioning during surgery;
•	To reduce damage to healthy brain tissue leading to shorter post-op recovery and reduced hospital stay; and
•	To allow direct surgical visualization of brain tissue via optically transparent construction;

The extent to which we are successful in achieving the above objectives will be judged by the acceptance of the devices in the market.

The Brain Access System products have the potential to significantly reduce brain tissue trauma resulting from the currently used retractors and standard access procedures. First, the unique design of the product minimizes the size of the brain entry access necessary for surgical procedures, and in turn the amount of brain tissue exposed. For instance, a typical brain procedure involving the removal of a 7cm cystic astrocyctoma would result in an access site (corticotomy) of approximately 20mm. However, the same procedure that was performed utilizing the Company’s Brain Access System product required a corticotomy of only 2mm.

Furthermore, retractors that are currently in use are metallic and non-transparent. This requires the surgical team to maintain the retracted surface, typically by packing gauze around the access edges increasing movement and pressures over a greater portion of the brain and extending overall elapsed surgery times. We believe that the Brain Access System product eliminates this process, while providing better visibility for the surgeon and lower pressures on the retracted brain tissue.

Product shortcomings

Our products have a few shortcomings:

•
One of the shortcomings of our products as compared to existing blade retractors is that our device diameter is fixed as opposed to variable. This gives the surgeon less flexibility once he is at the location unless he knows where he needs to go in the brain first.

•	Another shortcoming is that the diameters and lengths of our devices are set to specific measurements, which limits the surgeon to these specific sizes.
•	Depending on the case, usage of a disposable product may be viewed as costing more over time and may not be accepted by our potential customers.

IGS Opportunity for the Brain Access System

The VBAS product has the potential to significantly improve surgical acceptance and use of IGS (Image Guidance Systems) used in many surgeries, by addressing the two substantial IGS-related problems of target shifting and the lack of real-time retractor positioning data during procedures:

•	Target Shifting

The normal surgical procedure utilizing standard retractors in brain surgery require pulling away the healthy tissue to expose the targeted region of the brain located underneath. However, in many cases, the amount of pulling required causes the targeted area to shift away from what is shown on the IGS system. This target shifting then requires the surgeon to cause additional trauma to healthy tissue and spend additional time as the shifted target area is located and the retractor is repositioned. The VBAS system is designed to minimize or eliminate target shift, as the elliptical shape of the product distributes relatively uniform pressure on the surrounding brain tissue.

•	Real-Time Retractor Positioning Data

Current retractor technology (commonly known as ribbon or blade retractors) is not well integrated with IGS systems. During insertion, the surgeon typically does not have real-time data to allow visualization of retractor insertion on the IGS monitor. The VBAS product line has been designed to adapt entirely to IGS systems, such that the use of a Brain Access System unit will allow the surgeon to see on the surgical monitor, in real-time, exactly where the retractor is in relation to critical brain structures and underlying pathologies. With the IGS enabled unit, the tip of the introducer is literally the “pointer” on the IGS system.

We plan on offering a version of all Brain Access System models that are IGS-friendly.

Brain Access System Product Models

The Brain Access System products consists of two models initially, namely, TC-VBAS and EC-VBAS and any additional models in the future, each designed to allow the surgeon the choice for specific brain surgeries for various procedures. Each of these models will be manufactured in various lengths to accommodate different depths for surgical access.

•	TC-VBAS

The series consist of twelve disposable products, offered in four different port diameters of 12mm, 17mm, 21mm, and 28mm and a choice of three lengths for each of 3, 5, and 7cm.

•	EC-VBAS

At present, this is available only in one size – 34mm x 5cm.

Cervical Access Products

The Cervical Access System products are to be used by the neurological surgeon to access the anterior cervical surgical site (the uppermost vertebrae located in the neck). This type of surgery is near very critical and delicate structures such as the larynx, esophagus and carotid artery. The shape of the Cervical Access System with the introducer lets the surgeon carefully place the device and the unique anchor screws then safely hold the access channel in place during the procedure. The clear body of the retractor allows the surgeon to see the entire field both during the insertion process as well as throughout the surgical procedure.

We have designed the Cervical Access System to:

•	reduce the possibility of surrounding anatomic tissue damage, which include the trachea, esophagus, carotid artery, recurrent laryngeal and sympathetic nerve;
•	minimize skin disruption with the utilization of tapered outward edges;
•	eliminate retractor induced electrocautery burn injuries because it is made with surgical grade plastic materials;
•	enable stable fixation (directly to the spinal column) in order to avoid accidental displacement and surrounding “tissue creep”; and
•	allow for direct visualization of underlying anatomic structures using optically clear plastic.

Because our products have not been brought to market yet, there is no guarantee that any of the abovementioned features would prove effective and even so, be welcomed by the consumer.

 Cervical Access System Product Models

The plan for the Cervical Access System series will consist of disposable products. The widths are able to accommodate from one to three levels of the cervical spine, from 26mm to 54mm. We are also evaluating a telescoping design that would reduce the number of sizes necessary and a version that incorporates a distractor. Further research and development is needed for a market-ready product.

New Products

Brain Retractors

Future plans include developing additional Brain Access System retractors to allow for access to various regions of the brain. This allows us to target more diverse neurosurgical specialties. We anticipate research and developing work starting in 2009 and estimate a research and development budget of $1,000,000 for 2009 and 2010, pending future funding.

Our plans are to eventually include retractor lines that are designed for the requirements of specific surgical applications like aneurisms, tumors and endoscopic work.

Sales and Marketing

Education

We plan to implement a two-prong grass-roots educational and marketing strategy throughout the neurosurgeon community to accelerate product penetration and brand awareness.

The first is an individual outreach program targeting “thought leaders” surgeons by visiting with them at their practices and during conferences and trade shows.

The second involves targeted neurosurgical “reference hospitals”.

Distribution Partners

Domestic Sales

For distribution in the United States, we are already in commercialization using the following  distribution models:

●       The direct sales model (working with exclusive non-stocking distributors and selling direct to the end user and
●       Using several stocking distributors through exclusive distribution agreements where they handle their own accounts directly.

We believe that the non-stocking distributor model in the United States will ultimately be more profitable, allowing for higher margins for each device sold. All of our distributors, whether stocking or non-stocking, already call on the neurosurgical markets.

International Sales

We believe that our international sales will be optimized by using various distribution partners who are focused in the neurosurgical sector and are well respected. We have two signed distribution agreements abroad that represent some of the leading medical device distributors in the neurosurgical arenas. We intend to work out mutually beneficial distribution agreements that cover the main points for distribution that include, but are not limited to, sales and marketing in respective territories, regulatory compliance, shipping, and guaranteed annual minimums. Our primary target markets were Europe and Canada for fiscal year 2008 and will continue until a satisfactory distribution network is in place. During fiscal 2009, we intend to commence the regulatory approval process in the Japanese and Chinese markets as it is a lengthy process.

Image-Guided Surgery (IGS) Reference Hospitals

Following the establishment of the initial Reference Hospitals, we will expand the Reference Hospital Program to include additional hospitals with a focus on the integration between our Brain Access System products and IGS systems.

In addition to the objectives of the initial reference hospitals, this effort will attempt to document how the Brain Access System can provide superior results in combination with IGS during neurosurgical procedures.

Individual Outreach

We will also reach out to individual neurosurgeons both through conferences/trade events and by visiting surgeons, particularly influential leaders within various geographies, directly at their practices.

At the conferences and trade events, our plan will be to present reference hospital data to distributors and neurosurgeons, and recruit additional facilities to serve as future reference hospitals and IGS centers.

Manufacture

We have executed an agreement with Lacey Manufacturing Company of Bridgeport, Connecticut (“Lacey”) to provide a full range of engineering and contract manufacturing.

As of December 31, 2007, the amount payable to Lacey was $207,245. We have agreed to a payment plan with Lacey, with no interest on the outstanding amount. Pursuant to that payment plan, as of December 15, 2008, this past amount has been satisfied.

We have also contracted with C&J Industries, Meadville PA through purchase orders to produce additional sizes of the Brain Access System.

Lacey and C& J Industries are recognized leaders in the medical contract manufacturing sector, providing vertically integrated full services. They are U.S. Food and Drug Administration registered and meet ISO standards and certifications. We have placed inventory orders with both manufacturers.

C&J Industries have completed the design, molds and production of six sizes. As of December 31, 2008 Lacey has delivered all products due to Vycor at the end of the year.

There may be certain limitations and risks to manufacturing:

•
Both Lacey and C&J Industries are responsible for sourcing and procuring raw materials to manufacture our products. We believe that they will not have any difficulty in sourcing for raw materials to manufacture our products because they are readily available from variety of sources in the medical devices marketplace;

•	There can be no assurances that future product pricing will be as favorable as we anticipate;
•	Continued source of supply maybe limited if we do not raise additional capital;
•	If either supplier was to not deliver or choose not to do business with us, we could incur serious delays and increased costs. We would have to find alternate qualified suppliers.
•
We are dependent upon their commencing manufacture of our products in accordance with our specifications and delivering them on a timely basis in order to realize our business plan. However there can be no assurances that this will be the case.

(See “Risk Factors — “We are dependent on two key vendors to manufacture our products” )

Market Analysis

The market for our ViewSite Brain Access System and Cervical Access System product lines will be the neurosurgical community.

As practicing neurosurgeons become familiar with the benefits of our brain and anterior cervical products, we believe that we will gain market share as these surgeons utilize the ViewSite Brain Access System (VBAS) and ViewSite Cervical Access System (VCAS) products in their surgeries.

According to the American Association of Neurological Surgeons (AANS), in 2006 there were approximately 592,443¹ cranial procedures performed in the United States of America that resulted in 305,000 craniotomies performed. We estimate that the VBAS device would be applicable for use in 70% or 213,500 craniotomy procedures.

In the field of spinal surgery, the AANS reported in 2006 that 1,345,167¹ spinal procedures were performed in the United States of America. We estimate that the VCAS device would be applicable for use in 22% or 295,000 spinal procedures. We conservatively estimate the procedure growth rate to track the year-over-year increase in population of approximately 3%. It would however be reasonable to assume that with the aging baby boomer population cohort, the growth rate in surgeries utilizing the VCAS would grow at a much higher rate.

To be conservative, we have estimated that the addressable international market over the next five years will be from 20% to 25% larger than the corresponding U.S. market.

Source: Vycor Medical Management
¹ Based upon National Neurosurgical Procedural Statistics 2006 Survey published by the American Association of Neurological Surgeons

Competition

Based on our internal research, web scans, and observance at trade shows, we have determined the current major manufacturers of brain retractors, and accordingly, some of our competitors are:

Cardinal Health (V. Meuller line),
Aesculap,
Integra Life Science,
Codman (Division of Johnson & Johnson).

Brain Retractors

We believe that the current standard of care in brain retractors has not changed much since their fundamental design from the 1920’s since ribbon type blades are still used today.

Our internal research shows that most of the more recent advancements have focused on adding technology to this type of retractor such as pressure monitoring devices and various types of plastic or silicone coating so that retraction injury might be limited. Other advancements have included variations in the metals of the retractors, some of these being relatively soft as compared to previous iterations, in an attempt to limit retraction injury.

 We believe that the Vycor Brain Access System products represent an improvement over existing products. Case experience, evaluations and independent clinical studies may be necessary for wide adoption of our devices.

With the Vycor Brain Access System, the edges found on standard retractors have been eliminated, the local surface pressure minimized due to the increased surface area of the elliptical surfaces, and the need to pull in any single direction has been removed. The plastic material is optically clear, allowing the surgeon to see the retracted brain tissue. Finally, the Brain Access System is multifunctional, as it is capable of becoming the “pointer” for use with a computerized neuro-navigational “IGS” system. However, the computerized neuronaviagational image-guided surgery systems is not completed yet. This work is planned for 2009 pending additional funding.

The current major manufacturers of brain retractors, and accordingly, our competitors are:

•	Cardinal Health (V. Mueller line)
•	Aesculap
•	Integra Life Science
•	Codman (Division of Johnson & Johnson)

Our assessment of who will be our competitors is based upon our assumption that we are and will be competing in the “retraction” technology market. The above list of competitors is derived from our research over the internet and information from the websites of our competitors like Cardinal Health V. Mueller (www.cardinal.com) and Integra Life Science (www.integra-ls.com).

Cervical Retractors

The Cervical Access System is designed to provide superior visibility and we believe, reduced chance for complications during surgery by eliminating the sharp edges found in traditional retractors that often inadvertently move during surgery. While there has been greater advancement in cervical retractor technology compared to brain retractors, we believe that our Cervical Access System products offer superior performance compared to our competitors.

Our main competitors are Medtronic’s MetRx system, Asculap/B. Braun and Cloward Instruments’ Small and Large Cervical Retractor Systems. In addition to the standard “blade retractors” distributed by the companies listed above, Medtronic distributes the MetRx dilating retractor system for use in lower spinal surgery.

In addition, companies such as Endius and EBI have announced cervical retractor systems.

Major Customers

We have started shipments in November of 2008.  Our customers will be hospitals that perform neurosurgery, independent distributors and distributors in different countries.

Presently, we are using  a direct sales model which will use approximately 15 independent companies in the U.S. that specialize in neurosurgery. Each would handle the direct distribution of our Brain Access System through their own sales representatives which number approximately 70. Some of these distributors will be stocking distributors, buying product from Vycor and selling it to hospitals and some will be paid a commission and Vycor will be shipping and billing the hospitals.

Intellectual Property

Patent Applications

Below is a table setting out the status and particulars of our patent applications:

Filing Date	Application No.	Country	Title	Status
June 22, 2005	60/692,959	US — provisional	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery (Cervical)	Converted to PCT
June 22, 2006	PCT/US06/24243	PCT	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery (Cervical)	Entered National Phase
June 22, 2005	11/155,175	US — utility	Surgical Access Instruments for Use with Delicate Tissues (Brain)	Pending
November 27, 2006	PCT/US06/61246	PCT	Surgical Access Instruments for Use with Delicate Tissues (Brain)	Pending — National Phase Entry on May 27, 2009
June 22, 2006		Canada	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending
June 22, 2006	06785312.7	Europe	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending
June 22, 2006		India	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending
June 22, 2006		Israel	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending
June 22, 2006		Japan	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending
December 20, 2007	11/993,280	US	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending

The above-indicated patent applications were invented by Dr. John Mangiardi, who assigned the rights to the Sawmill Trust on September 17, 2005 under the terms of an assignment agreement between the parties. The Sawmill Trust then, in turn, assigned the same rights to us on September 17, 2005 pursuant to an assignment agreement between the Sawmill Trust and the Company dated the same date. The consideration for such assignment was the issuance of one-third of the initial equity of our predecessor (Vycor Medical, LLC) and the inclusion of certain rights in favor or the Sawmill Trust, including but not limited to certain supermajority voting rights and the right to appoint members of the board of managers, which were incorporated in the Operating Agreement of such entity. Dr. Mangiardi’s wife, Pascale Mangiardi, who is a director of the Company, was the Settlor of the Sawmill Trust and Dr and Mrs. Mangiardi are both beneficiaries of the Sawmilll Trust. The Sawmill Trust is an irrevocable trust and A. Mitchell Green is the sole Trustee and has sole voting power and investment power with respect to the assets of the trust.

Trademarks

VYCOR MEDICAL is a registered trademark and VYCOR VIEWSITE is both pending registration as a trademark with the United States Patent Office.

Insurance

We presently have Directors’ and Officers’ Liability Insurance and Product Liability insurance.

Government Regulations

We are committed to an integrated total quality management system. We have completed the necessary procedures and are certified to the ISO standards expected of medical device manufacturers as follows:

ISO 13485:2003 Medical Devices — Quality Management Systems

The certification of a quality management system to ISO 13485, specifically for medical devices, is advantageous and often essential for medical companies to export their products to the global market, as well as maintain and enter into certain agreements and business growth opportunities within the U.S. For example, Canada requires that medical device manufacturers marketing their products in Canada must have a quality system certified to ISO 13485:2003. The certification is also required for placement of branded devices into the European Union.

We have successfully passed our annual surveillance audit by Intertek and now possess the following certifications, which allow for regulatory entry of our products into the US, Canada, the European Union and other international markets:

•	MDD ANNEX V/ISO CMDCAS 13485:2003, CERTIFICATION AUDIT, MDD CERTIFICATION AUDIT.
•	MDD ANNEX V/ ISO 13485:2003 CERTIFICATION
•	CMDCAS CERTIFICATION for Canada
•	EN ISO 13485:2003 for the European Union

Intertek is the leading international provider of quality and safety services to a wide range of global and local industries.

Continuing Regulatory Requirements

Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of medical devices, including our products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act (the FD&C Act) to regulate the development, distribution, manufacture, marketing and sale of medical devices. Foreign sales of medical devices are subject to foreign governmental regulation and restrictions that vary from country to country.

Medical devices intended for human use in the United States are classified into one of three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either Class I general controls, Class II special standards or Class III pre-market approval (PMA), depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device.

Most Class I devices are exempt from pre-market notification (510(k)) or PMA. However Class I devices are subject to “general controls,” including compliance with FDA manufacturing requirements (Quality System Regulation (QSR), sometimes referred to as current good manufacturing practices or CGMPs), adverse event reporting, labeling and other requirements. Class II devices are subject to general controls and to the pre-market notification requirements under Section 510(k) of the FD&C Act. For a 510(k) to be cleared by the FDA, the manufacturer must demonstrate to the FDA that a device is substantially equivalent to another legally marketed device that was either cleared through the 510(k) process or on the market prior to 1976. It generally takes four to twelve months from the date of submission to obtain 510(k) clearance although it may take longer. Class III is the most stringent regulatory category for devices. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls. Class III devices are usually those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Class III devices also include devices that are not substantially equivalent to other legally marketed devices. To obtain approval to market a Class III device, a manufacturer must obtain FDA approval of a PMA application. The PMA process requires more data, including ordinarily data from clinical studies testing the device in humans, takes longer and is typically a significantly more complex and expensive process than the 510(k) procedure. Clinical studies of devices in humans is also subject to regulation by the FDA. Testing must be conducted in compliance with the investigational device exemption (IDE) regulations.

Our products have been cleared for marketing through the 510(k) process.

We can provide no assurance that we will be able to obtain clearances or approvals needed to introduce new products and technologies. After a device is placed on the market, numerous regulatory requirements apply.

These include:

•
quality system regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process as well as surveillance audits each year to maintain compliance of our ISO system;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and
•
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, MDD, and Health Canada which may include any of the following sanctions:

•	fines, injunctions, and civil penalties;
•	recall or seizure of our products;
•	operating restrictions, partial suspension or total shutdown of production;
•	refusing our request for 510(k) clearance or premarket approval of new products;
•	withdrawing 510(k) clearance or premarket approvals that are already granted; and
•	criminal prosecution.

Medical device laws are also in effect in many of the countries outside of the United States in which we will do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective, and all medical devices must meet the Medical Device Directive standards and receive CE mark certification. CE mark certification involves a comprehensive Quality System program, and submission of data on a product to the Notified Body in Europe.

We have obtained the CE mark certification for distribution of our products in Europe and approval for distribution in Canada.

Health Care Regulatory Issues

The health care industry is highly regulated and the regulatory environment in which we operate may change significantly in the future. In general, regulation of health care-related companies is increasing. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. We cannot predict what impact the adoption of any federal or state health care reform measures may have on our business.

We regularly monitor developments in statutes and regulations relating to our business. We may be required to modify our agreements, operations, marketing and expansion strategies from time to time in response to changes in the statutory and regulatory environment. We plan to structure all of our agreements, operations, marketing and strategies in accordance with applicable law, although we can provide no assurance that our arrangements will not be challenged successfully or that required changes may not have a material adverse effect on our business, financial condition, results of operations and cash flows.

We believe that the discussion above summarizes all of the material health care regulatory requirements to which we currently are subject. Complying with these regulatory requirements may involve expense to us, delay in our operations and/or restructuring of our business relationships. Violations could potentially result in the imposition of civil and/or criminal penalties.

Employees

We currently have four full-time employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Financials

We are a recently formed company that has not achieved profitable operations. If our business plan fails, you may lose your entire investment.

Our independent auditors, Paritz & Company, certified public accountants, have expressed substantial doubt concerning our ability to continue as a going concern.  We have incurred losses since our inception, including a net loss of $2,381,295 and $593,996 for the years ended December 31, 2008 and 2007 respectively, and we expect to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. We have incurred negative cash flows from operations since inception. As of December 31, 2008 and 2007, we had a stockholders’ deficiencies of $921,427 and $593,827, respectively, and a cash and cash equivalents balance of $196,138 at December 31, 2008 and $15,739 at December 31, 2007. Since we have no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment.

We were formed on June 17, 2005 and have a limited operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

We have limited operating results to date. Since we do not have an established operating history or regular sales yet, you will have no basis upon which to evaluate our ability to achieve our business objectives.

The absence of any significant operating history for us makes forecasting our revenue and expenses difficult, and we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls or unexpected expenses.

As a result of the absence of any operating history for us, it is difficult to accurately forecast our future revenue. In addition, we have limited meaningful historical financial data upon which to base planned operating expenses. Current and future expense levels are based on our operating plans and estimates of future revenue. Revenue and operating results are difficult to forecast because they generally depend on our ability to promote and sell our products. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses. We may also be unable to expand our operations in a timely manner to adequately meet demand to the extent it exceeds expectations.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We were formed on June 17, 2005 and are currently developing and introducing new products. There can be no assurance that at this time we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.  Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

•	competition;
•	need for acceptance of products — there can be no assured market for our products and there is no guarantee of orders or surgeon acceptance;
•	ability to continue to develop and extend brand identity;
•	ability to anticipate and adapt to a competitive market;
•	ability to effectively manage rapidly expanding operations;
•	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
•	dependence upon key personnel to market and sell our products and the loss of one of our key managers may adversely affect the marketing of our products.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to continue as a going concern and our ability to obtain future financing.

In their report dated March 23, 2009, our independent auditors stated that our financial statements for the period ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

Our revenue will be dependent upon acceptance of our products by the market. The failure of such acceptance will cause us to curtail or cease operations.

We believe that virtually all of our revenue will come from the sale of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to generate revenue from the sale of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for our products. In the event that we are not able to significantly increase the number of customers that purchase our products, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

Risks Related to Our Business

We cannot be certain that we will obtain patents for our devices or that such patents will protect us from competitors

We believe that our success and competitive position will depend in large part on our ability to obtain and maintain patents for our devices. We have filed patent applications for both the design of our Brain Access System and Cervical Access System and the method of performing surgery with our devices. The U.S. Patent and Trademark Office typically requires 24 months or more to process a patent application. There can be no assurance that our patent applications will be approved. However we do not intend to wait for the approval of the patent applications before launching our devices. There can be no assurance regarding how long it will take the U.S. Patent and Trademark Office to decide whether to approve our patent applications or how long it will take foreign patent offices to grant us patents. There can be no assurance that any patent issued or licensed to us will provide us with protection against competitive products or otherwise protect our commercial viability, or that challenges will not be instituted against the validity or enforceability of any of our patents or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity of a patent and enforce it against infringement can be substantial. Even issued patents may later be modified or revoked by the Patent and Trademark Office or in legal proceedings. Patent applications in the United States are maintained in secrecy until the patent issues and, since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries, we cannot be certain that we were the first creator of the inventions covered by our pending patent applications or the first to file patent applications on such inventions.

We are dependent on two key vendors to manufacture our products.

We are dependent on Lacey Manufacturing Company (“Lacey”) of Bridgeport, Connecticut to provide a full range of engineering, contract manufacturing and logistical support to manufacture our products. The Company has now executed an agreement with Lacey to provide manufacturing, engineering and design services, a copy of which is attached as an exhibit. We are dependent upon their commencing manufacture of our products in accordance with our specifications and delivering them on a timely basis in order to realize our business plan. As of December 31, 2008 Lacey has delivered all products due to Vycor. They can however no assurances that this will be the case in the future. As of December 31, 2007, the amount payable to Lacey was $207,245. We have agreed to a payment plan with Lacey for this amount, with no interest to accrue on the outstanding amount. Pursuant to that payment plan, as of December 15, 2008, this past amount was paid down completely.

We recently engaged C&J Industries, Meadville PA, to design certain models of the Brain Access System in addition to Lacey. We are dependent upon their commencing manufacture of our products in accordance with our specifications and delivering them on a timely basis in order to realize our business plan.  As of December 31,2008 C&J manufacturing delivered all the products due to Vycor. They can however no assurances that this will be the case in the future.

If either supplier fails to manufacture and/or deliver our products as specified, we may need to locate another manufacturer. We can offer no assurances that we will be successful in finding an alternate manufacturer and negotiating acceptable terms with them on a timely basis without impact on our manufacturing and delivery schedule.

Both manufactures are subject to regulatory requirements and certifications. Loss of certification would affect our supply.

We will need distribution and marketing partners to help us market our products.

We do not have established distribution and marketing channels. We will need to find means of letting our potential users know about our products and find means of distributing our products to them. We have contracted with independent medical device distributors and representatives that collectively have approximately 70 field salespeople who call on neurosurgery departments. We are also in discussions with other potential medical device distributors and sales agents. There is no assurance that the contracted distributors or potential new distributors will be successful in promoting and selling our products.

We will need to raise substantial additional funds to bring additional products to market and operate.

Our current funds are not sufficient to allow us to completely launch and market our products. We will require substantial additional funds in order to bring our products to market. Sufficient funds on terms acceptable to us may not be available or may be available only on terms that are dilutive to investors. Our inability to obtain additional funds might prevent us from launching the products and continuing operations.

Our development activities may be more expensive than anticipated and that we may not have sufficient resources to realize our business plan.

There is a possibility that the money and time required to obtain permits, to enter into arrangements with manufacturers and distributors etc. may be excessive and more than what we had anticipated. We may conclude that the expenses will make the launch uneconomical. Therefore there is a risk that funds that we may not be able to complete the development of and sale of our products.

Sales may not produce profits.

We may be forced to sell our products at a lower price than anticipated due to a variety of reasons, including, without limitation, selling prices of comparable products by our competitors and budget constraints of our customers. Further, we may sell fewer products than anticipated, and the costs associated with each unit, including costs of manufacturing and commissions, may be greater than anticipated. As a result, there is a risk that the cost of the launch may be greater than we anticipated and that the sale of devices may fail to yield profitability.

Our products may not be accepted in the marketplace.

Uncertainty exists as to whether our products, once completely developed and available for commercialization, will be accepted by the market without clinical evaluations. A number of factors may limit the market acceptance of our products, including the timing of regulatory approvals and market entry relative to competitive products, the availability of alternative products and the price of the our products relative to alternative products. There is a risk that surgeons will be encouraged to use multiple use devices, such as retractors, instead of our single use devices. Our device is designed to be used once and then discarded. Our competitors market multiple use devices such as retractors. The multiple use devices are not appreciably more expensive than our single use devices and therefore they are significantly less expensive on a per use basis. We are assuming that notwithstanding the difference in price, surgeons will elect to use our devices because of their perception that our devices will permit safer and less invasive surgery. However, hospitals, medical insurance providers, health maintenance organizations and others approving surgical costs may decide that the cost outweighs the benefit. In addition, surgeons may opt to use other devices.

Even if our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular we and our suppliers are required to comply with the Quality System Regulation, or QSR, for the manufacture of our products which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain marketing approval. The FDA enforces the GMP and QSR through unannounced inspections. We and our third party manufacturers and suppliers will have to successfully complete such inspections. Failure by us or one of our suppliers, with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following enforcement actions:

•	warning letters or untitled letters;
•	fines and civil penalties;
•	unanticipated expenditures;
•	withdrawal or suspension of approval by the FDA or other regulatory bodies;
•	product recall or seizure;
•	orders for physician notification or device repair, replacement or refund;
•	interruption of production;
•	operating restrictions;
•	injunctions; and
•	criminal prosecution.

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements.

If the FDA determines that our promotional materials, training or other activities constitutes promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

Moreover, any modification to a device that has received FDA approval that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new approval from the FDA. If the FDA disagrees with any determination by us that new approval is not required, we may be required to cease marketing or to recall the modified product until we obtain approval. In addition, we could also be subject to significant regulatory fines or penalties.

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or efficacy of our products, and we will be required to report adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR or GMP, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

Further, healthcare laws and regulations may change significantly in the future. Any new healthcare laws or regulations may adversely affect our business. A review of our business by courts or regulatory authorities may result in a determination that could adversely affect our operations. Also, the healthcare regulatory environment may change in a way that restricts our operations.

Similarly, in Canada, Health Canada could place a hold on imports from us and could revoke any licenses held for violations of its rules and regulations. Health Canada could issue a warning the first time around and we would be obligated to fix the problem and follow up with Health Canada.

In Europe, the relevant European authorities could hold imports from us and remove CE marking for violating their rules and regulations. We could get a warning from a European Competent Authority or its Notified Body and we would be obligated to fix the problem and follow up with either the Notified Body or Competent Authorities.

Because product liability is inherent in the medical devices industry and insurance is expensive and difficult to obtain, we may be exposed to large lawsuits.

Our business exposes us to potential product liability risks, which are inherent in the manufacturing, marketing and sale of medical devices. While we will take precautions we deem to be appropriate to avoid product liability suits against us, there can be no assurance that we will be able to avoid significant product liability exposure. Product liability insurance for the medical products industry is generally expensive, to the extent it is available at all. While we may obtain such coverage, there can be no assurance that we will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against us may exceed any insurance coverage secured by us and could have a material adverse effect on our results or ability to continue marketing our products.

Because the healthcare industry is subject to changing policies and procedures, we may find it difficult to continue to compete in an uncertain environment.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years government regulation of the healthcare industry has changed significantly in several countries. Healthcare industry participants may react to new policies by curtailing or deferring use of new treatments for disease, including treatments that would use our devices. This could substantially impair our ability to successfully marker our products, which would have a material adverse effect on our performance.

The market success of our product candidates will be dependent in part upon third-party reimbursement policies that are often subject to change.

Our ability to successfully penetrate the market for our products may depend significantly on the availability of reimbursement to hospitals for neurosurgical procedures from third-party payers, such as governmental programs, private insurance and private health plans. There is no guarantee that this will not change in the future or that applicable levels of reimbursement to hospitals, if any, will be high enough to allow us to generate a reasonable profit margin.  Our products are not specifically reimbursed by third party payors, they are part of the overall procedure cost. If levels of reimbursement are decreased in the future, the demand for our products could diminish or our ability to sell our products on a profitable basis could be adversely affected.

Some of our competitors are more established and better capitalized than we are and we may be unable to establish market share.

Some of our competitors are well-known, more established and better capitalized than we are. As such, they may have at their disposal greater marketing strength and economies of scale. They may also have more resources to expend on research and development to create more innovative products in competition with ours. Accordingly, we may not be successful in competing with them for market share.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with minimal employees. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 100,000,000 shares of common stock, $0.001 par value per share, of which, as of March 23, 2009, 26,356,638 shares of common stock were issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

Further, our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, $1 par value per share. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which convert into large numbers of shares of common stock and consequently lead to further dilution of other shareholders.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management, may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

We rely on Mr. Kenneth T. Coviello, our Chief Executive Officer and Ms. Heather N. Jensen, our President, for the management of our business, and the loss of their services may significantly harm our business and prospects.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Kenneth T. Coviello, our Chief Executive Officer and Ms. Heather N. Jensen, our President for the direction of our business. The loss of the services of either Mr. Coviello or Ms. Jensen, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Coviello or Ms. Jensen will continue to be available to us, or that we will be able to find a suitable replacement for either of them. We do not have key man insurance on Mr. Coviello or Ms. Jensen. If either or both of them were to die and we are unable to replace either or both of them for a prolonged period of time, we may be unable to carry out our long term business plan and our future prospect for growth, and our business, may be harmed.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our Chief Executive Officer, Mr. Kenneth T. Coviello and our President, Ms. Heather N. Jensen. If one or more of our senior executives or other key personnel is/are unable or unwilling to continue in his/her/their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and personnel is intense, the pool of qualified candidates in the medical device field is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. We do not have a dedicated Chief Financial Officer. We hope to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

We have inadequate insurance coverage

We only have Directors and Officers Liability Insurance and Product Liability insurance at present.  We have exposure in the event of loss or damage to our properties.  We are seeking quotations for property and other necessary insurances.

We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like Europe, where product liability claims are more prevalent. Moreover, our insurance may not be adequate to cover any such product liability damages.

We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims. We have not established any reserve funds for potential warranty claims. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

Our Chief Executive Officer and President control us through their position and stock ownership and their interests may differ from other stockholders

Our Chief Executive Officer and President beneficially own, in the aggregate, approximately 38.8% of our common stock. As a result, while they individually are not holders of a majority of the outstanding shares, collectively, they may be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. Their interests may differ from other stockholders.

We do not intend to pay cash dividends in the foreseeable future

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

There is currently no market for our securities and there can be no assurance that any market will ever develop

Prior to the date of this document, there has not been any established trading market for our common stock and there is currently no market for our securities. We have filed an application with the NASD on our behalf to list the shares of our common stock on the NASD OTC Bulletin Board (“OTCBB”). There can be no assurance as to the prices at which our common stock will trade if a trading market develops. Until our common stock is fully distributed and an orderly market develops, (if ever) in our common stock, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock. Owing to the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in the securities.

Our common stock is subject to the Penny Stock Regulations

Our common stock and will likely be subject to the SEC's “penny stock” rules to the extent that the price remains less than $5. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit the ability to sell shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and subject to price volatility unrelated to our operations

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Also, as a result of the exercise or conversion of certain convertible securities by the selling stockholders, there may be a significant number of new shares of common stock on the market in addition to the current public float. Sales of substantial amounts of common stock, or the perception that such sales could occur, and the existence of convertible securities to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2.  PROPERTIES

We are located at 80 Orville Dr., Suite 100, Bohemia, NY 11716. We occupy approximately 700 square ft. in a well maintained 2 story office building. The space is leased on a short term arrangement for a 3 month period, which expires March 31, 2009. We have an option to extend through June 30, 2009. We can arrange for a longer term lease if desired. The office management company, Regus HQ Global Workplace, provides a receptionist and conference room on a shared basis with other tenants in the building. The monthly cost of the current space is approximately $2,750 plus administrative fees.

Over the next 12 months, as we grow and add personnel, the current space will not be adequate and we will have to arrange for additional space in the same building or another. It is anticipated that we will lease approximately 2,000 square feet in the near future and vacate the current office. Monthly lease expenses are then expected to be approximately $4,000 per month.

Currently, we own 5 personal computers, a copier and 2 laptops which are used in the office or for business travel. We have molds, tools and dies to produce 12 sizes of our Brain Access System. All molds, tools, dies, stamping equipment are maintained at the Lacey or C&J facilities. This equipment is less than 2 years old and in good condition.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Beginning on March 3, 2009, our Common Stock was quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “VYCO”.

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 23, 2009 there were 26,356,638 shares of common stock outstanding and approximately 55 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Drive South , Suite 430, Denver, CO 80209 (303) 282-4800.

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us within the past three years which were not registered under the Securities Act.

Name of Purchaser (Selling Stockholder)	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
Steven Thuilot	February 3, 2006 March 1, 2006 April 13, 2006	Common Stock	267,469	$25,000
Ed and Joanne Minder	January 18, 2006 March 15, 2006	Common Stock	160,481	$15,000
Larry Coviello	January 18, 2006 March 19, 2006	Common Stock	171,180	$16,000
Robert Coviello	January 18, 2006 March 19, 2006	Common Stock	117,686	$11,000
Neal Clay	March 14, 2006	Common Stock	107,041	$10,000
Joan Pallateri	March 27, 2006	Common Stock	107,041	$10,000
Edwin Tironi	March 14, 2006	Common Stock	160,482	$15,000
Susan and Lambert Dahlin	March 24, 2006	Common Stock	160,482	$15,000
Prateek Parekh	April 10, 2006	Common Stock	40,120	$10,000
Goran Avdicevic	April 10, 2006	Common Stock	100,301	$25,000
Harpreet Anand	April 10, 2006	Common Stock	64,193	$16,000
Anirban Sen	April 10, 2006	Common Stock	60,181	$15,000
Joel R. Smart Living Trust	July 7, 2006	Common Stock	50,151	$12,500
Clarence A. Dahlin Living Trust	July 7, 2006	Common Stock	50,151	$12,500
Joel R. Smart Living Trust and Clarence A. Dahlin Living Trust	October 26, 2006	Common Stock	100,301	$25,000

GC Advisors	September 20, 2006 January 20, 2007	Common Stock	80,241		Professional Services
Kenneth Olson	April 18, 2007	Common Stock	100,301		$25,000
Feldstein Management	August 14, 2007	Common Stock	12,197		$3,040
Dr. David Langer	August 14, 2007	Common Stock	24,072		Professional Services
Vinas & Company	August 14, 2007	Common Stock	16,048		Professional Services
David Salomon	August 15, 2007 February 13, 2008	Common Stock	150,000 1,211,111		$150,000
MAC Strategic Advisors	November 15, 2007	Common Stock	40,000		Professional Services
George Kivotidis	November 15, 2007	Common Stock	100,000		$50,000
	March 10, 2008	Common Stock	263,158		$50,000
Christopher A. Vinas	January 23, 2008 February 26, 2008	Common Stock	263,158		$50,000
RES Holdings	February 26, 2008	Common Stock	23,683		Professional Services
	April 15, 2008	Common Stock	23,683		Professional Services
LFI Investments Ltd	February 20, 2008	Common Stock	78,947		$10,000
Jay Berkow	February 20, 2008	Common Stock	52,632		$10,000
Vivek Bhaman	February 20, 2008	Common Stock	26,316		$5,000
Robert Braumann	February 20, 2008	Common Stock	26,316		$5,000
John A. Bown Jr.	February 20, 2008	Common Stock	52,632		$10,000
Vincent P. Carroll	February 20, 2008	Common Stock	26,316		$5,000
Robert A. Frazier	February 20, 2008	Common Stock	26,316		$5,000
Martin Keating	February 20, 2008	Common Stock	26,316		$5,000
Vicor F. Keen	February 20, 2008	Common Stock	78,947		$15,000
Robert M. Richards	February 20, 2008	Common Stock	26,316		$5,000
Joseph Roberts	February 20, 2008	Common Stock	26,316		$5,000
Thomas Romano	February 20, 2008	Common Stock	26,316		$5,000
Edward F. Sager, Jr.	February 20, 2008	Common Stock	26,316		$5,000
Mark Staples	February 20, 2008	Common Stock	26,316		$5,000
Neil Strauss	February 20, 2008	Common Stock	52,632		$10,000
Terry Tyson	February 20, 2008	Common Stock	52,632		$10,000
Geoffrey C Walker	February 20, 2008	Common Stock	26,316		$5,000
James Ward	February 20, 2008	Common Stock	26,316		$5,000
Jay S. Weiss	February 20, 2008	Common Stock	52,632		$10,000
Concordia Financial Group	February 20, 2008	Common Stock	523,747		Professional Services
	April 15, 2008	Common Stock	523,747		Professional Services
Sichenzia Ross Friedman Ference, LLP	February 20, 2008	Common Stock	523,747		Professional Services
Dr. Konstantin Slavin	September 1, 2008	Common Stock	26,000		Professional Services
Arthur Shaw	September 26, 2008	Common Stock	131,578		$25,000
Dr. Konstantin Slavin	October 21, 2008	Common Stock	21,875		Professional Services
William Roberts	November 20, 2008	Common Stock	657,895		125,000
The Armentarium	November 20, 2008	Common Stock	131,579		25,000
Troy Leight	November 30, 2008	Common Stock	52,632		10,000
Steve Girgenti	November 19, 2008	Common Stock	26,316		Professional Services
Derek Johannson	December 2, 2008	Common Stock	2,032,520	$	*250,000
Altcar Investments Ltd.	March 23, 2009	Common Stock	866,867	$	*106,625

Dr. Ezriel E. Kornel entered into a consulting agreement with us on January 10, 2006. Pursuant to the consulting agreement, in consideration for acting as our consultant, Dr. Kornel received options to acquire 240,720 shares of our common stock at a price of $.24 per share. The term of the agreement is for three years.

Dr. David Langer entered into an amended and restated consulting agreement with the Company on December 11, 2006. Pursuant to the agreement, Dr. Langer agreed to provide us certain consulting services, which include the role of our Chief Medical Advisor, assistance in the analysis, preparation, submission, publication and presentation of scientific data in relation to our research efforts and sales and marketing efforts. In consideration of such consulting services, Dr. Langer received options to acquire 320,960 shares of the Company’s common stock at a price of $.24 per share. The agreement will terminate April 15, 2009.

Dr. Donald O’Rourke entered into a consulting agreement with us on January 18, 2008. Pursuant to the consulting agreement, Dr. O’Rourke shall provide consulting or advisory services on an as needed basis, to guide us in making important strategic decisions and to evaluate our strategic plans and decisions, research and/or development activities and results, competitive positions and/or other scientific and/or technical issues. In consideration for providing such services, Dr. O’Rourke was granted an option to purchase 50,000 shares of the Company’s common stock at $.50 per share.

Dr. Konstantin Slavin entered into a consulting agreement with us on September 1, 2008. Pursuant to the agreement, Dr. Slavin agreed to provide us certain consulting services. In consideration of such consulting services, Dr. Slavin received a one-time retainer of $5,000, which the Company has paid by the issuance of 26,000 shares of the Company’s common stock to Dr. Slavin. On October 21, 2008, Dr. Slavin was issued an additional 21,875 common shares for professional services valued at $4,156.

In consideration for providing consulting services to us, we granted to GC Advisors LLC three warrants to purchase a total of 577,728 shares of our common stock, each for a purchase price of $.135 per share. One warrant for 192,576 shares expires on January 9, 2010, one warrant for 192,576 expired on January 9, 2008 and a second warrant to purchase 192,576 shares expired on January 9, 2009

In consideration for being our strategic business advisor, we issued to Martin Magida a warrant to purchase up to 160,480 shares of our common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years.

In consideration for purchasing our stock of common shares, we issued to George Kivotidis a warrant to purchase up to 4,000 shares of our common stock at $.50 per share. The warrant is valid from November 6, 2007 for a period of three years.

In consideration for advisory services, we issued to Robert Guinta is a holder of a warrant to purchase up to 160,480 shares of the Company’s common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years.

Each of Kenneth T. Coviello and Heather N. Jensen entered into a stock option agreement with us dated February 15, 2008. Pursuant to the said stock option agreements, each of Kenneth T. Coviello and Heather N. Jensen was granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $.135 per share. The option shall vest 33 1/3% on each of the first, second and third anniversary of the grant and shall expire February 12, 2018.

On December 14, 2006, we issued to Fountainhead Capital Partners Limited a Bridge Loan Debenture for the original principal amount of $172,500, which may be converted, at the option of Fountainhead Capital Partners Limited to 1,979,456 shares of our common stock. The Bridge Loan Debenture has a maturity date of February 15, 2009.

On February 15, 2008, we entered into a transaction with Regent Private Capital, LLC, whereby Regent Private Capital, LLC agreed to invest $1,000,000 in the purchase of our Convertible Debentures—such investment to be made in two tranches of $500,000 each.

In connection with the investment by Regent Private Capital, LLC, Fountainhead Capital Partners Limited agreed to make additional investments totaling $300,000 in two tranches of $150,000 each concurrent with the Regent investments.

These Convertible Debentures have a term of one year and are convertible into shares of the our common stock at a price of approximately $.123 per share. If fully converted, the Convertible Debentures would result in the issuance of 8,129,529 shares to Regent Private Capital, LLC and 2,438,859 shares to Fountainhead Capital Partners Limited.

As of the date hereof, both tranches of investments by Regent Private Capital, LLC and Fountainhead Capital Partners Limited have been completed.

Subsequently, Fountainhead Capital Partners Limited assigned its entire interest to Fountainhead Capital Management Limited and on April 22, 2008 Regent Private Capital assigned $250,000 of the principal amount of the Convertible Debentures representing the first tranche to Derek Johannson and $100,000 of the principal amount of the Convertible Debentures to Altcar Investments Ltd.

* On December 2, 2008 Derek Johannson converted $250,000 of his debenture to 2,032,520 shares of common stock of the company. On March 23, 2009, Altcar Investments converted $100,000 of the debenture plus accrued interest of $6,625 into 866,867 shares of common stock.

At the same time, approximately twenty smaller investors agreed to invest an additional approximately $140,000 in the purchase of shares of our common stock at approximately $.19 per share. The investment closed on or about February 20, 2008.

In connection with the investments by Regent Private Capital, LLC, Fountainhead Capital Partners Limited and consultancy services provided, we issued a total of 1,047,494 shares of our common stock to The Concordia Financial Group and 523,747 shares of our common stock to Sichenzia, Ross Friedman and Ference, LLP.

We issued a warrant to Fountainhead Capital Partners Limited to purchase 50.22 Membership Units of the Company (now 805,931 shares of our shares of common stock) dated December 15, 2006 at $.50 per share.

On December 14, 2006, we entered into an Option Agreement with Fountainhead Capital Partners Limited which granted to Fountainhead Capital Partners Limited an option to invest up to $1,850,000 within three years from December 14, 2006 in exchange for up to 5,652,954 shares of our common stock and warrants to convert to 3,017,409 shares of our common stock.

In consideration of Regent Private Capital, LLC agreeing to invest $1,000,000 in the purchase of our Convertible Debentures, Fountainhead Capital Partners Limited executed an Assignment of Rights under Warrant and Under Option Agreement to assign to Regent Private Capital, LLC 50% interest in Fountainhead Capital Partners Limited’s rights, title and interest in the abovementioned Option Agreement, the warrant to purchase shares at $.50 per share and the warrant under the Option Agreement. By reason of this assignment, Fountainhead Capital Partners Limited assigned to Regent Private Capital, LLC the rights under the warrant to acquire 50% of the underlying securities issuable on exercise of the warrant and 50% of the rights to make future investment in the Company.

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Critical Accounting Policies and Estimates

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Currently, the Company estimates depreciation, amortization of intangible assets, and the fair values of options and warrants.

The most critical estimates that impact the financial position and results of operation of the company have to do with the methodologies and assumptions used in determining the fair value of various debt estimates. These include assumptions associated with warrants, options and stock issued in conjunction with such debt. Additionally, the Black-Scholes option pricing model and its related assumptions of volatility, risk free interest, stock price also significantly impacted share based compensation and the results of operations.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2008, relative to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. We have incurred losses since our inception, including net losses of $2,381,295 and $593,996 for the years ended December 31, 2008 and 2007, respectively, and we expect to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. We have incurred negative cash flows from operations since inception. As of December 31, 2008 and 2007, we had stockholders’ deficiencies of $921,427 and $593,827, respectively, and a cash and cash equivalents balance of $ $196,138 and $15,739 at December 31, 2008 and 2007, respectively. The Company also has certain debt obligations that were not paid by their respective due dates. Since we have no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  In these circumstances the Company believes it may not have enough cash to meet its various cash needs through June 2009 unless the Company is able to obtain additional cash from the issuance of debt or equity securities.  There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2008 and 2007, the amounts charged to research and development expenses were $ 33,686 and $6,969, respectively.

Cash and cash equivalents

The Company considers all highly liquid debt investments with original maturities of three months or less when purchased to be cash equivalents. The carrying amounts approximate fair market value because of the short maturity. The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At December 31, 2008 and 2007, fair values of cash and cash equivalents, accounts payable, convertible promissory notes, and options and warrants approximate their carrying amount due to the short period of time to maturity and various fair value model calculations.

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and ten years.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes.  This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Patents

The Company capitalizes legal and related costs associated with the establishment of patents for its products. Costs associated with the development of the patented item or process are charged to research and development costs as incurred. The costs associated with the establishment of the patents are amortized over the life of the patent.

The Company reviews existing patents as well as those in the approval process for impairment on an annual basis using a present value, cash flow method pursuant to Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets. Since the Company’s patents are either very new or still in the process of approval, the Company does not believe that any impairment of these amounts exists.

Revenue Recognition

The Company records revenue at the time, pursuant to Staff Accounting Bulletin Topic 13(a), that a completed contract for the sale exists, title transfers to the buyer and the product is invoiced and shipped to the customer. The Company intends to sell a surgical access system which has already cleared the U.S. FDA 510(k) review process.  It has been granted a 510(k) number to market to hospitals and other medical professionals.  The Company does not expect the need to provide for product returns or warrantee costs but will review such potential costs after the commencement of sales.

Educational and marketing expenses

The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will expense such costs as a component of selling, general and administrative costs as such costs are incurred.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Interests in Consolidated Financial Statements - an amendment of ARB No. 51, (“SFAS 160”), that establishes and expands accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement is required to be adopted by us in the first quarter of our fiscal year 2009. The effect the adoption of SFAS 160 will have on our financial statements will depend on the nature and size of any acquisitions we complete in the future.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157. Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The effect the adoption of SFAS 141R will have on our financial statements will depend on the nature and size of any acquisitions we complete in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position (FSP) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP 14-1”) which specifies that issuers of these instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 14-1 is also to be applied retrospectively to all periods presented except if these instruments were not outstanding during any of the periods that are presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-5”). Paragraph 11(a) of SFAS No 133, Accounting for Derivatives and Hedging Activities, (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. While the Company is currently still evaluating the effects of adoption of EITF 07-5, it is expected that adoption may result in the reclassification of the Company’s warrants from equity to liabilities recorded at fair value and additionally could result in bifurcation and fair value accounting for the conversion rights embedded in the Company’s Series A preferred stock.

Results of Operations

The following table presents the dollar amount and percentage of changes from period to period of the line-items included in our Statements of Operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	Increase/ (Decrease)	% Change
Revenue:
Sales	$129,947	$2,565	$127,382	4,966.16
Cost of Goods Sold	13,089	79	13,010	16,468.35
Gross Profit	116,858	2,486	114,372	4,600.64
Operating expenses:
Research and development	33,686	6,969	26,717	383.37
General and administrative	1,554,242	481,845	1,072,022	222.48
Operating loss	(1,471,070)	(486,328)	(984,367)	202.41
Other Expenses	910,225	107,668	802,557	745.40
Total Expenses	2,497,778	596,482	1,901,296	318.75
Net loss	$(2,381,295)	$(593,996)	$(1,786,924)	300.83

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Revenue:

The company recorded revenue of $129,947, after posting nominal revenue from the sale of our products in the year ended December 31, 2007 of $2,565. These are the first revenues recorded by us since our inception. The company has acquired sufficient inventory to affect a meaningful product launch, and has sold various quantities of each of the twelve sizes of its Brain Access System product to both domestic and international customers.

Research and Development Expenses:

Research and development expenses increased by 383.37%, or $26,717 from $6,969 for the fiscal year ended December 31, 2007 to $33,686 for the fiscal year ended December 31, 2008. During 2008 the increase was primarily attributed to drawings and potential modifications to product design.

General and Administrative Expenses:

General and administrative expenses increased by 222.48%, or $1,072,022 from $481,845 for the fiscal year ended December 31, 2007 to $1,554,242 for the fiscal year ended December 31, 2008. The increase was attributable to increased costs relating to raising additional capital, increase in salaries, rent and auto expenses.

Other Expense (Income):

We recorded interest expense of $910,225 and $107,668 for years ended December 31, 2008 and 2007, respectively. The increase is due to the company entering into convertible debt agreements.  For the years ended December 31, 2008 and 2007, interest expense was offset with interest income of $6,479 and $560, respectively.

The following table sets forth our results of operations for the fiscal years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006 (1)
Revenue:
Sales	$129,947	$2.565	$—
Cost of Goods Sold	13,089	79	__
Gross Profit	116,858	2,486	__

Operating expenses:
Research and development	33,686	6,969	158,823
General and administrative	1,554,242	481,845	409,432
Operating loss	(1,471,070)	(486,328)	(568,255)
Other Expenses	910,225	107,668	3,807
Total Expenses	2,497,778	596,482	572,062
Net loss	$(2,381,295)	$(593,996)	$(572,062)
Loss per common share - basic and diluted	$(0.11)	$(0.03)	$(0.03)
Weighted average shares outstanding	21,977,954	18,010,459	17,328,133

(1)	In 2006 the Company operated as a limited liability company

Liquidity and Capital Resources

Liquidity

On December 14, 2006, we entered into Bridge Loan Facility (the “Bridge Loan Facility”) with Fountainhead Capital Partners Limited. Pursuant to the terms of the Bridge Loan Facility, Fountainhead Capital Partners Limited invested in the purchase of $172,500 of Convertible Debentures. The Convertible Debentures bear interest at the “Applicable Federal Rate” as defined in section 1274(d) of the Internal Revenue Code and are convertible into a number of shares of the Company’s common stock equal to ten percent (10%) of our issued and outstanding shares of common stock based upon a post-money valuation of $1,500,000. The Conversion Price is subject to adjustment based upon certain events which would result in a dilution of the holder’s interest. The maturity date of the convertible debentures has been extended to December 31, 2008. In connection with the issuance of the Convertible Debentures, we issued a Warrant to Fountainhead Capital Partners Limited to purchase 1,979,456 shares at $.50 per share and entered into an Option Agreement whereby Fountainhead Capital Partners Limited was given the option to purchase an additional 8,129,529 shares at approximately $.33 per shares together with Warrants to purchase an additional 1,320,000 shares at approximately $.44 per share. In consideration of Regent Private Capital, LLC agreeing to invest $1,000,000 in the purchase of our Convertible Debentures, Fountainhead Capital Partners Limited executed an Assignment of Rights Under Warrant and Under Option Agreement to assign to Regent Private Capital, LLC 50% interest in Fountainhead Capital Partners Limited’s rights, title and interest in the abovementioned Option Agreement, the Warrant to purchase 1,979,456 shares at $.50 per share and Warrants to purchase an additional 2,438,859 shares at approximately $.44 per share. By reason of this assignment, Fountainhead Capital Partners Limited assigned to Regent Private Capital, LLC the rights under the warrant acquire 50% of the underlying securities issuable on exercise of the warrant and 50% of the rights to make future investment in the Company.

On August 28, 2007, we entered into a Subscription and Investment Agreement with David Salomon (“Salomon”). Under the terms of the Subscription and Investment Agreement, in exchange for a loan of $150,000 from Salomon, we issued a Convertible Promissory Note for $150,000, being the principal amount of the loan, and 150,000 shares of our common stock. The Convertible Promissory Note was due and payable twelve (12) months from the date of the note. On February 15, 2008, Salomon agreed to convert the Convertible Promissory Note to shares of the Company’s common stock at a reduced conversion rate of $.135 per share. In order to further induce Salomon into such conversion, we also issued Salomon an additional 100,000 shares of our common stock at the time of the conversion.

On April 13, 2007 and May 31, 2007, we entered into 6 month promissory notes with Optimus Services, each having a principal amount of $50,000.  On January 9, 2007, we entered into a promissory note with GC Advisors which has a principal amount of $17,000 and matures on January 9, 2009.

On January 23, 2008, we sold 263,158 shares of common stock to Christopher Vinas at $0.19 per share or a total aggregate purchase price of $50,000.

On February 15, 2008, we entered into a transaction with Regent Private Capital, LLC, whereby Regent Private Capital, LLC agreed to invest $1,000,000 in the purchase of our Convertible Debentures — such investment to be made in two tranches of $500,000 each. In connection with the investment by Regent Private Capital, LLC, Fountainhead Capital Partners Limited agreed to make additional investments totaling $300,000 in two tranches of $150,000 each concurrent with the Regent Private Capital, LLC investments. These Convertible Debentures have a term of one year and are convertible into shares of our common stock at a price of approximately $.123 per share. If fully converted, the Convertible Debentures would result in the issuance of 8,129,529 shares to Regent Private Capital, LLC and 2,438,859 shares to Fountainhead Capital Partners Limited. As of the date hereof, both tranches of investments by Regent Private Capital, LLC and Fountainhead Capital Partners Limited have been completed.  Subsequently, Regent assigned a portion of the principal amount of each note to Altcar Investments and Derek Johansen.  On December 15, 2008, Johansen converted $250,000 of the debenture into 2,032,520 shares of common stock.  On March 23, 2009, Altcar Investments converted $100,000 of the debenture plus accrued interest of $6,625 into 866,867 shares of commons stock.

Also on February 15, 2008, approximately 20 smaller investors agreed to invest approximately $140,000 in aggregate for the purchase of shares of the Company’s common stock at $.19 per share. The Bridge Loan Facility and the Regent and subsequent Fountainhead Convertible Debentures are all secured by a first security interest in all of the assets of the Company.

In connection with the recent investments by Regent Private Capital, LLC, Fountainhead Capital Partners Limited and consultancy services provided by the Concordia Financial Group and Sichenzia Ross Friedman and Ference, LLP, we issued a total of 1,047,494 shares of our common stock to The Concordia Financial Group and 523,747 shares of our common stock to Sichenzia Ross Friedman and Ference, LLP.

On March 10, 2008, we sold 263,158 shares of common stock to George Kivotidis at $0.19 per share or a total aggregate purchase price of $50,000.

On September 26, 2008, we sold 131,578 shares of common stock to Arthur Shaw at $0.19 per share or a total aggregate purchase price of $25,000.

On November 20, 2008, we sold 657,895 shares of common stock to William Roberts at $0.19 per share or a total aggregate purchase price of $125,000.

On November 20, 2008, we sold 131,578 shares of common stock to The Armentarium at $0.19 per share or a total aggregate purchase price of $25,000.

On November 30, 2008, we sold 52,632 shares of common stock to Troy Leight at $0.19 per share or a total aggregate purchase price of $10,000.

We believe that our existing cash, cash equivalents and available borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for approximately 3 months. We cannot assure you that this will be the case or that our assumptions regarding sales and expenses underlying this belief will be accurate. We will need to seek additional funding through public or private financings or other arrangements during this period and thereafter. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised by issuing equity securities, dilution to existing stockholders may result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

 Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2008, relative to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. We have incurred losses since our inception, including net losses of $2,380,920 and $593,996 for the years ended December 31, 2008 and 2007, respectively, and we expect to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. We have incurred negative cash flows from operations since inception. As of December 31, 2008 and 2007, we had stockholders’ deficiencies of $921,427 and $593,827, respectively, and a cash and cash equivalents balance of $ $196,138 and $15,739 at December 31, 2008 and 2007, respectively. The Company also has certain debt obligations that were not paid by their respective due dates. Since we have no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

 Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age
Kenneth T. Coviello	Chief Executive Officer and a director	58
Heather N. Jensen	President and a director	29
Pascale Mangiardi	Director	36
Steven Girgenti	Director	63

Kenneth T. Coviello, 58, is our Chief Executive Officer and a director and will oversee strategic planning as well as directing manufacturing, marketing and product development. Mr. Coviello has more than 25 years of experience in successfully developing, selling and marketing medical devices and managing medical device and healthcare product companies. Mr. Coviello has held positions of Vice President, Senior Vice President and President of medical device companies, including Lumex and Graham Field. From 2000-2005, he was Senior Vice President at Misonix Inc., a public NASDAQ-listed medical device company that specializes in the design, manufacture and sale of ultrasonic surgical devices for orthopedic, neurosurgical, wound and urological applications. Mr. Coviello was responsible for Misonix medical device revenues and profitability, distribution partner contracts and factory operations in Farmingdale, NY. During his association with Misonix, Inc., Misonix increased its medical devices line from a single product to nine, grew medical device revenue, acquired and developed medical technology. While he was with Misonix, Inc, he was also appointed by Misonix, Inc. to the position of Chief Executive Officer of Hearing Innovations, Inc., holding that position from August 2002 – November 2005. Misonix, Inc. was a senior debt holder at Hearing Innovation, Inc. Mr. Coviello joined us on January 1, 2006 after leaving Misonix, Inc. in November 2005. Previous associations were:

1999-2000 Vice President - FNC Medical- manufacturer and distributor of diabetic skin care supplies,

1992-1998 Vice President - Graham Field- manufacturer and distributor of Medical devices, equipment and supplies

1972-1991 President - Lumex Inc. - manufacturer of medical devices and healthcare products

Heather N. Jensen, 29, is our founder, our President and a director and is involved in the strategic planning as well as directing Global Business Development and Sales. Ms. Jensen has more than 10 years experience in the medical profession ranging from hospitals to medical device manufacturing. Ms. Jensen joined us in November 2005. Ms. Jensen’s most recent position from 2001-2005 was as Director of Sales at Misonix, Inc., a public NASDAQ-listed medical device company that specializes in ultrasonic surgical devices for orthopedic, neurosurgical, wound and urological applications. Ms. Jensen’s responsibilities included international and domestic business development, knowledge and certification in export compliance, regulatory approval process and high-level executive contact and negotiations at some of the largest device companies in the world such as Tyco, Mentor, Aesculap, Richard Wolf and ACMI. She was also responsible for both domestic and international sales development. Ms. Jensen belongs to the Brain Injury Association, American Brain Tumor Association, and the National Association for Female Executives. She holds an Associates Degree in Business with a focus on Human Sciences and has additional credits in business administration from Katharine Gibbs College.

Pascale Mangiardi, 36, has been our director since October 30, 2007. She is presently the founder and President of Rougemont Management Services LLC and Chief Financial Officer of Optimus Services, LLC. From 2002-2006, she was a financial officer for John R. Mangiardi, MD, PC and from 2001 - 2002, she was the Assistant CEO at Hirslanden-Group Management AG, Zurich. Ms. Mangiardi holds a Diploma from the Swiss Business Administration School.

Steven Girgenti, 63, has been a director since November 19, 2008. He is President, CEO, Director and Co-Founder DermWorx, a specialty pharmaceutical company dedicated to solutions for dermatological conditions. Mr. Girgenti is also the Worldwide Chairman of Ogilvy Healthworld, a leading global healthcare communications network with 55 offices in 36 countries.  The network has more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world's leading healthcare companies.  Mr. Girgenti founded Healthworld in 1986 and, under his leadership, the company has made numerous acquisitions to expand and diversify the business.  Healthworld went public in 1997.  In addition to Vycor Medical, Mr. Girgenti has served as a director of Burren Pharmaceuticals and Pharmacon International, and is currently a director of AVTV Networks.  He is also Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City, and is on the Board of Directors for Jack Martin Fund, a Mt. Sinai Hospital affiliated charitable organization devoted to pediatric oncology research.  He graduated from Columbia University and has worked in the pharmaceutical industry since 1968 for companies such as Bristol-Myers Squibb, Carter Wallace and DuPont, as well as advertising agencies that specialize in healthcare. During his career, Mr. Girgenti has held positions in marketing research, product management, new product planning and commercial development.

All of our directors hold office until the next annual meeting of stockholders and until their respective successors have been elected or qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among our directors or executive officers. There is no arrangement or understanding between or among our officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors.

Except for Mr. Coviello, our directors and executive officers have not during the past five years:

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding;

•
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

•
or been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Mr. Coviello was Senior Vice President of Misonix Inc., a major funding entity and senior debt holder for Hearing Innovations Inc. Mr. Coviello was appointed Chief Executive Officer and an officer of Hearing Innovations after a resignation of senior management at Hearing Innovations. He was Chief Executive Officer from August 2002 – November 2005.

On July 14, 2004, Hearing Innovations Inc. sent all shareholders and creditors a plan for reorganization and disclosure statement. Misonix Inc. was committed to fund Hearing Innovations Inc. up to $150,000 for the reorganization plan. Hearing Innovations Inc. filed for relief under Chapter 11 of the U.S. Bankruptcy Code in September 2004. The Plan of Reorganization of Hearing Innovations Inc. was confirmed by the court on January 13, 2005. Based upon the final decree, and the approval by the court of the Bankruptcy Plan, Misonix Inc. became the sole shareholder of Hearing Innovations Inc.

Committees of the Board of Directors

Our Board of Directors does not have any committees.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last three years ended December 31, 2008, 2007 and 2006, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2008 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as our executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Kenneth T. Coviello	2008	$190,000	—	—	29,212	—	—	$18,150	$237,362
(Chief Executive	2007	$137,433	—	—	—	—	—	$17,302	$154,735
Officer)	2006	$76,364	—	—	—	—	—	$8,768	$85,132

Heather N. Jensen	2008	$190,000	—	—	29,212	—	—	$19,204	$238,416
(President)	2007	$117,000	—	—	—	—	—	$17,302	$134,302
	2006	$89,843	—	—	—	—	—	$10,276	$100,120

OUTSTANDING EQUITY AWARDS

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Kenneth T. Coviello	2/15/2008	-	-	500,000	$0.135	2/12/2018

Heather N. Jensen	2/15/2008	-	-	500,000	$0.135	2/12/2018

Grants of Plan-Based Awards

Initial grants under the 2008 Stock Plan were to Kenneth T. Coviello and Heather N. Jensen of options to purchase 1,000,000 shares in the aggregate. There were no option exercises by or stock vested in fiscal 2007 or 2008.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,000,000	$0.135	2,651,345
Equity compensation plans not approved by security holders	50,000	0.19	–
Total	1,050,000	$0.138	2,651,345

Employment Agreements

We have employment agreements with our Chief Executive Officer, Mr. Kenneth T. Coviello and with our President, Ms. Heather N. Jensen.

We had previously entered into an employment agreement with Mr. Kenneth Coviello on January 1, 2006. Pursuant to the agreement, Mr. Coviello was employed to be our Chief Executive Officer for an annual salary of $190,000. In addition, Mr. Coviello was entitled to monthly car allowances of $600, $750, $900 and $1,150 for his first, second, third and fourth and fifth years with us respectively. Mr. Coviello is entitled to an annual bonus upon achieving certain milestones and a commission every quarter from our gross profits for that period. The employment agreement is for a five-year term, automatically renewable for successive one year terms unless either party elects not to do so.

Despite the employment agreement, Mr. Coviello only received a base salary of $137,433 and $76,364 and car allowances and health insurance coverage of $17,302 and $8,767 for fiscal 2007 and 2006 respectively. We did not accrue or defer the differences in actual amounts paid against the amounts provided for in the employment contract and Mr. Coviello has agreed to waive such amounts.

On January 1, 2008, Mr. Coviello entered into a new employment agreement. Pursuant to the new employment agreement, Mr. Coviello was employed as our Chief Executive Officer for an annual salary of $190,000. He will also be paid a monthly automobile allowance of $700 and be eligible to receive annual bonuses of 20% of his base salary for calendar year 2008 and 40% of his base salary for calendar year 2009, payable in cash or in stock based upon the achievement of specific milestones to be determined by the Compensation Committee of our board of directors. For the purposes of calendar years 2008 and 2009, these milestones are defined as exceeding our budgeted income by an amount equal to the aggregate amount of all bonuses to be paid. The term of the agreement is for one year, and it will automatically be renewed for an additional one year term, unless either party gives written notice to the other of its intention to terminate the agreement at least 30 days prior to the automatic renewal date.

We entered previously into an employment agreement with Ms. Jensen on October 31, 2005. Pursuant to the agreement, Ms. Jensen was employed to be our President for an annual salary of $190,000. In addition, Ms. Jensen was entitled to monthly car allowances and health insurance coverage of $600, $750, $900 and $1,150 for her first, second, third and fourth and fifth years with us respectively. Ms. Jensen is entitled to an annual bonus upon achieving certain milestones and a commission every quarter from our gross profits for that period. The employment agreement is for a five-year term, automatically renewable for successive one year terms unless either party elects not to do so.

Despite the employment agreement, Ms. Jensen only received a base salary of $117,000 and $89,843 and car allowances of $17,302 and $10,276 for fiscal 2007 and 2006 respectively. We did not accrue or defer the differences in actual amounts paid against the amounts provided for in the employment contract and Ms. Jensen has agreed to waive such amounts.

On January 1, 2008, Ms. Jensen entered into a new employment agreement. Pursuant to the new employment agreement, Ms. Jensen was employed as our President for an annual salary of $190,000. She will also be paid a monthly automobile allowance of $700 and be eligible to receive annual bonuses of 20% of her base salary for calendar year 2008 and 40% of her base salary for calendar year 2009, payable in cash or in stock based upon the achievement of specific milestones to be determined by the Compensation Committee of our board of directors. For the purposes of calendar years 2008 and 2009, these milestones are defined as exceeding our budgeted income by an amount equal to the aggregate amount of all bonuses to be paid. The term of the agreement is for one year, and it will automatically be renewed for an additional one year term, unless either party gives written notice to the other of its intention to terminate the agreement at least 30 days prior to the automatic renewal date.

Compensation of Directors

For the years ended December 31, 2007 and 2006, none of the members of our board of directors received compensation for his or her service as a director.   In 2008, we granted Steven Girgenti 26,316 shares, equivalent to $5,000 for Mr. Girgenti’s service to the Board of Directors in 2008.  In 2009, Mr. Girgenti will be entitled to receive $5,000 in cash or stock at the option of the company per quarter and $1,500 per board meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of March 23, 2009.  Unless noted, the address for the following beneficial owners and management is 80 Orville Drive, Suite 100, Bohemia, New York 11716.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percent of Class (2)
Common Stock	Kenneth Coviello (4)	5,284,587		19.92%
Common Stock	Heather N. Jensen (4)	5,284,587		19.92%
Common Stock	Pascale Mangiardi	—		*
Common Stock	Steven Girgenti	26,316		*

Common Stock	All executive officers and directors as a group	10,595,490		39.66%
Common Stock	Regent Private Capital, LLC 152 West 57th Street, 9th Floor, New York, NY 10019	10,022,341	(3)	27.55%
Common Stock	Fountainhead Capital Management Limited Portman House Hue Street, St,Helier, Jersey JB4 5RP	9,156,464	(3)	25.78%
Common Stock	Sawmill Trust c/o Mitchell Greene Robinson Brog Greene 1345 Avenue of the Americas New York, NY 10105	5,117,921		19.42%
Common Stock	David Salomon 15400 Knoll Trail, Suite 350 Dallas, TX 75248	1,361,111		5.16%
Common Stock	Derek Johannson	2,032,520		7.71%
	35 West Springs Cove Winnipeg, Manitoba Canada R2G 4B9

*       Less than 1%

(1)
In determining beneficial ownership of our common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of common stock owned by a person or entity on March 23, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 23, 2009, (26,356,638 common stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
In addition, in determining the percent of common stock owned by a person or entity on March 23, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on March 23, 2009, (26,356,638 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3)	The following table shows the calculation of the beneficial ownership of Regent Private Capital, LLC and Fountainhead Capital Management Limited:

Calculation of Fountainhead Capital Management Limited Holdings

Fountainhead Bridge Loan Conversion		1,979,456

Fountainhead Bridge Loan Warrants		402,966

Option Agreement:
Shares	5,652,954
Warrants	3,017,409

(less transferred to Regent)	-4,335,182

Net		4,335,182

Fountainhead Convertible Debenture
Tranche #1		1,219,430
Tranche #2		1,219,430

Total		9,156,464

Calculation of Regent Private Capital, LLC Holdings

1/2 of Fountainhead Bridge Loan Warrants		402,966

Option Agreement:
Shares	5,652,954
Warrants	3,017,409

(less retained by Fountainhead)	-4,335,182

Net		4,335,182

Regent Convertible Debenture
Tranche #1		1,219,430
Tranche #2		4,064,765

Total		10,022,341

(4)	Includes stock option to purchase 166,666 shares at $0.135.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is currently not party to any related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 were $13,754.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 were $0. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2008.

ITEM 15. EXHIBITS.

Exhibit No.	Description
3.	Certificate of Incorporation*
3.2	Bylaws*
3.3	6% Convertible Debenture No. 1 to Regent Private Capital, LLC*
3.4	6% Convertible Debenture to Fountainhead Capital Partners Limited*
3.5	Fountainhead Capital Partners Limited Warrant*
3.6	Fountainhead Capital Partners Limited Bridge Loan Debenture*
3.7	GC Advisors LLC Warrants*
3.8	George Kivotidis Warrant dated November 6, 2007*
3.9	Martin Magida Warrant dated September 1, 2007*
3.10	Robert Guinta Warrant dated September 1, 2007*
5.1	Opinion of Sichenzia Ross Friedman Ference LLC regarding legality of common stock being registered.
10.1	Fountainhead Capital Partners Limited Option Agreement*
10.2	Convertible Debenture Purchase Agreement between Vycor Medical, Inc. and Regent Private Capital, LLC dated February 14, 2008*
10.3	Convertible Debenture Purchase Agreement between Vycor Medical, Inc. and Fountainhead Capital Partners Limited*
10.4	Stock Option Agreement with Heather N. Jensen dated February 15, 2008*
10.5	Stock Option Agreement with Kenneth Coviello dated February 15, 2008*
10.6	Assignment of Rights Under Warrant and Under Option Agreement dated February 14, 2008 between Fountainhead Capital Partners Limited, Regent Private Capital LLC and Vycor Medical, Inc.*
10.7	Assignment Agreement between John R. Mangiardi and The Sawmill Trust dated September 17, 2005.*
10.8	Assignment Agreement between The Sawmill Trust and Vycor Medical LLC dated September 17, 2005.*
10.9	Lease Agreement dated July 26, 2008.**
10.10	Business Operating Agreement dated September 11, 2007 with Lacey Manufacturing Company*.
10.11	Consulting Agreement with Dr. Langer**
10.12	Consulting Agreement with Dr. Kornel**
10.13	Consulting Agreement with Dr. O’Rourke**
10.14	Retainer Agreement with Sichenzia Ross Friedman Ference LLP**
10.15	Consulting Agreement with Dr. Slavin***
10.16	2008 Employee, Director and Consultant Stock Plan****
31.1	Certification of Chief Executive Officer (Principal Financial Officer) under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of President and Principal Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
32.1	Certification of CEO and President under 18 U.S.C. Section 1350

* Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 3, 2008.

** Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 25, 2008.

*** Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 25, 2008.

**** Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 21, 2009.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

VYCOR MEDICAL, INC.

By:	/s/ Kenneth T. Coviello
Kenneth T. Coviello
Chief Executive Officer and Director (Principal Financial Officer)

By:	/s/ Heather N. Jensen
Heather N. Jensen
President, Founder and Director (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.

/s/ Kenneth T. Coviello	March 31, 2009
Kenneth T. Coviello Chief Executive Officer and Director

/s/ Heather N. Jensen	March 31, 2009
Heather N. Jensen President and Director

/s/ Pascale Mangiardi	March 31, 2009
Pascale Mangiardi Director

/s/ Steven Girgenti	March 31, 2009
Steven Girgenti Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vycor Medical, Inc.

We have audited the accompanying balance sheets of Vycor Medical, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. Vycor Medical, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations, among other factors, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The 2008 and 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty

As described in Note 9, “Restatement of Financial Data as of December 31, 2007”, the Company has restated previously issued financial statements as of December 31, 2007 and for the year then ended.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vycor Medical, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.
Hackensack, New Jersey
March 23, 2009

VYCOR MEDICAL, INC.
Balance Sheet
December 31, 2008

	December 31,	December 31,
	2008	2007
ASSETS

Current Assets

Cash	$196,138	$15,739
Accounts receivable	89,765	2,565
Inventory	71,527	-
Prepaid expenses	7,040	-
	364,470	18,304

Fixed assets, net	213,958	-

Other assets:
Patents, net of accumulated amoritzation	42,507	22,559
Website, net of accumulated amortization	10,152	6,214
Security deposits	2,350	-
	55,009	28,773

TOTAL ASSETS	$633,437	$47,077

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$313,611	$285,215
Accrued interest	88,588	24,726
Accrued liabilities	75,468	264
Current portion of long-term debt	1,077,197	227,449
	1,554,864	537,654

Long-term debt less current portion	-	103,250

TOTAL LIABILITIES	1,554,864	640,904

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized,
25,463,455 and 18,289,999 shares issued and outstanding	25,463	18,290
at December 31, 2008 and 2007, respectively
Additional Paid-in Capital	2,788,415	741,893
Accumulated Deficit	(3,735,305)	(1,354,010)

	(921,427)	(593,827)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$633,437	$47,077

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Operations

	For the year ended December 31,
	2008	2007

Revenue	$129,947	$2,565

Cost of Goods Sold
Beginning Inventory	-	-
Cost of goods purchased	84,616	79

Goods available for sale	84,616	79
Less: Ending inventory	(71,527)	-

Total Cost of Goods Sold	13,089	79

Gross Profit	116,858	2,486

Operating expenses:
Research and development	33,686	6,969
General and administrative	1,554,242	481,845

Total Operating expenses	1,587,928	488,814

Operating loss	(1,471,070)	(486,328)

Interest expense	910,225	107,668

Net Loss	$(2,381,295)	$(593,996)

Loss Per Share
Basic and diluted	$(0.11)	$(0.03)

Weighted Average Number of Shares Outstanding	21,977,954	18,010,459

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Stockholders' Deficiency

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at January 1, 2006	16,049,878	$16,050	$85,640	$(187,953)	$(86,263)

Purchases of equity during
year ended December 31, 2006	1,717,262	1,717	231,283		233,000

Share based compensation for consulting services			82,914		82,914

warrants and option issued pursant to
Fountainhead note payable			172,500		172,500

Stock issued for consulting services	48,145	48	11,952		12,000

Net loss for year ended December 31, 2006				(572,062)	(572,062)

Balance at December 31, 2006	17,815,285	$17,815	$584,289	$(760,015)	$(157,911)

Purchases of equity during
year ended December 31, 2007	200,301	$232	$82,768		$83,000

Common stock issued in conjunction with
Salomon note payable	150,000	150	23,800		23,950

Issuance of stock for consulting fees	124,413	93	22,547		22,640

Share base Compensation for consulting services.			28,489		28,489

Net loss for year ended December 31, 2007				$(593,995)	(593,995)

Balance at December 31, 2007	18,289,999	$18,290	$741,893	$(1,354,010)	$(593,827)

Purchases of equity during
period ended December 31, 2008	2,237,027	$2,237	$422,798		$425,035

Common stock issued in conjunction with
Salomon note payable	1,111,111	1,111	148,889		150,000

Inducement to convert debt	100,000	100	173,011		173,111

Issuance of stock for consulting fees	1,692,798	1,693	319,936		321,629

Share base Compensation for consulting services.			25,789		25,789

Beneficial conversion feature on Fountainhead and Regent debt			708,130		708,130

Issuance for conversion of debt - Johannsen	2,032,520	2,033	247,967		250,000

Net loss for year ended December 31, 2008				$(2,381,295)	(2,381,295)

Balance at December 31, 2008	25,463,455	$25,464	$2,788,413	$(3,735,305)	$(921,428)

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows

	Year ended December 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(2,381,295)	$(593,995)

Adjustments to reconcile net loss to cash
used in operating activities:
Amortization of intangible assets	11,763	6,969
Depreciation of fixed assets	6,407	-
Amortization of debt discount expense	671,629	84,198
Share based compensation	25,789	51,129
Shares issued for consulting services	321,629	-
Inducement for debt conversion	173,111	-

Changes in assets and liabilities:
Accounts receivable	(87,200)	(2,565)
Inventory	(71,527)	-
Prepaid expenses	(7,040)	-
Security deposit	(2,350)	-
Accounts payable	28,396	4,315
Accrued interest	63,862	24,726
Accrued liabilities	75,204	(4,410)

Cash used in operating activities	(1,171,622)	(429,633)

Cash flows used in investing activities:
Purchase of fixed assets	(220,365)	-
Acquisition of patents	(29,149)	(6,320)
Acquisition of website	(6,500)	(800)
Cash used in investing activities	(256,014)	(7,120)

Cash flows from financing activities:
Proceeds from/payment on Note Payable Officer	-	(10,500)
Proceeds from sale of equity	425,035	83,000
Proceeds from Notes Payable-GC Advisors	(17,000)	17,000
Proceeds from Salomon Convertible Note Payable	-	150,000
Proceeds from Fountainhead Convertible Note Payable	300,000	-
Proceeds from Fountainhead Convertible Note Payable	1,000,000	-
Proceeds from Optimum Health Service Loan Payable	(100,000)	100,000
Cash provided by financing activities	1,608,035	339,500

Net increase (decrease) in cash	180,399	(97,253)

Cash at beginning of period	15,739	112,992

Cash at end of period	$196,138	$15,739

Supplemental Disclosures of Cash Flow information:
Interest paid:	$7,638	$-

Taxes paid	$375	$-

Non-Cash Tranactions:
Warrants, options and stock issued for debt financing	$-	$23,950

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.           FORMATION AND BUSINESS OF THE COMPANY

Business description

Vycor Medical, LLC, (the “Company”) was formed in June 17, 2005 under the laws of the State of New York. The Company converted its entity form on August 14, 2007 from a New York Limited Liability Company to a Delaware Corporation with 16,048 of common stock exchange for each partnership unit with 1122 units outstanding at date of conversion. The assets, liabilities and operations of the Company did not change pursuant to this reorganization, and the accompanying financial statements are presented as if the change occurred on the first day of the earliest period presented; thus all are references to number of shares prior to the date of conversion are based upon the common stock equivalent of the units. The Company’s business plan is to develop and market a commercially feasible surgical access system for sale to hospitals and medical professionals.

2.           ACCOUNTING POLICIES

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2008 and 2007, the amounts charged to research and development expenses were $33,686 and $6,969, respectively.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At December 31, 2008 and 2007, fair values of cash, accounts receivable, accounts payable, and accrued expenses short term promissory notes, approximate their carrying amount due to the short period of time to maturity. The fair value of the Company’s long term debt is based on the present value using a discount rate comparable with borrowing rates available to the Company along with various fair value model calculations used to value certain debt related securities.

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and ten years.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The Company has provided a full valuation allowance against the gross deferred tax asset as of December 31, 2008 and 2007 as it is more likely then not that this deferred tax asset may not realized.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical estimates include depreciation, amortization of intangible assets, and the fair values of options and warrant included in the determination of debt discounts and share based compensation.

Patents

The Company capitalizes legal and related costs associated with the establishment of patents for its products. Costs associated with the development of the patented item or processes are charged to research and development costs as incurred. The costs associated with the establishment of the patents are amortized over the life of the patent.

The Company reviews existing patents as well as those in the approval process for impairment on an annual basis using a present value, cash flow method pursuant to Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets. Since the Company’s patents are either very new or still in the process of approval, the Company does not believe that any impairment of these amounts exists.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

2.           ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company records revenue, pursuant to Staff Accounting Bulletin Topic 13(a) when a completed contract for the sale exists, title transfers to the buyer and the product is invoiced and shipped to the customer. The Company sells a surgical access system which has already cleared the U.S. FDA 510(k) review process. It has been granted a 510(k) number for marketing the system to hospitals and other medical professionals. The Company does not expect the need to provide for product returns or warrantee costs but will review such potential costs after the commencement of sales.

Educational and marketing expenses

The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will expense such costs as a component of selling, general and administrative costs as such costs are incurred.

Website Costs

The Company capitalizes the costs associated with the acquisition of hardware and development tools as well as the creation of database tools in connection with the Company’s website pursuant to Statement of Position 98-1 and Emerging Issues Task Force 00-20. Other costs including the development of functionality and identification of software tools are expensed as incurred.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, and followed the minimum value disclosure provisions of Statement of Financial Accounting Standards NO. 123 (SFAS 123), Accounting for Stock-Based Compensation.  Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Stock-based compensation determined under APB 25 is recognized over the option vesting period.

Prior to the adoption of a stock option plan adopted on February 13, 2008, the Company only issued share based compensation to consultants for goods or services. The Company accounted for these transactions under guidance for Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under EITF 96-18, options, warrants, and stock are recorded at their fair value on the measurement date. The Company remeasured the fair value of such instruments granted at each reporting period until performance under the consulting arrangements were completed and the measurement date was reached. The Company records the expense of such services on the estimate fair value of the equity instrument using the Black-Sholes pricing model. The initial expense is recognized over the term of the service agreement.

For future awards to employees, the Company will adopt the fair value provisions of the Statement of Financial Accounting Standards No. 123(R) (SFAS 123R), Share-Based Payment, which supersedes its previous accounting under APB 25. SFAS 123(R) requires the recognition of compensation expense for future stock-based compensation awards to employees. Using a fair-value-based method, for costs related to all share-based payments including stock options.  SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. All option grants valued after January 1, 2006 will be expensed on a straight-line basis over the vesting period.

Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

a)    Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

b)    Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

c)    Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

2.           ACCOUNTING POLICIES (continued)

Financial assets and liabilities are valued using either level 1 inputs based on unadjusted quoted market prices within active markets or using level 2 inputs based primarily on quoted prices for similar assets or liabilities in active or inactive markets.  For certain long-term debt, fair value is based on present value techniques using inputs derived principally or corroborated from market data. Using level 3 inputs using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. In the Company’s case this entailed assumptions used in pricing models for attached warrant calculations. Valuation techniques utilized to determine fair value are consistently applied.

The Company’s long-term debt is the only item that is subject to SFAS 157 as of December 31, 2008 as follows:

Other observable inputs (level 1)	$908,147
Un-observable inputs (level 3)	$169,050

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method.  Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options, convertible notes payable and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2008	2007
Stock options outstanding	1,707,894	-

Warrants to purchase common stock	6,460,920	5,287,708

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Interests in Consolidated Financial Statements - an amendment of ARB No. 51, (“SFAS 160”), that establishes and expands accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement is required to be adopted by us in the first quarter of the Company's fiscal year 2009. The effect the adoption of SFAS 160 will have on the Company's financial statements will depend on the nature and size of any acquisitions the Company completes in the future.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157. Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The effect the adoption of SFAS 141R will have on the Company's financial statements will depend on the nature and size of any acquisitions the Company completes in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

2.           ACCOUNTING POLICIES (continued)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position (FSP) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP 14-1”) which specifies that issuers of these instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 14-1 is also to be applied retrospectively to all periods presented except if these instruments were not outstanding during any of the periods that are presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-5”). Paragraph 11(a) of SFAS No 133, Accounting for Derivatives and Hedging Activities, (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. While the Company is currently still evaluating the effects of adoption of EITF 07-5, it is expected that adoption may result in the reclassification of the Company’s warrants from equity to liabilities recorded at fair value and additionally could result in bifurcation and fair value accounting for the conversion rights embedded in the Company’s Series A preferred stock.

Going Concern

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $2,381,295 for the year ended December 31, 2008, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to clinical trials and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of December 31, 2008, the Company had a stockholders’ deficiency of $921,427 and cash and cash equivalents balance of $196,138. The Company also has certain debt obligations that were not paid by their respective due dates. In these circumstances the Company believes it may not have enough cash to meet its various cash needs into 2009 unless the Company is able to obtain additional cash from the issuance of debt or equity securities.  There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

3.           LONG-TERM DEBT

As of December 31, 2008 and 2007, long-term debt consists of:

	December 31, 2008	December 31, 2007

On January 9, 2007 the Company entered into a note payable to GC Advisors, with interest at 12%, due earlier of January 9, 2009, or five business days following the receipt of at least $500,000 in cash from any form of equity or debt financing.	$-	$17,000

On April 18, 2007 the Company entered into a $50,000 note payable to Optimus Service LLC. On May 31, 2007 the note holder advanced an additional $50,000. The original loan was due six (6) months from the date of issuance. The Company has agreed to monthly payments of $20,500 beginning in March 2008 with interest at the Prime interest rate as reported in the Wall Street Journal	-	100,000

On August 28, 2007 the Company sold 10 units consisting of a combination of 150,000 shares of its common stock and a convertible promissory note to David Salomon in the amount of $150,000. The debt was due and payable on August 28, 2008 and was non interest bearing other than the stock unless the note is in default; the interest then accrues at 13% per annum commencing on the maturity date. The Company allocated the proceeds of this investment between the relative fair values of the promissory note and common stock using a share value of $0.19 per share (based upon private placements originating near the date of the note) resulting in an allocation of $126,050 to the promissory note and $23,950 to additional paid in capital and capital stock attributed to debt discount. The holder of this note had the right, at the holder’s option at any time prior to the payment in full of the principal balance of this note, to convert all of the principal amount of this Note into common shares of the company; the conversion price was to be equal to the prevailing market price, subject to a maximum conversion price of not more than $1.00 per common share and a minimum conversion price of not less than $0.50 per common share. The note may be converted, at the option of the Company, on the same terms and conditions as  the note holder in the event the Company’s common shares are publicly quoted and the closing price of the common shares on any securities quotation services or exchange exceeds 150% of the ceiling price for 30 consecutive trading days. The conversion feature contains adjustments for stock splits and subdivisions so as to insure the conversion rate does not unfairly impact the note holder. Since the fair value of the stock is less than the minimum conversion price of $0.50, there is no value attributable to any beneficial conversion feature.  The Company is using the effective interest method to allocate the debt discount over its term; as of December 31, 2007, the note is reflected net of the unamortized discount of $22,551. On February 15, 2008, the Company induced the note holders of the Salomon note to convert the note based upon a by offering them a reduced conversion price of $0.135 per common share and an additional 100,000 shares of common stock. This resulted in debt conversion expense in accordance with Statement of Financial Accounting Standards No.84 (As Amended) Induced Conversions of Convertible Debt, which the company recognized as interest expense in the statement of operations of $173,111 calculated using the reduced conversion price of $0.135 per share and a market value of $0.19 per share (based upon private placements originating near the date of the note). $154,311 of the interest expense is a result of the reduced conversion price and $19,000 is as a result of the additional 100,000 shares of stock. As a result of the inducement, the holder converted all into 1,111,111 shares of common stock and received an additional 100,000 shares of stock as part of the inducement.
	-	127,449

On December 15, 2006 the Company entered into a Convertible debenture, in the amount of $172,500 payable to Fountainhead Capital Partners Limited (FCPL), with interest at the “Applicable Federal Rate” as defined in sec. 1274 (d) of the Internal Revenue Code, initially due June 21, 2007. The Debenture may be transferred or exchanged only in compliance with the Security Act of 1933, as amended and applicable state securities laws. The Holder is entitled at its option to convert debenture into a number of shares of common stock calculated to be equal to be ten percent of the issued and outstanding aggregate shares of the Company on the date of issuance of the Debenture. The following discloses the calculation the conversion price and the 1,979,456 conversion shares:

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

3.           LONG-TERM DEBT (continued)

Number of membership units outstanding at 12/21/2006	1,110.11	Units

The note was for 10% of Units post-money (1,110.11/90%):	1233.46	Units

Fountainhead is entitled to 10% of the units equal to	123.346	Units

Each unit converted into 16,048 shares	1,979,456	Shares

The conversion feature is subject to standard anti-dilution provisions. The Company has computed a beneficial conversion feature of $111,099 which resulted in a debt discount of such amount which is being amortized over the life of the loan to interest expense. The Company had used $0.19 per share in the computation of the beneficial conversion feature as it represents sales of private placements of the Company’s securities at the time of entering into the debenture. The Holder has the sole option to extend the due date of this debenture and has extended principal and interest payments until February 15, 2009. In conjunction with the convertible debenture the Company issued a warrant to Fountainhead Capital Partners Limited to purchase 50.22 Membership Units of the Company (805,931 shares of common stock) at $.50 per share for five years. The warrant’s fair value of $0.13 per share was calculated using the Black-Scholes Valuation Model, using the following assumptions: volatility of 99%, dividend rate of 0%, approximate risk free interest rate of 4.5% and a five year warrant life. The warrant resulted in an additional debt discount of $61,401 which is being amortized over the term of the debt. In conjunction with this debt the Company also entered into an agreement with Fountain Capital Partners Limited (FCPL) which granted to FCPL an option to invest up to $1,850,000 for three years in exchange for issuing new convertible debentures due two years from the issuance of these new notes and included with the exercise of this option would be a warrant to purchase up to 3,017,409 shares at a price of $0.44 per share. The debenture is convertible up to 5,652,954 shares of common stock.  No value was assigned to the options as there was no acquired beneficial conversion feature or acquisition of the warrants  The note reflects an unamortized discount of $3,450 and $86,250 as of December 31, 2008 and 2007, respectively.
169,050	86,250

On February 15, 2008 the Company entered into a $150,000 Convertible Debenture payable to Fountainhead Capital Partners Limited, with interest at 6% per annum, due but not paid, on or before February 15, 2009. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $81,707, which is being amortized over the life of the loan.
	139,787	-

On February 15, 2008 the Company entered into a $500,000 Convertible Debenture, payable to Regent Private Capital, LLC, with Interest at 6% per annum, due but not paid, on or before February 15, 2009. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the Conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $272,358, which is being amortized over the life of the loan. Subsequently, Regent assigned the principal amount of each note to Altcar Investments and Derek Johansen.  On December 15, 2008, Johansen converted $250,000 of the debenture into 2,032,520 shares of common stock.  This resulted in the recognition of unamortized beneficial conversion feature debt discount attributable to the debenture of $17,023.
	232,977	-

On April 15, 2008 the Company entered into a $150,000 Convertible Debenture payable to Fountainhead Capital Partners Limited, with interest at 6% per annum, due but not paid, on or before February 15, 2009. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a Beneficial conversion feature debt discount of $81,707 which is being amortized over the life of the loan	126,169	-

On April 22, 2008 the Company entered into a $500,000 Convertible Debenture, payable to Regent Private Capital, LLC, with interest at 6% per annum, due on or before April 22, 2009. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the Conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a Beneficial conversion feature debt discount of $272,358, which is being amortized over the life of the loan.	345,108	-

All discounts are being amortized on a straight line basis that approximates effective yield method under EITF 98-5.
Total long-term debt:	1,077,197	330,699

Less current portion of debt	1,077,197	227,449
Long-term portion of debt	$-	$103,250

The following is a schedule of future minimum loan payments:

Twelve months ending December 31,	Amount
2009	$1,222,500
2010	-
2011	-
2012	-
2013	-
Thereafter	-
Total	$1,222,500
Less debt discount	145,303
$1,077,197

The Company's long-term debt is all secured by a first security interest in all of the assets of the Company.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

4.           EQUITY

Certain Equity Transactions

In consideration for purchasing 100,000 shares at $0.50 per share, the Company issued to George Kivotidis a warrant to purchase up to an additional 4,000 shares of the Company's common stock at $.50 per share. The warrant is valid from November 6, 2007 for a period of three years. This warrant was fair valued under the Black-Scholes Model, using a volatility of 99%, dividend rate of 0%, risk free interest rate of 4.5% and a three year life.  The proceeds from the sale of stock issued to Mr. Kivotidis were apportioned between common stock and additional paid in capital due to the warrant.

During 2006 there were purchases of the Company equity of $233,000 representing common stock with prices ranging from $0.09 to $0.25 per share.

During 2007, there were purchases of the Company’s stock of $83,000 representing common stock with prices ranging from $0.25 to $0.50 per share.

During 2008, there were purchases of the Company’s stock of $425,034 representing common stock at the price of $0.19 per share.

In connection with the recent investments by Regent Private Capital, LLC Fountainhead Capital Partners Limited and consultancy services provided by the Concordia Financial Group and Sichenzia Ross Friedman and Ference, LLP (attorneys for the Company), the Company issued a total of 1,047,494 shares of its common stock to The Concordia Financial Group and 523,747 shares of common stock to Sichenzia Ross Friedman and Ference, LLP.

5.           SHARE-BASED COMPENSATION

The Company accounts for the following transactions under the guidance of Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under EIFT 96-18, options are recorded at their fair value on the measurement date. The Company remeasured the fair value of the options or warrants granted at each reporting period until performance under the consulting agreement was completed and the measurement date was reached. The Company expensed the fair value of the instrument granted over the requisite service period which was the term of the consulting agreement, or one year.

For employee based awards which consist only of awards made under the “Stock Option Plan” described below, the company follows the provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123 R),  Share –Based Payment which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under SFAS 123 R, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  The weighted average estimated fair value of the employee stock options granted for the year ended December 31, 2008 was approximately $ 180,000.

Stock Option Plan

The Company has adopted the Vycor Medical, Inc Employee, Director, and Consultant Stock Plan as of February 13, 2008, that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, and consultants, independent contractors, directors and affiliates of the Company.   The board of directors establishes the terms and conditions of all stock options grants, subject to the Plan and applicable provisions of the Internal Revenue Code.  Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date.  The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date.  The options expire on the date determined by the board of directors, but may not extend mare than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over three years.  The vesting Period for nonemployees is determined based on the services being provided.

Initial grants totaling 500,000 shares each were issued on February 13, 2008 to Kenneth T. Coviello, Chief Executive Officer and Heather N. Jensen, President at an exercise price of $.135 per share.  The options vest 33 1/3 % on each of the first, second, and third anniversary of the grant and expire February 12, 2018.

The maximum number of shares of stock which maybe delivered under the plan shall automatically increase by a number sufficient to cause the number of shares covered by the plan to equal 10% of the total number of shares of stock then outstanding on a fully diluted basis.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of December 31, 2008 there were no awards of any stock appreciation rights.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

5.           SHARE-BASED COMPENSATION (continued)

Consulting Agreements

Dr. Donald O’Rourke entered into a consulting agreement with the Company on January 18, 2008. Pursuant to the consulting agreement,  Dr. O’Rourke will provide consulting or advisory services on an as needed basis, to guide the Company in making important strategic decisions and to evaluate the Company's strategic plans and decisions, research and/or development activities and results, competitive positions and/or other scientific and/or technical issues.  In consideration for providing such services, Dr. O’Rourke was also granted an option to purchase 50,000 shares of the Company’s common stock at $.50 per share.

On September 1, 2008 Dr. Konstantin Slavin entered into a consulting agreement with the Company.  Pursuant to the agreement, Dr. Slavin agreed to provide the Company certain consulting services. In consideration of such consulting services, Dr. Slavin received a one-time retainer of $5,000, which the Company has paid by the issuance of 26,000 shares of the Company’s common stock to Dr. Slavin.  On October 21, 2008, Dr. Slavin is issued an additional 21,875 shares of the Company’s stock in lieu of services valued at approximately $4,156.

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:
		Weighted average
	Number of shares	price per share

Balance, January 1, 2006
Granted	4,144,300	$0.43
Exercised
Cancelled or expired
Outstanding at December 31, 2006	4,144,300	0.43

Granted	1,143,408	0.32
Exercised
Cancelled or expired
Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised
Cancelled or expired	(192,576)	0.24
Outstanding at December 31, 2008	6,460,920	$0.39

STOCK OPTIONS:
		Weighted average
	Number of shares	exercise price per share

Balance, January 1, 2006
Granted	-	$-
Exercised
Cancelled or expired
Outstanding at December 31, 2006	-	-

Granted
Exercised
Cancelled or expired
Outstanding at December 31, 2007	-	-

Granted	1,050,000	0.14
Exercised
Cancelled or expired
Outstanding at December 31, 2008	1,050,000	$0.14

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

5.           SHARE-BASED COMPENSATION (continued)

In consideration for providing consulting services, the Company granted to GC Advisors LLC three warrants, each to purchase of 192,576 shares of the Company's common stock for a purchase price of $.24, .389, and .549 per share, respectively.  The warrants expire on January 9, 2008, 2009, and 2010, respectively and were fair valued under the Black-Scholes Model.

In consideration for being the Company's strategic business advisor, in 2007 the Company issued  a warrant to Martin Magida  to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model.

In consideration for providing advisory services in 2007, the Company issued a warrant to Robert Guinta to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model.

Dr. Ezriel E. Kornel received a warrant to acquire 240,720 shares of the Company's common stock at a price of $.24 per share. This warrant was fair valued under the Black-Scholes Model and recognized as current compensation.

In 2006, Dr. David Langer received a warrant to acquire 320,960 shares of the Company's common stock at a price of $.24 per share. This warrant was fair valued under the Black-Scholes Model and recognized as current compensation.  Additionally, on April 14, 2007 Dr. Langer received 24,072 common shares valued at $6,000.

As of December 31, 2008, there was approximately $120,000 of total unrecognized compensation costs related to non-vested stock options awards, which are expected to be recognized over a weighted average period of 2 years.

Stock-based compensation expenses related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measured than the fair value of the services received.  The fair value of the stock options granted is calculated at each reporting date, using the Black-Scholes option-pricing model, until the award vests or there is substantial disincentive for the non-employee not to perform the required services.  The following assumptions were used in calculations of the Black Scholes option pricing model:

Risk-free interest rates	4 - 5%
Expected life	3 years
Expected dividends	0%
Expected volatility	99%

Stock-based compensation expense charged to operations on options and warrants granted to the above non-employees for the year ended December 31, 2008 and 2007 is $28,489 and $82,914, respectively.

Expected Life.  The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment.

Volatility.  Since the Company was a private entity for most of 2007 with no historical data regarding the volatility of its common stock, the expected volatility used for 2006 and 2007 is based on volatility of similar entities, referred to as “guideline” companies.  In evaluation similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate. The risk-free rate is based on rates approximating U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield.  The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the valuation method.

Forfeitures. SFAS No. 123R also requires the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The Company uses historical data, however limited to date, to estimate pre-vesting options forfeitures and record stock-based compensation expense only for those awards that are expected to vest.  All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of awards, which are generally the vesting periods.  If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average remaining contractual life of outstanding warrants and options is two and two years, respectively.  All of the warrants outstanding are currently exercisable.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

6.           INCOME TAXES

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the financial statements.  Prior to August 15, 2007 the Company was a limited liability company and losses were flowed through to the individual members, therefore the Company only has potential tax benefits from the date it became a ‘C’ corporation.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 2008 as follows:

Gross deferred tax assets	$904,750
Valuation allowance	(904,750)
Net deferred tax asset	$-

As of December 31, 2008, the Company has estimated U.S. federal net operating loss carryforwards of approximately $2,585,000.  The federal net operating loss carryforwards expire in the years 2027 and 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  Implementation of FIN 48 resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of December 31, 2008 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company is subject to federal and state examinations for the year 2006 forward. There are no tax examinations currently in progress.

7.           COMMITMENTS AND CONTINGENCIES

Employment Agreements

On January 1, 2008 Heather N. Jensen entered into a new employment agreement. Pursuant to the new employment agreement, Ms. Jensen was employed as the Company's President for an annual salary of $190,000.  She will be paid a monthly automobile allowance of $700 and be eligible to receive annual bonuses of 20% of her base salary for the calendar year 2008 and 40% of her base salary for calendar year 2009, payable in cash or in stock based upon the achievement of specific milestones to be determined by the Compensation Committee of the Company's board of directors. For the purposes of calendar years 2008 and 2009, these milestones are defined as exceeding the Company's budgeted income by an amount equal to the aggregate amount of all bonuses to be paid. The term of the agreement is for one year, and it will automatically be renewed for an additional one year term, unless either party gives written notice to the other of its intention to terminate the agreement at least 30 days prior to the automatic renewal date.

On January 1, 2008 Kenneth T. Coviello entered into a new employment agreement. Pursuant to the new employment agreement, Mr. Coviello was employed as out Chief Executive Officer for an annual salary of $190,000. He will be paid a monthly automobile allowance of $700 and be eligible to receive annual bonuses of 20% of his base salary for the calendar year 2008 and 40% of his base salary for calendar year 2009, payable in cash or in stock based upon the achievement of specific milestones to be determined by the Compensation Committee of the Company's board of directors. For the purposes of calendar years 2008 and 2009, these milestones are defined as exceeding the Company's budgeted income by an amount equal to the aggregate amount of all bonuses to be paid. The term of the agreement is for one year, and it will automatically be renewed for an additional one year term, unless either party gives written notice to the other of its intention to terminate the agreement at least 30 days prior to the automatic renewal date.

Consulting Agreements

Dr. Kornel entered into a consulting agreement with the Company on January 10, 2006.  Pursuant to the consulting agreement, Dr. Kornel would, in consideration for acting as the Company's consultant, be entitled to (i) receive clinical samples of the Brain Access System and Cervical Access System products with a valued list price of $44,000 each, (ii) receive the first production piece at no charge of every new product he assists in development from feasibility to production release, (iii) have the option to have an idea processed through the Company's “New Invention” procedure with no research and development expenses, (iv) have the potential to earn a 20% royalty for each part of a new product developed exclusively by him and launched for sale in the worldwide market upon meeting certain mutually agreed sales objectives and (v) be considered to provide to the Company special consulting or advisement services for certain projects for a mutually agreed upon fee.  The term of the agreement is for three years.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

7.           COMMITMENTS AND CONTINGENCIES (continued)

Dr. Langer entered into an amended and restated consulting agreement with the Company on April 15, 2006.  Pursuant to the agreement, Dr. Langer agreed to provide the Company certain consulting services, which include the role of the Company's Chief Medical Advisor, assistance in the analysis, preparation, submission, publication and presentation of scientific data in relation to the Company's research efforts and sales and marketing efforts.  In consideration of such consulting services, Dr. Langer will (i) receive clinical samples of the Brain Access System and Cervical Access System products with a valued list price of $44,000 each, (ii) receive the first production piece at no charge of every new product he assists in development from feasibility to production release, (iii) have the option to have an idea processed through the Company's “New Invention” procedure with no research or development expenses, (iv) have the potential to earn a 20% royalty for each part of a new product developed exclusively by him and launched for sale in the worldwide market upon meeting certain mutually agreed sales objectives and (v) be considered to provide to the Company special consulting or advisement services for certain projects for a mutually agreed upon fee.  The agreement will terminate April 15, 2009.

Dr. Donald O’Rourke entered into a consulting agreement with the Company on January 18, 2008. Pursuant to the consulting agreement, Dr. O’Rourke shall provide consulting or advisory services on an as needed basis, to guide the Company in making important strategic decisions and to evaluate the Company's strategic plans and decisions, research and/or development activities and results, competitive positions and/or other scientific and/or technical issues. In consideration for providing such services, Dr. O’Rourke was also granted a warrant to purchase 50,000 shares of the Company’s common stock at $.50 per share.

On September 1, 2008 Dr. Konstantin Slavin entered into a consulting agreement with the Company. Pursuant to the agreement, Dr. Slavin agreed to provide the Company certain consulting services. In consideration of such consulting services, Dr. Slavin received a one-time retainer of $5,000, which the Company has paid by the issuance of 26,000 shares of the Company’s common stock to Dr. Slavin. On October 21, 2008, Dr. Slavin was issued an additional 21,875 shares of the Company’s stock in lieu of services valued at approximately $4,156.

Lease

The Company leases its office space on a month to month basis. Rental expense for the year ended December 31, 2008 and 2007 were $28,076 and $13,847, respectively.

8.           SUBSEQUENT EVENTS

Notes Payable – Altcar Investments, Ltd. (assigned by Regent Private Capital, LLC)

On March 23, 2009, Altcar Investments. Ltd., the holders of a convertible debenture in the amount of $100,000, agreed to convert the debt and accrued interest of $6,625 to 866,867 shares of the Company stock at the conversion rate of $.123 per share.

9.           RESTATEMENT OF FINANCIAL DATA AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2007

The financial data as of December 31, 2007 and for the year then ended as presented in the accompanying financial statements have been restated and corrected for errors relating to the following: (a) capitalization of certain costs associated with the organizing of the Corporation; (b) recording certain additional compensation expense and (c) recording certain expenses associated with the value of certain debenture conversion rights. These amounts have been included in selling, general and administrative expenses in the accompanying financial statements.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

The following tables present the impact of the additional stock-based compensation expense-related adjustments on the Company's previously reported balance sheet, statement of operations, statement of cash flows and statement of shareholders’ deficit as of and for the year ended December 31, 2007:

RECONCILIATION OF BALANCE SHEET, DECEMBER 31, 2007
	As previously reported	Adjustments	Reference	As restated
Assets:
Current assets:
Cash	$15,739	-		$15,739
Accounts receviable	2,565	-		2,565
Total current assets	18,304	-		18,304

Patents, net	22,559	-		22,559
Website, net	6,214	-		6,214
Total assets	$47,077	-		$47,077

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
Notes payable - officer/stockholders	$-	-		$-
Accounts payable	285,216	(1)	L	285,215
Accrued interest	15,778	8,948	L	24,726
Accrued liabilities	264	-		264
Derivative liability	51,391	(51,391)	A	-
Current portion of long-term debt	248,261	(20,812)	E	227,449
Total current liabilities	600,910	(63,256)		537,654

Long term debt	172,500	(69,250)	B,D,E,F	103,250

Total liabilties:	773,410	(132,506)		640,904

Stockholders' deficit:
Common stock	18,290	-		18,290
Additional paid-in capital	485,580	256,313	A,B,C,G,H,I,K	741,893
Unearned compensation	(9,522)	9,522	G	-
Accumulated deficit	(1,220,681)	(133,329)	C,D,I,J	(1,354,010)
Total stockholders' deficit:	(726,333)	132,506		(593,827)

Total liabilities and stockholders' deficit:	$47,077	-		$47,077

A - The Company revised Note 4 of the financial statements which discloses the components of the debt. As a result of the revisions, no derivative liability is being recognized under SFAS 133.  This resulted in an increase in additional paid-in capital and a decrease to derivative liability of $51,391.

Dr. Derivative liability	$51,391
Cr. Additional paid-in capital		$51,391

B - The Company entered into a convertible debenture, in the amount of $172,500 payable to Fountainhead Capital Partners Limited with a beneficial conversion feature ("BCF") of $172,500.  This BCF was not previously reported.  The adjustment represents a decrease in long-term debt of $172,500 and an increase in additional paid in capital of $172,500.

Dr. Long-term debt	$172,500
Cr. Additional paid-in capital		$172,500

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

C - In consideration for consulting and/or advisory services, GC Advisors LLC, Martin Magida, and Robert Guinta were granted warrants to purchase shares of our common stock.  These compensatory amounts had not been previously reported.  The instruments were fair valued under the Black-Scholes Model and compensation expense and additional paid-in capital have been increased by the resulting aggregate amount of $28,489.

Dr. Compensation expense	$28,489
Cr. Additional paid-in capital		$28,489

D - In furtherance of the debenture discussed in adjustment B, the Company recognized the portion of unamortized discount attributable to 2007.  Accordingly, an adjustment of $82,800 has been reported as an increase in long-term debt and interest expense.

Dr. Interest expense	$82,800
Cr. Long-term debt		$82,800

E - The company revised its reporting of the allocation between the current portion of long-term debt and long-term debt.  Accordingly, an adjustment reducing current portion of long-term debt and increasing long-term debt by $20,812 has been reflected.

Dr. Current portion - ltd	$20,812
Cr. Long-term debt		$20,812

F- In addition to adjustments to long-term debt in B, D, and E, representing a change of ($172,500), $82,800 and $20,812, adjustments included a number of additional immaterial adjustments totaling ($362).

Adjustment reference "B"	$(172,500)
Adjustment reference "D"	$82,800
Adjustment reference "E"	$20,812
Immaterial adjustments	$(362)
Total long-term debt adjustments:	$(69,250)

G - Unearned compensation as a contra equity account has been eliminated in accordance with SFAS 123R and appropriate authoritative literature.  This adjustment reflects an increase in unearned compensation (contra equity) and a decrease to additional paid in capital of $9,522.

Dr. Additional paid-in capital	$9,522
Cr. Unearned compensation		$9,522

H- In addition to adjustments to additional paid-in capital in A, B, C, G, I and K representing changes of $51,391, $172,500, $28,489 and ($9,522), $23,950, ($23,950) adjustments included a number of additional immaterial adjustments totaling $13,455.

Adjustment reference "A"	$51,391
Adjustment reference "B"	$172,500
Adjustment reference "C"	$28,489
Adjustment reference "G"	$(9,522)
Adjustment reference "I"	$23,950
Adjustment reference "K"	$(23,950)
Immaterial adjustments	$13,455
Total additional paid-in capital adjustments:	$256,313

I - To correct reclassification error between additional paid in capital and accumulated deficit.

Dr. Accumulated deficit	$23,950
Cr. Additional paid-in-capital		$23,950

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

J- In addition to adjustments C, D, and I, representing (increase)/decrease in accumulated deficit of ($28,489), ($82,800), and ($23,950), adjustments included a number of additional immaterial adjustments totaling $1,910.

Adjustment reference "C"	$(28,489)
Adjustment reference "D"	$(82,800)
Adjustment reference "I"	$(23,950)
Immaterial adjustments	$1,910
Total accumulated deficit adjustments:	$(133,329)

K - To correct prior year's share based compensation expense and non-cash interest expense recognized.

Dr. Additional paid-in capital	$23,950
Cr. Interest expense		$13,266
Cr. Selling, general and administrative		10,684

L - The company deems the adjustment referenced herein as immaterial.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

RECONCILIATION OF STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007

	As previously reported	Adjustments		As restated
Sales	$2,565	-		$2,565

Costs and expenses:
Research and development	5,885	1,084	F	6,969
Selling, general, and administrative	468,839	(182)	A,D,E	468,657
Compensatory element of stock	20,839	(20,839)	A	-

Total costs and expenses	495,563	(19,937)		475,626
Operating loss	(492,998)	19,937		(473,061)

Other expense:
Interest expense, net	46,652	74,282	B,C,D	120,934

Total other expenses	46,652	74,282		120,934

Net Loss	$(539,650)	(54,345)		$(593,995)

A - The statement of operations has been revised to reflect share based compensation on the same line as the cash base compensation paid to employees consistent with SAB Topic 14.F resulting in a decrease in accumulated deficit and compensatory element of stock of ($20,839).

Dr. Selling, general and administrative	$20,839
Cr. Comp. element of stock		$20,839

B - The Company entered into a convertible debenture in the amount of $172,500 payable to Fountainhead Capital Partners Limited with a previously unrecorded beneficial conversion feature of $172,000. The Company recognized the portion of unamortized discount attributable to this beneficial conversion feature in 2007.  Accordingly, an adjustment of $82,800 has been reported as an increase in long-term debt and interest expense.

Dr. Interest expense	$82,800
Cr. Long-term debt		$82,800

C- In addition to adjustments B and D to interest expense, the adjustments included a number of additional immaterial adjustments totaling $4,748.

Adjustment reference "B"	$82,800
Adjustment reference "D"	$(13,266)
Immaterial adjustments	$4,748
Total interest expense adjustments:	$74,282

D - To correct prior year's share based compensation expense and non-cash interest expense recognized.

Dr. Additional Paid-in-capital	$23,950
Cr. Interest expense		$13,266
Cr. Selling, general and administrative		10,684

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

E - In addition to adjustments A and D to selling, general and administrative, the adjustments included a number of immaterial adjustments totaling ($10,337).

Adjustment "A"	$20,839
Adjustment "D"	$(10,684)
Immaterial adjustments	$(10,337)
$(182)

F - The company deems the adjustment(s) referenced herein as immaterial.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

RECONCILIATION OF STATEMENT OF CASH FLOWS FOR YEAR ENDED DECEMBER 31, 2007

	As previously restated	Adjustments		As restated
Cash Flows from Operating Activities:

Net Loss	$(539,650)	$(54,345)	G	$(593,995)

Adjustments to reconcile net loss to cash
used in operating activities:
Amortization of intangible assets	7,007	(38)	H	6,969
Amortization of debt discount expense	-	84,198	A	84,198
Share based compensation	55,653	(4,524)		51,129	B
Compensatory element of stock	20,839	(20,839)	C	-

Changes in Assets and Liabilities:
Accounts Receivable	(2,565)	-		(2,565)
Accounts Payable	4,318	(3)	H	4,315
Accrued interest	11,725	13,001		24,726	D
Accrued liabilities	-	(4,410)	E	(4,410)

Cash Flows Used in Operating Activities	(442,673)	13,040		(429,633)

Cash Flows used in Investing activities:
Acquisition of patents	(6,311)	(9)	H	(6,320)
Acquisition of website	(809)	9	H	(800)

Cash Flows used in Investing activities:	(7,120)	-		(7,120)

Cash Flows from Financing Activities:
Proceeds from/Payment on Note Payable Officer	(10,500)	-		(10,500)
Proceeds from sale of equity	96,040	(13,040)		83,000	F
Proceeds from Notes Payable-GC Advisors	17,000	-		17,000
Proceeds from Salomon Convertible Note Payable	150,000	-		150,000
Proceeds from Fountainhead Convertible Note Payable		-
Proceeds from Optimum Health Service Loan Payable	100,000	-		100,000

Cash Flows from Financing Activities:	352,540	(13,040)		339,500

Net decrease in cash	(97,253)	-		(97,253)

Cash at beginning of period	112,992	-		112,992

Cash at end of period	$15,739	$-		$15,739

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

A - Amortization of debt discount expense

Amortized discount on warrants - FCPL (see note 4)	$82,799
Amortized discount on additional shares - Salomon (150,000 - 12/07)	1,399
Total amortization of debt discount expense	$84,198

On December 15, 2006 the Company entered into a Convertible debenture, in the amount of $172,500 payable to Fountainhead Capital Partners Limited.  The note reflects an unamortized discount of $86,250 as of December 31, 2007, $86,250 amortized in 2006 ($3,450) and 2007 ($82,800). This debt discount was not previously recorded.

On August 28, 2007 the Company sold 10 units consisting of a combination of 150,000 shares of its common stock and a convertible promissory note to David Salomon in the amount of $150,000. The debt is due and payable on August 28, 2008 and is non interest bearing other than the stock unless the note is in default.  Company allocated the proceeds of this investment between the relative fair values of the promissory note and common stock resulting in an allocation of $126,050 to the promissory note and $23,950 to additional paid in capital attributed to debt discount (see Note 4).  As of December 31, 2007, the note is reflected at $127,449, net of the unamortized discount of $22,551.  The total debt discount expense recognized for the period ended December 31, 2007 is $1,399. This debt discount was not previously recorded.

B - Share based compensation

Share based compensation needed to be adjusted by $4,524 to reflect the following from previously incorrect share based compensation calculations:

Feldstein Management (12,197 shares)	$3,040
Dr. David Langer (24,072 shares)	6,000
Vinas & Company (16,048 shares)	4,000
MAC Strategic Advisors (40,000 shares)	9,600
GC Advisors (amortization of 192,576 warrants)	12,219
GC Advisors (amortization of 192,576 warrants)	7,365
GC Advisors (amortization of 192,576 warrants)	5,725
Martin Magida (amortization of 160,480 warrants)	1,590
Robert Guinta (amortization of 160,480 warrants)	1,590
Total share based compenation	$51,129

C - The statement of operations has been revised to reflect share based compensation on the same line as the cash base compensation paid to employees consistent with SAB Topic 14.F. resulting in a decrease in the compensatory element of stock and accumulated deficit of ($20,839).

D - Accrued interest payable

As previously reported	$11,725
To accrue interest on Fountainhead note payable ($172,500)	8,591
To correct reduction of accrued interest payable (see E below)	4,410
Total changes in accrued interest payable	$24,726

On December 15, 2006 the Company entered into a Convertible debenture, in the amount of $172,500 payable to Fountainhead Capital Partners Limited with interest at the “Applicable Federal Rate” as defined in sec. 1274 (d) of the Internal Revenue Code.  Interest expense through December 31, 2007 totaled $8,591.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

E - To reflect actual change (reduction) in accrued liabilities of $4,410, previously reflected as a reduction of accrued interest payable, (see D above).

F - Proceeds from sale of equity

Proceeds from the sale of equity needed to be adjusted by $13,001 to reflect proceeds from the following:

GC Advisors (32,096 shares)	$8,000
Kenneth Olsen (100,301 shares)	25,000
George Kivotidis (100,000 shares)	50,000
Total proceeds from sale of equity	$83,000

G - To reflect the adjustments made to the statement of operations for the year ended December 31, 2007.

H - Adjustments to these line items reflect a number of immaterial entries.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

RECONCILIATION OF SHAREHOLDERS' DEFICIT, DECEMBER 31, 2007

	As previously reported	Adjustments		As restated
Common stock	18,290	-		18,290
Additional paid-in capital	485,580	256,313	A,B,C,E,F	741,893
Unearned compensation	(9,522)	9,522	E	-
Accumulated deficit	(1,220,681)	(133,329)	C,D,G,H	(1,354,010)

Total shareholders' deficit	(726,333)	132,506		(593,827)

A - The Company revised Note 4 of the financial statements which discloses the components of the debt. As a result of the revisions, no derivative liability is being recognized under SFAS 133.  This resulted in an increase in additional paid-in capital and a decrease to derivative liability of $51,391.

Dr. Derivative liability	$51,391
Cr. Additional paid-in capital		$51,391

B - The Company entered into a Convertible debenture, in the amount of $172,500 payable to Fountainhead Capital Partners Limited with a beneficial conversion feature ("BCF") of $172,500.  This BCF was not previously reported.  The adjustment represents a decrease in long-term debt of $172,500 and an increase in additional paid in capital of $172,500.

Dr. Long-term debt	$172,500
Cr. Additional paid-in capital		$172,500

C - In consideration for consulting and/or advisory services, GC Advisors LLC, Martin Magida, and Robert Guinta were granted warrants to purchase shares of our common stock.  These compensatory amounts had not been previously reported.  The instruments were fair valued under the Black-Scholes Model and compensation expense and additional paid-in capital have been increased by the resulting aggregate amount of $28,489.

Dr. Compensation expense	$28,489
Cr. Additional paid-in capital		$28,489

D - In furtherance of the debenture discussed in adjustment B, the Company recognized the portion of unamortized discount attributable to 2007.  Accordingly, an adjustment of $82,800 has been reported as an increase in long-term debt and interest expense.

Dr. Interest expense	$82,800
Cr. Long-term debt		$82,800

E - Unearned compensation as a contra equity account has been eliminated in accordance with SFAS 123R and appropriate authoritative literature.  This adjustment reflects an increase in unearned compensation (contra equity) and a decrease to additional paid in capital of $9,522.

Dr. Additional paid-in capital	$9,522
Cr. Unearned compensation		$9,522

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

F- In addtion to adjustments to additional paid-in capital in A, B, C, and E, representing changes of $51,391, $172,500, $28,489 and ($9,522), additional paid-in-capital includes a number of immaterial adjustments totaling $13,455.

Adjustment reference "A"	$51,391
Adjustment reference "B"	$172,500
Adjustment reference "C"	$28,489
Adjustment reference "E"	$(9,522)
Immaterial adjustments	$13,455
Total additional paid-in capital adjustments:	$256,313

G - The statement of operations has been revised to reflect share based compensation on the same line as the cash base compensation paid to employees consistent with SAB Topic 14.F resulting in a decrease in accumulated deficit and compensatory element of stock of ($20,839).

Dr. Accumulated deficit	$20,839
Cr. Comp. element of stock		$20,839

H - In addtion to adjustments C, D, and G, representing (increase) decrease in accumulated deficit of ($28,489), ($82,800), $20,839, and ($78,984), accumulated deficit includes a number of immaterial adjustments totaling ($1,201).

Adjustment reference "C"	$(28,489)
Adjustment reference "D"	$(82,800)
Adjustment reference "G"	$(20,839)
Immaterial adjustments	$(1,201)
Total accumulated deficit adjustments:	$(133,329)