Form 10-Q
period 2009-03-31
VYCOR MEDICAL INC
filed 2009-05-15
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended_________March 31, 2009_______________

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                         to

VYCOR MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	333-149782	20-3369218
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

80 Orville Drive, Suite 100, Bohemia, New York 11716
(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (631) 244 1435
 Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

There were 26,356,638 shares outstanding of registrant’s common stock, par value $.001 per share, as of April 30, 2009.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☑

TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Balance Sheet
March 31, 2009

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS

Current Assets
Cash	$92,542	$196,138
Accounts receivable	46,143	89,765
Inventory	56,101	71,527
Prepaid expenses	16,678	7,040
	211,464	364,470

Fixed assets, net	208,221	213,958

Other assets:
Patents, net of accumulated amortization	40,165	42,507
Website, net of accumulated amortization	9,374	10,152
Security deposits	2,350	2,350
	51,889	55,009

TOTAL ASSETS	$471,574	$633,437

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$312,539	$313,611
Accrued interest	101,501	88,588
Accrued liabilities	131,003	75,468
Current portion of long-term debt	1,096,399	1,077,197
	1,641,442	1,554,864

Long-term debt less current portion	—	—

TOTAL LIABILITIES	1,641,442	1,554,864

STOCKHOLDERS’ DEFICIT
Preferred stock, $1.00 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized, 26,356,638 and 25,463,455 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	26,357	25,463
Additional Paid-in Capital	2,959,214	2,788,415
Accumulated Deficit	(4,155,439)	(3,735,305)
	(1,169,868)	(921,427)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$471,574	$633,437

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Operations

	For the three months ended March 31,
	2009 (unaudited)	2008 (unaudited)

Revenue	$70,088	$—

Cost of Goods Sold
Beginning Inventory	71,527	—
Cost of goods purchased	—	—

Goods available for sale	71,527	—
Less: Clinical samples	(5,923)	—
Less: Ending inventory	(56,101)	—

Total Cost of Goods Sold	9,503	—

Gross Profit	60,585	—

Operating expenses:
Research and development	—	6,333
General and administrative	341,965	478,628

Total Operating expenses	341,965	484,961

Operating loss	(281,380)	(484,961)

Interest expense	138,754	93,499

Net Loss	$(420,134)	$(578,460)

Loss Per Share
Basic and diluted	$(0.02)	$(0.03)

Weighted Average Number of Shares Outstanding	26,058,910	20,062,100

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows

	For the three months ended March 31,
	2009 (unaudited)	2008 (unaudited)

Cash flows from operating activities:

Net loss	$(420,134)	$(578,460)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	3,120	2,443
Depreciation of fixed assets	5,737	—
Amortization of debt discount expense	119,201	87,509
Share based compensation	60,069	—
Shares issued for consulting services	5,000	203,525
Interest satisifed with stock conversion	6,625	—

Changes in assets and liabilities:
Accounts receivable	43,622	2,565
Inventory	15,426	—
Prepaid expenses	(9,638)	(24,660)
Security deposit	—	(834)
Accounts payable	(1,072)	(91,094)
Accrued interest	12,913	7,694
Accrued liabilities	55,535	32,262

Cash used in operating activities	(103,596)	(359,050)

Cash flows used in investing activities:
Acquisition of patents	—	(15,865)
Cash used in investing activities	—	(15,865)

Cash flows from financing activities:
Proceeds from sale of equity	—	240,000
Payment on Notes Payable-GC Advisors	—	(8,000)
Proceeds from Fountainhead Convertible Note Payable	—	150,000
Proceeds from Regent Convertible Note Payable	—	500,000
Payment on Optimum Health Services Loan Payable	—	(41,000)
Cash provided by financing activities	—	841,000

Net increase (decrease) in cash	(103,596)	466,085

Cash at beginning of period	196,138	15,739

Cash at end of period	$92,542	$481,824

Supplemental Disclosures of Cash Flow information:
Interest paid:	$—	$—
Taxes paid	$—	$—
Non-Cash Tranactions:
Warrants, options and stock issued for debt financing	$100,000	$23,950

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2008.

2.          FORMATION AND BUSINESS OF THE COMPANY

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

3.          ACCOUNTING POLICIES

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended March 31, 2009 and 2008, the amounts charged to research and development expenses were $0 and $6,333, respectively.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At March 31, 2009, fair values of cash, accounts receivable, accounts payable, and accrued expenses short term promissory notes, approximate their carrying amount due to the short period of time to maturity. The fair value of the Company’s long term debt is based on the present value using a discount rate comparable with borrowing rates available to the Company along with various fair value model calculations used to value certain debt related securities.

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and ten years.

VYCOR MEDICAL, INC.

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

3.          ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The Company has provided a full valuation allowance against the gross deferred tax asset as of March 31, 2009 as it is more likely than not that this deferred tax asset may not be realized.

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

VYCOR MEDICAL, INC.

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

3.           ACCOUNTING POLICIES (continued)

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

MARCH 31, 2009

3.           ACCOUNTING POLICIES (continued)

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

The Company’s long-term debt is the only item that is subject to SFAS 157 as of March 31, 2009 as follows:

Other observable inputs (level 1)	$923,899
Unobservable inputs (level 3)	$172,500

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31, 2009	December 31, 2008
Stock options outstanding	1,050,000	1,707,894
Warrants to purchase common stock	5,610,452	6,460,920

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

MARCH 31, 2009

3.           ACCOUNTING POLICIES (continued)

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Going Concern

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $420,134 for the three months ended March 31, 2009, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to clinical trials and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of March 31, 2009, the Company had a stockholders’ deficiency of $1,169,868 and cash and cash equivalents balance of $92,542. The Company also has certain debt obligations that were not paid by their respective due dates. In these circumstances the Company believes it may not have enough cash to meet its various cash needs through June 2009 unless the Company is able to obtain additional cash from the issuance of debt or equity securities.  There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

VYCOR MEDICAL, INC.

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

4.           LONG-TERM DEBT

As of March 31, 2009 and December 31, 2008, long-term debt consists of:

			March 31, 2009	December 31, 2008

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

The conversion feature is subject to standard anti-dilution provisions. The Company has computed a beneficial conversion feature of $111,099 which resulted in a debt discount of such amount which is being amortized over the life of the loan to interest expense. The Company had used $0.19 per share in the computation of the beneficial conversion feature as it represents sales of private placements of the Company’s securities at the time of entering into the debenture. The Holder has the sole option to extend the due date of this debenture and has extended principal and interest payments until February 15, 2009. Currently, this debt remains unpaid.  In conjunction with the convertible debenture the Company issued a warrant to Fountainhead Capital Partners Limited to purchase 50.22 Membership Units of the Company (805,931 shares of common stock) at $.50 per share for five years. The warrant’s fair value of $0.13 per share was calculated using the Black-Scholes Valuation Model, using the following assumptions: volatility of 99%, dividend rate of 0%, approximate risk free interest rate of 4.5% and a five year warrant life. The warrant resulted in an additional debt discount of $61,401 which is being amortized over the term of the debt. In conjunction with this debt the Company also entered into an agreement with Fountain Capital Partners Limited (FCPL) which granted to FCPL an option to invest up to $1,850,000 for three years in exchange for issuing new convertible debentures due two years from the issuance of these new notes and included with the exercise of this option would be a warrant to purchase up to 3,017,409 shares at a price of $0.44 per share. The debenture is convertible up to 5,652,954 shares of common stock.  No value was assigned to the options as there was no acquired beneficial conversion feature or acquisition of the warrants. The note reflects an unamortized discount of $0 and $3,450 as of March 31, 2009 and December 31, 2008, respectively.

172,500	169,050

VYCOR MEDICAL, INC.

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

	March 31, 2009	December 31, 2008
On February 15, 2008 the Company entered into a $150,000 Convertible Debenture payable to Fountainhead Capital Partners Limited, with interest at 6% per annum, due but not paid, on or before February 15, 2009. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $81,707, which is being amortized over the life of the loan. The note reflects an unamortized discount of $0 and $10,213 as of March 31, 2009 and December 31, 2008, respectively.
	150,000	139,787

On February 15, 2008 the Company entered into a $500,000 Convertible Debenture, payable to Regent Private Capital, LLC, with Interest at 6% per annum, due but not paid, on or before February 15, 2009. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the Conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $272,358, which is being amortized over the life of the loan. Subsequently, Regent assigned the principal amount of each note to Altcar Investments and Derek Johansen. On December 15, 2008, Johansen converted $250,000 of the debenture into 2,032,520 shares of common stock. This resulted in the recognition of unamortized beneficial conversion feature debt discount attributable to the debenture of $17,023. Further, on March 23, 2009, Altcar Investments converted $100,000 of the debenture plus accrued interest into 866,867 shares of common stock. The unamortized discount on the $150,000 debt as of March 31, 2009 and $250,000 debt as of December 31, 2008 is $0 and $17,023, respectively.
	150,000	232,977

On April 15, 2008 the Company entered into a $150,000 Convertible Debenture payable to Fountainhead Capital Partners Limited, with interest at 6% per annum, due but not paid, on or before February 15, 2009. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $81,707 which is being amortized over the life of the loan. The unamortized discount as of March 31, 2009 and December 31, 2008 is $3,404 and $23,831, respectively.
	146,596	126,169

On April 22, 2008 the Company entered into a $500,000 Convertible Debenture, payable to Regent Private Capital, LLC, with interest at 6% per annum, due on or before April 22, 2009. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the Conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $272,358, which is being amortized over the life of the loan. The unamortized discount as of March 31, 2009 and December 31, 2008 is $22,697 and $90,786, respectively.
	477,303	409,214

All discounts are being amortized on a straight line basis that approximates effective yield method under EITF 98-5.

Total long-term debt:	1,096,399	1,077,197

Less current portion of debt	1,096,399	1,077,197

Long-term portion of debt	$—	$—

The following is a schedule of future minimum loan payments:

Twelve months ending March 31,	Amount
2010	$1,122,500
2011	—
2012	—
2013	—
2014	—
Thereafter	—
Total	$1,122,500
Less debt discount	26,101
$1,096,399

The Company’s long-term debt is all secured by a first security interest in all of the assets of the Company.

VYCOR MEDICAL, INC.

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

5.           EQUITY

Certain Equity Transactions

As prescribed in a previous agreement, in consideration for services provided to the Board of Directors, the Company issued 26,318 shares of its common stock to Steven Girgenti on March 23, 2009.

6.           SHARE-BASED COMPENSATION

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

For employee based awards which consist only of awards made under the “Stock Option Plan” described below, the company follows the provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123 R),  Share –Based Payment which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under SFAS 123 R, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  There were no employee stock options granted for the three months ended March 31, 2009.

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

Initial grants totaling 500,000 shares each were issued on February 13, 2008 to Kenneth T. Coviello, Chief Executive Officer and Heather N. Jensen, President at an exercise price of $.135 per share.  The options vest 33 1/3 % on each of the first, second, and third anniversary of the grant and expire February 12, 2018.  Accordingly, for the three months ended March 31, 2009, the Company recognized share-based compensation amounts of $28,920 and $28,920, for each of the respective grants.

The maximum number of shares of stock which may be delivered under the plan shall automatically increase by a number sufficient to cause the number of shares covered by the plan to equal 10% of the total number of shares of stock then outstanding on a fully diluted basis.

Stock appreciation rights may be granted either on a standalone basis or in conjunction with all or part of any other stock options granted under the plan.  As of March 31, 2009 there were no awards of any stock appreciation rights.

VYCOR MEDICAL, INC.

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

6.           SHARE-BASED COMPENSATION (continued)

Consulting Agreements

The Company entered into no new consulting agreements during the three months ended March 31, 2009.  The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average price per share

Balance, January 1, 2006
Granted	4,144,300	$0.43
Exercised
Cancelled or expired
Outstanding at December 31, 2006	4,144,300	0.43

Granted	1,143,408	0.32
Exercised
Cancelled or expired
Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised
Cancelled or expired	(192,576)	0.24
Outstanding at December 31, 2008	6,460,920	$0.39

Granted
Exercised
Cancelled or expired	(850,468)	0.26
Outstanding at March 31, 2009	5,610,452	$0.39

STOCK OPTIONS:		Weighted average
	Number of shares	exercise price per share

Balance, January 1, 2006
Granted	-	$-
Exercised
Cancelled or expired
Outstanding at December 31, 2006	-	-

Granted
Exercised
Cancelled or expired
Outstanding at December 31, 2007	-	-

Granted	1,050,000	0.14
Exercised
Cancelled or expired
Outstanding at December 31, 2008	1,050,000	$0.14

Granted
Exercised
Cancelled or expired
Outstanding at March 31, 2009	1,050,000	$0.14

VYCOR MEDICAL, INC.

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

6.           SHARE-BASED COMPENSATION (continued)

In consideration for providing consulting services, the Company granted to GC Advisors LLC three warrants, each to purchase of 192,576 shares of the Company's common stock for a purchase price of $.24, .389, and .549 per share, respectively.  The warrants expire on January 9, 2008, 2009, and 2010, respectively and were fair valued under the Black-Scholes Model.

In consideration for being the Company's strategic business advisor, in 2007 the Company issued  a warrant to Martin Magida  to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the agreement.  For the three months ended March 31, 2009, $1,114 was recognized as share-based compensation in connection with this agreement.

In consideration for providing advisory services in 2007, the Company issued a warrant to Robert Guinta to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the agreement.  For the three months ended March 31, 2009, $1,114 was recognized as share-based compensation in connection with this agreement.

As of March 31, 2009, there was approximately $148,000 of total unrecognized compensation costs related to non-vested stock options awards, which are expected to be recognized over a weighted average period of 2 years.

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

Stock-based compensation expense charged to operations on options and warrants granted to the above non-employees for the three months ended March 31, 2009 is $2,229.

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

MARCH 31, 2009

7.           INCOME TAXES

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

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as follows:

	March 31, 2009	December 31, 2008
Gross deferred tax assets	1,052,000	904,750
Valuation allowance	(1,052,000)	(904,750)
Net deferred tax asset	0	—

As of March 31, 2009 and December 31, 2008, the Company has estimated U.S. federal net operating loss carryforwards of approximately $3,005,000 and $2,585,000.  The federal net operating loss carryforwards expire in the years 2027 and 2028.

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

8.           COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

There were no new employment or consulting agreements executed during the three months ended March 31, 2009

8.           COMMITMENTS AND CONTINGENCIES (continued)

Lease

The Company leases its office space on a short-term basis.  The current lease period expires June 30, 2009.  Typically, this venue has the availability for four to six month extensions for existing tenants in good standing.  Rental expense for the three months ended March 31, 2009 and 2008 were $7,653 and $5,227, respectively.

VYCOR MEDICAL, INC.

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

9.

SUBSEQUENT EVENTS

On April 27, 2009, the company entered into an agreement with Concordia Financial Group (“Concordia”), who will provide consulting services to the company in its efforts to raise capital.  Under this agreement, the company agrees to pay Concordia $5,000 per month plus stipulated out-of-pocket expenses until terminated by either party, with ten business day’s written notice.

On April 1, 2009, the Company executed an amendment to a convertible debenture in the amount of $172,500 payable to Fountainhead Capital Partners Limited, (“FCPC”). Under the amendment FCPC agrees to extend the maturity date of the debenture from February 15, 2009 to August 15, 2009. In consideration for the extension, the Company agrees to the modification of the conversion price from $0.08715 to $0.07545 per share, and other anti-dilution adjustments in favor of FCPC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

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

We are in the process of marketing our first series of products to the marketplace.  Our first product line that we introduced to the market is a new type of self retaining brain retractor called the ViewSite Brain Access System.  We started marketing the Brain Access System in September 2008 and started shipping all sizes in November 2008.  The product line consists of various port sizes and lengths to allow the surgeon to use the device for various regions of the brain and different procedures.

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

Trademarks

VYCOR MEDICAL is a registered trademark and VYCOR VIEWSITE is both pending registration as a trademark with the United States Patent Office

Results of Operations

The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the three months ended March 31, 2009 and 2008:

Three months ended:	2009	2008	Increase/ (Decrease)

Revenue:
Sales	$70,088	$-	$70,088
Cost of Goods Sold	9,503	-	9,503
Gross Profit	60,585	-	60,585
Operating expenses:
Research and development	-	6,333	(6,333)
General and administrative	341,965	478,628	(136,663)
Operating loss	(281,380)	(484,961)	203,581
Interest Expense	138,754	93,499	45,255
Net loss	$(420,134)	$(578,460)	$158,326

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Revenue:

The company recorded revenue of $70,088, after posting no revenue from the sale of our products in the three months ended March 31, 2009. The company has acquired sufficient inventory, affected a meaningful product launch, and has sold various quantities of each of the twelve sizes of its Brain Access System product to both domestic and international customers.

Research and Development Expenses:

Research and development expenses decreased from $6,333 to $0 for the three months ended March 31, 2009.  This decrease can be attributed to the ceasing of research and development activities on the existing product line.

General and Administrative Expenses:

General and administrative expenses decreased by 28.55%, or $136,663 from $478,628 for the three months ended March 31, 2009 to $341,965 for the three months ended March 31, 2009. The decrease was attributable to the elimination of certain nonrecurring legal and consulting costs related to the company’s capital transactions in 2008.

Interest Expense (Income):

The company recorded interest expense of $138,754 and $93,499 for the three months ended March 31, 2009 and 2008, respectively. The increase is related to the company’s increased principal balances on convertible debt agreements, generating both increased accrued interest and increased recognition of debt discounts.  For the three months ended March 31, 2009 and 2008, interest expense was offset with interest income of $201 and $1,704, respectively.

Liquidity and Capital Resources

Liquidity

On February 15, 2008, the company entered into a transaction with Regent Private Capital, LLC, whereby Regent Private Capital, LLC agreed to invest $1,000,000 in the purchase of the company’s Convertible Debentures—such investment to be made in two tranches of $500,000 each.  These Convertible Debentures have a term of one year and are convertible into shares of the our common stock at a price of approximately $.123 per share. If fully converted, the Convertible Debentures would result in the issuance of 8,129,529 shares to Regent Private Capital, LLC.  On April 22, 2008 Regent Private Capital assigned $250,000 of the principal amount of the Convertible Debentures representing the first tranche to Derek Johannson and $100,000 of the principal amount of the Convertible Debentures to Altcar Investments Ltd.  On December 2, 2008 Derek Johannson converted $250,000 of his debenture to 2,032,520 shares of common stock of the company. On March 23, 2009, Altcar Investments converted $100,000 of the debenture plus accrued interest of $6,625 into 866,867 shares of common stock.

For the three months ended March 31, 2009, the Company issued common stock valued at $5,000 for consulting services.  During the same period, share-based compensation of $60,069 was recognized relating to previously executed consulting agreements and the vesting of employee-held options.

For the three months ended March 31, 2009, the Company realized a reduction in cash and cash equivalents of $103,596.  This amount was entirely attributable to cash used in operating activities, as there was no cash used in or provided by either investing or financing transactions during the period.

The company believes that its existing cash, cash equivalents and available borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for approximately 2 months. No assurances can be made that this will be the case or that assumptions regarding sales and expenses underlying this belief will be accurate. The company will need to seek additional funding through public or private financings or other arrangements during this period and thereafter. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised by issuing equity securities, dilution to existing stockholders may result. If the company raises additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, the company may be unable to develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

 Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2008, relative to our ability to continue as a going concern. This means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The company has incurred losses since inception, including net losses of $2,381,295 for the year ended December 31, 2008 and $420,134 for the three months ended march 31, 2009, and expects to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. The company has incurred negative cash flows from operations since inception. As of March 31, 2009 and December 31, 2008, the company had stockholders’ deficiencies of $1,169,868 and $921,427, respectively, and cash and cash equivalents balance of $92,592 and $196,138 at March 31, 2009 and December 31, 2008, respectively. The Company also has certain debt obligations that were not paid by their respective due dates. Since there is no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  In these circumstances the Company believes it may not have enough cash to meet its various cash needs through June 2009 unless the Company is able to obtain additional cash from the issuance of debt or equity securities.  There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

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

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended March 31, 2009 and 2008, the amounts charged to research and development expenses were $ 0 and $6,333, respectively.

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

Fair Values of Financial Instruments

At March 31, 2009 and 2008, fair values of cash and cash equivalents, accounts payable, convertible promissory notes, and options and warrants approximate their carrying amount due to the short period of time to maturity and various fair value model calculations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)          Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were adequate and effective.

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2009, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2009.

VYCOR MEDICAL, INC.

By:	/s/ Kenneth T. Coviello
Kenneth T. Coviello
Chief Executive Officer and Director (Principal Financial Officer)

By:	/s/ Heather N. Jensen
Heather N. Jensen
President, Founder and Director (Principal Executive Officer)