Form 10-Q
period 2009-06-30
VYCOR MEDICAL INC
filed 2009-08-14
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended_________June 30, 2009_______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

There were 26,356,638 shares outstanding of registrant’s common stock, par value $.001 per share, as of July 27, 2009.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Balance Sheet
June 30, 2009

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	$54,927	$196,138
Accounts receivable	27,141	89,765
Inventory	49,093	71,527
Prepaid expenses	17,890	7,040
	149,051	364,470

Fixed assets, net	202,483	213,958

Other assets:
Patents, net of accumulated amortization	37,968	42,507
Website, net of accumulated amortization	8,597	10,152
Security deposits	2,350	2,350
	48,915	55,009

TOTAL ASSETS	$400,449	$633,437

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$345,189	$313,611
Accrued interest	129,089	88,588
Accrued liabilities	183,026	75,468
Notes payable	40,000	-
Current portion of long-term debt	1,122,500	1,077,197
	1,819,804	1,554,864

Long-term debt less current portion	-	-

TOTAL LIABILITIES	1,819,804	1,554,864

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized,
26,356,638 and 25,463,455 shares issued and outstanding	26,357	25,463
at June 30, 2009 and December 31, 2008, respectively
Additional Paid-in Capital	2,961,442	2,788,415
Accumulated Deficit	(4,407,154)	(3,735,305)

	(1,419,355)	(921,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400,449	$633,437

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Operations

	For the three months ended June 30,
	2009	2008
	(unaudited)	(unaudited)

Revenue	$42,301	$-

Cost of Goods Sold
Beginning Inventory	56,101	-
Cost of goods purchased	-	-

Goods available for sale	56,101	-
Less: Clinical samples	(1,677)	-
Less: Ending inventory	(49,093)	-

Total Cost of Goods Sold	5,331	-

Gross Profit	36,970	-

Operating expenses:
Research and development	-	9,228
General and administrative	234,045	381,365

Total Operating expenses	234,045	390,593

Operating loss	(197,075)	(390,593)

Interest expense	54,639	157,099

Net Loss	$(251,714)	$(547,692)

Loss Per Share
Basic and diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding	26,356,638	22,109,164

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Operations

	For the six months ended June 30,
	2009	2008
	(unaudited)	(unaudited)

Revenue	$112,389	$-

Cost of Goods Sold
Beginning Inventory	71,527	-
Cost of goods purchased	-	-

Goods available for sale	71,527	-
Less: Clinical samples	(7,600)	-
Less: Ending inventory	(49,093)	-

Total Cost of Goods Sold	14,834	-

Gross Profit	97,555	-

Operating expenses:
Research and development	-	15,561
General and administrative	576,011	859,993

Total Operating expenses	576,011	875,554

Operating loss	(478,456)	(875,554)

Interest expense	193,393	250,598

Net Loss	$(671,849)	$(1,126,152)

Loss Per Share
Basic and diluted	$(0.03)	$(0.05)

Weighted Average Number of Shares Outstanding	26,207,774	21,426,705

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows

	For the six months ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(671,849)	$(1,126,152)

Adjustments to reconcile net loss to cash
used in operating activities:
Amortization of intangible assets	6,245	5,359
Depreciation of fixed assets	11,474	215
Amortization of debt discount expense	145,303	216,175
Share based compensation	62,296	23,584
Shares issued for consulting services	5,000	307,536
Interest satisifed with stock conversion	6,625	-

Changes in assets and liabilities:
Accounts receivable	62,624	2,565
Inventory	22,434	-
Prepaid expenses	(10,850)	(107,478)
Security deposit	-	(2,242)
Accounts payable	31,578	(160,078)
Accrued interest	40,501	35,540
Accrued liabilities	107,558	56,434

Cash used in operating activities	(181,061)	(748,542)

Cash flows used in investing activities:
Purchase of fixed assets	-	(8,614)
Acquisition of website	-	(6,500)
Acquisition of patents	(150)	(21,370)
Cash used in investing activities	(150)	(36,484)

Cash flows from financing activities:
Proceeds from sale of equity	-	240,000
Payment on Notes Payable-GC Advisors	-	(15,457)
Proceeds from Notes Payable	40,000	-
Proceeds from Fountainhead Convertible Note Payable	-	300,000
Proceeds from Regent Convertible Note Payable	-	1,000,000
Payment on Optimum Health Services Loan Payable	-	(100,000)
Cash provided by financing activities	40,000	1,424,543

Net increase (decrease) in cash	(141,211)	639,517

Cash at beginning of period	196,138	15,739

Cash at end of period	$54,927	$655,256

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-

Taxes paid	$-	$-

Non-Cash Tranactions:
Warrants, options and stock issued for debt financing	$250,000	$23,950

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the six months and three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2008.

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

Research and Development

The Company expenses all research and development costs as incurred. For the six months ended June 30, 2009 and 2008, the amounts charged to research and development expenses were $0 and $15,561, respectively.

 Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At June 30, 2009, fair values of cash, accounts receivable, accounts payable, and accrued expenses short term promissory notes, approximate their carrying amount due to the short period of time to maturity. The fair value of the Company’s long term debt is based on the present value using a discount rate comparable with borrowing rates available to the Company along with various fair value model calculations used to value certain debt related securities.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

3.	ACCOUNTING POLICIES (CON’T)

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and ten years.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The Company has provided a full valuation allowance against the gross deferred tax asset as of June 30, 2009 as it is more likely than not that this deferred tax asset may not realized.

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

3.	ACCOUNTING POLICIES (CON’T)

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

3.	ACCOUNTING POLICIES (CON’T)

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

 The Company’s long-term debt is the only item that is subject to SFAS 157 as of June 30, 2009 as follows:

Other observable inputs (level 2)	$950,000
Unobservable inputs (level 3)	$172,500

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

3.	ACCOUNTING POLICIES (CON’T)

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,	December 31,
	2009	2008
Stock options outstanding	1,050,000	1,707,894

Warrants to purchase common stock	5,610,452	6,460,920

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

3.	ACCOUNTING POLICIES (CON’T)

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

3.	ACCOUNTING POLICIES (CON’T)

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

Going Concern

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $671,849 for the six months ended June 30, 2009, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of June 30, 2009, the Company had a stockholders’ deficiency of $1,419,355 and cash and cash equivalents balance of $54,927. The Company also has certain debt obligations that were not paid by their respective due dates. In these circumstances the Company believes it may not have enough cash to meet its various cash needs through August 2009 unless the Company is able to obtain additional cash from the issuance of debt or equity securities.  There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4.	LONG-TERM DEBT

 As of June 30, 2009 and December 31, 2008, long-term debt consists of:

June 30, 2009	December 31, 2008

VYCOR MEDICAL, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2009 4. LONG-TERM DEBT (CON’T)

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

Number of membership units outstanding at 12/21/2006	1,110.11	Units

The note was for 10% of Units post-money (1,110.11/90%):	1233.46	Units

FCPL is entitled to 10% of the units equal to	123.346	Units

Each unit converted into 16,048 shares	1,979,456	Shares

The Company has computed a beneficial conversion feature of $111,099 which resulted in a debt discount of such amount which is being amortized over the life of the loan to interest expense. The Company had used $0.19 per share in the computation of the beneficial conversion feature as it represents sales of private placements of the Company’s securities at the time of entering into the debenture. The Holder has the sole option to extend the due date of this debenture and has extended principal and interest payments until February 15, 2009. On April 1, 2009, FCPL agreed to extend the maturity date of the debenture to August 15, 2009. In consideration for the extension, the Company agreed to modify the effective conversion price from $0.08715 to $0.07545 per share, and

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

4.           LONG-TERM DEBT (CON’T)

other additional anti-dilution provisions in favor of FCPL. In conjunction with the convertible debenture the Company issued a warrant to Fountainhead Capital Partners Limited to purchase 50.22 Membership Units of the Company (805,931 shares of common stock) at $.50 per share for five years. The warrant’s fair value of $0.13 per share was calculated using the Black-Scholes Valuation Model, using the following assumptions: volatility of 99%, dividend rate of 0%, approximate risk free interest rate of 4.5% and a five year warrant life. The warrant resulted in an additional debt discount of $61,401 which is being amortized over the term of the debt. In conjunction with this debt the Company also entered into an agreement with Fountain Capital Partners Limited (FCPL) which granted to FCPL an option to invest up to $1,850,000 for three years in exchange for issuing new convertible debentures due two years from the issuance of these new notes and included with the exercise of this option would be a warrant to purchase up to 3,017,409 shares at a price of $0.44 per share. The debenture is convertible into up to 5,652,954 shares of common stock.   No value was assigned to the options as there was no acquired beneficial conversion feature or acquisition of the warrants.  The note reflects an unamortized discount of $0 and $3,450 as of June 30, 2009 and December 31, 2008, respectively.

	172,500	169,050

On February 15, 2008 the Company entered into a $150,000 Convertible Debenture payable to Fountainhead Capital Partners Limited, with interest at 6% per annum, due but not paid, on or before February 15, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $81,707, which is being amortized over the life of the loan. The note reflects an unamortized discount of $0 and $10,213 as of June 30, 2009 and December 31, 2008, respectively.

	150,000	139,787

On February 15, 2008 the Company entered into a $500,000 Convertible Debenture, payable to Regent Private Capital, LLC, with VYCOR MEDICAL, INC. NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

4.           LONG-TERM DEBT (CON’T)

interest at 6% per annum, due but not paid, on or before February 15, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the Conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $272,358, which is being amortized over the life of the loan. Subsequently, Regent assigned the principal amount of each note to Altcar Investments and Derek Johansen.  On December 15, 2008, Johansen converted $250,000 of the debenture into 2,032,520 shares of common stock.  This resulted in the recognition of unamortized beneficial conversion feature debt discount attributable to the debenture of $17,023. Further, on March 23, 2009, Altcar Investments converted $100,000 of the debenture plus accrued interest into 866,867 shares of common stock. The unamortized discount on the $150,000 debt as of June 30, 2009 and $250,000 debt as of December 31, 2008 is $0 and $17,023, respectively.

150,000	232,977

On April 15, 2008 the Company entered into a $150,000 Convertible Debenture payable to Fountainhead Capital Partners Limited, with interest at 6% per annum, due but not paid, on or before April 15, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $81,707 which is being amortized over the life of the loan. The unamortized discount as of June 30, 2009 and December 31, 2008 is $0 and $23,831, respectively.

150,000	126,169

On April 22, 2008 the Company entered into a $500,000 Convertible Debenture, payable to Regent Private Capital, LLC, with interest at 6% per annum, due on or before April 22, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 4. LONG-TERM DEBT (CON’T) Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the Conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $272,358, which is being amortized over the life of the loan. The unamortized discount as of June 30, 2009 and December 31, 2008 is $0 and $90,786, respectively.	500,000	409,214

All discounts are being amortized on a straight line basis that approximates effective yield method under EITF 98-5.
Total long-term debt:	1,122,500	1,077,197

Less current portion of debt	1,122,500	1,077,197
Long-term portion of debt	$-	$-

 The following is a schedule of future minimum loan payments:

Twelve months ending June 30,	Amount
2010	$1,122,500
2011	-
2012	-
2013	-
2014	-
Thereafter	-
Total	$1,122,500
Less debt discount	-
$1,122,500

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

4.	LONG-TERM DEBT (CON’T)

The Company's entire long-term debt is secured by a first security interest in all of the assets of the Company.

5.	EQUITY

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

For employee based awards which consist only of awards made under the “Stock Option Plan” described below, the company follows the provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123 R),  Share –Based Payment which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under SFAS 123 R, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  There were no employee stock options granted for the six months ended June 30, 2009.

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

6.	SHARE-BASED COMPENSATION (CON’T)

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

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of June 30, 2009 there were no awards of any stock appreciation rights.

Consulting Agreements

The Company entered into no new consulting agreements during the six months ended June 30, 2009.

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted average exercise price per share

Balance, January 1, 2006
Granted	4,144,300	$0.43
Exercised
Cancelled or expired
Outstanding at December 31, 2006	4,144,300	0.43

Granted	1,143,408	0.32

VYCOR MEDICAL, INC. NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 6. SHARE-BASED COMPENSATION (CON’T) Exercised Cancelled or expired
Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised
Cancelled or expired	(192,576)	0.24
Outstanding at December 31, 2008	6,460,920	$0.39

Granted
Exercised
Cancelled or expired	(850,468)	0.26
Outstanding at June 30, 2009	5,610,452	$0.39
STOCK OPTIONS:
		Weighted average
	Number of shares	exercise price per share

Balance, January 1, 2006
Granted	-	$-
Exercised
Cancelled or expired
Outstanding at December 31, 2006	-	-

VYCOR MEDICAL, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2009 6. SHARE-BASED COMPENSATION (CON’T) Granted
Exercised
Cancelled or expired
Outstanding at December 31, 2007	-	-

Granted	1,050,000	0.14
Exercised
Cancelled or expired
Outstanding at December 31, 2008	1,050,000	$0.14

Granted
Exercised
Cancelled or expired
Outstanding at June 30, 2009	1,050,000	$0.14

In consideration for providing consulting services, the Company granted to GC Advisors LLC three warrants, each to purchase of 192,576 shares of the Company's common stock for a purchase price of $.24, .389, and .549 per share, respectively.  The warrants expire on January 9, 2008, 2009, and 2010, respectively and were fair valued under the Black-Scholes Model.

In consideration for being the Company's strategic business advisor, in 2007 the Company issued  a warrant to Martin Magida  to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the agreement. For the six months ended June 30, 2009, $2,228 was recognized as share-based compensation in connection with this agreement.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

6.	SHARE-BASED COMPENSATION (CON’T)

In consideration for providing advisory services in 2007, the Company issued a warrant to Robert Guinta to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the agreement. For the six months ended June 30, 2009, $2,228 was recognized as share-based compensation in connection with this agreement.

As of June 30, 2009, there was approximately $146,000 of total unrecognized compensation costs related to non-vested stock options awards, which are expected to be recognized over a weighted average period of 2 years.

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

Stock-based compensation expense charged to operations on options and warrants granted to the above non-employees for the six months ended June 30, 2009 is $4,458.

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

6.	SHARE-BASED COMPENSATION (CON’T)

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

June 30, 2009	December 31, 2008
Gross deferred tax assets	1,139,250	904,750
Valuation allowance	(1,139,250)	(904,750)
Net deferred tax asset	—	—

As of June 30, 2009 and December 31, 2008, the Company has estimated U.S. federal net operating loss carryforwards of approximately $3,255,000 and $2,585,000, respectively.  The federal net operating loss carryforwards expire in the years 2027 through 2029.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

7.	INCOME TAXES (CON’T)

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

Employment and Consulting Agreements

There were no new employment or consulting agreements executed during the six months ended June 30, 2009.

Lease

The Company leases its office space on a month to month basis. Rental expense for the six months ended June 30, 2009 and 2008 were $11,708 and $10,191, respectively.

SUBSEQUENT EVENTS

On July 30, 2009 the Company issued Senior Subordinated Debentures totaling $53,000 to Fountainhead Capital Management Limited and Regent Private Capital, LLC for proceeds of equivalent value. These debentures, due on or before August 31, 2009, accrue interest at the “Applicable Federal Rate” as defined by Internal Revenue Code. These are senior obligations of the Company, subordinate only to other existing debt instruments to these parties.

On July 31, 2009, the Company became in default on Senior Subordinated Debentures totaling $40,000 held by Fountainhead Capital Management Limited and Regent Private Capital, LLC. The Company is engaged in periodic discussions with the holders of these securities, however, as of this date there has been no definitive resolution of any of these defaults.

In accordance with existing consulting agreements, the Company issued the following common shares on July 28, 2009:

Steven Girgenti	26,316
Dr. Konstantin Slavin	39,145

On August 13, 2009, the Company received correspondence from one of its primary suppliers which ostensibly asserts that the Company owes the vendor approximately $117,000 on account of goods manufactured but not yet shipped and for certain allowances representing their claim of increases in the cost of producing goods. The Company has recorded the cost of all inventory it has previously received from this vendor, however, this additional amount has not been recorded as the goods have not shipped, been reviewed or accepted by the Company and is in dispute. The vendor has advised the Company that no further goods will be shipped to the Company until this matter is resolved to the satisfaction of the vendor.

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

Current retractor technology (commonly known as ribbon or blade retractors) is not well integrated with IGS systems. During insertion, the surgeon typically does not have real-time data to allow visualization of retractor insertion on the IGS monitor. The VBAS product line has been designed to adapt entirely to IGS systems, such that the use of a Brain Access System unit will allow the surgeon to see on the surgical monitor, in real-time, exactly where the retractor is in relation to critical brain structures and underlying pathologies. With the IGS enabled unit, the tip of the introducer is literally the “pointer” on the IGS system. The integration with the IGS systems must still be developed.

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

Intellectual Property

Patent Applications

Below is a table setting out the status and particulars of our patent applications:

Filing Date	Application No.	Country	Title	Status
June 22, 2005	60/692,959	US — provisional	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery (Cervical)	Converted to PCT
June 22, 2006	PCT/US06/24243	PCT	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery (Cervical)	National Phase Completed
June 22, 2005	11/155,175	US — utility	Surgical Access Instruments for Use with Delicate Tissues (Brain)	Final Office Action issued – response with one extension due August 23, 2009
November 27, 2006	PCT/US06/61246	PCT	Surgical Access Instruments for Use with Delicate Tissues (Brain)	National Phase Completed
June 22, 2006	2613323	Canada	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending
June 22, 2006	06785312.7	Europe	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending
June 22, 2006	299/KOLNP/2008	India	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending
June 22, 2006	188321	Israel	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending
June 22, 2006	2008-518369	Japan	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Published
December 20, 2007	11/993,280	US – utility	Surgical Access Instruments	Notice of Missing

			for use with spinal or orthopedic surgery	Requirements – Decl/POA due September 9, 2009
June 25, 2008	08107050.4	Hong Kong	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending
September 18, 2008	61/098041	US – provisional	Surgical Access Instruments for use with Delicate Tissues (Brain)	Convert to utility – foreign file due September 18, 2009
May 25, 2009		Canada	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending
May 26, 2009	06840022.5	Europe	Surgical Access Instruments for use with Delicate Tissues (Brain)	Voluntary Amendments due August 18, 2009
May 26, 2009	1977/KOLNP/2009	India	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending
May 27, 2009		Japan	Surgical Access Instruments for use with Delicate Tissues (Brain)	Examination due November 27, 2009
June 26, 2009	2009124446	Russia	Surgical Access Instruments for use with Delicate Tissues (Brain)	Examination due November 27, 2009
July 27, 2009		China	Surgical Access Instruments for use with Delicate Tissues (Brain)	Examination due November 27, 2009

The above-indicated patent applications were invented by Dr. John Mangiardi, who assigned the rights to the Sawmill Trust on September 17, 2005 under the terms of an assignment agreement between the parties. The Sawmill Trust then, in turn, assigned the same rights to us on September 17, 2005 pursuant to an assignment agreement between the Sawmill Trust and the Company dated the same date. The consideration for such assignment was the issuance of one-third of the initial equity of our predecessor (Vycor Medical, LLC) and the inclusion of certain rights in favor or the Sawmill Trust, including but not limited to certain supermajority voting rights and the right to appoint members of the board of managers, which were incorporated in the Operating Agreement of such entity. Dr. Mangiardi’s wife, Pascale Mangiardi, who is a director of the Company, was the Settlor of the Sawmill Trust and Dr and Mrs. Mangiardi are both beneficiaries of the Sawmill Trust. The Sawmill Trust is an irrevocable trust and A. Mitchell Green is the sole Trustee and has sole voting power and investment power with respect to the assets of the trust.

Trademarks

VYCOR MEDICAL is a registered trademark and VYCOR VIEWSITE is both pending registration as a trademark with the United States Patent Office

Results of Operations

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the three months ended June 30, 2009 and 2008:

Three months ended:	2009	2008	Increase/ (Decrease)

Revenue:
Sales	$42,301	$-	$42,301

Cost of Goods Sold	5,331	-	5,331
Gross Profit	36,970	-	36,970
Operating expenses:
Research and development	-	9,228	(9,228)
General and administrative	234,045	381,365	(147,320)
Operating loss	(197,075)	(390,593)	193,518
Interest Expense	54,639	157,099	(102,460)
Net loss	$(251,714)	$(547,692)	$295,978

Revenue:

For the three months ended June 30, 2009, the company recorded revenue of $42,301, after posting no revenue from the sale of our products in the three months ended June 30, 2008. The company has acquired sufficient inventory, affected a meaningful product launch, and has sold various quantities of each of the twelve sizes of its Brain Access System product to both domestic and international customers.

Research and Development Expenses:

Research and development expenses decreased from $9,228 to $0 for the three months ended June 30, 2009.  This decrease can be attributed to the ceasing of research and development activities on the existing product line.

General and Administrative Expenses:

General and administrative expenses decreased by 38.63%, or $147,320 from $381,365 for the three months ended June 30, 2008 to $234,045 for the three months ended June 30, 2009. The decrease was attributable to the elimination of certain nonrecurring legal and consulting costs related to the company’s capital transactions in 2008.

Interest Expense (Income):

The company recorded interest expense of $54,639 and $157,099 for the three months ended June 30, 2009 and 2008, respectively. The decrease occurred since the majority of the debt discount attributable to the company’s existing convertible debt was recognized prior to the three months ended June 30, 2009.  For the three months ended June 30, 2009 and 2008, interest expense was offset with interest income of $45 and $2,527, respectively.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the six months ended June 30, 2009 and 2008:

Six months ended:	2009	2008	Increase/ (Decrease)

Revenue:
Sales	$112,389	$-	$112,389
Cost of Goods Sold	14,834	-	14,834
Gross Profit	97,555	-	97,555
Operating expenses:
Research and development	-	15,561	(15,561)
General and administrative	576,011	859,993	(283,982)
Operating loss	(478,456)	(875,554)	397,098
Interest Expense	193,393	250,598	(57,205)
Net loss	$(671,849)	$(1,126,152)	$454,303

Revenue:

For the six months ended June 30, 2009, the company recorded revenue of $112,389, after posting no revenue from the sale of our products in the six months ended June 30, 2008. The company has acquired sufficient inventory, affected a meaningful product launch, and has sold various quantities of each of the twelve sizes of its Brain Access System product to both domestic and international customers.

Research and Development Expenses:

Research and development expenses decreased from $15,561 to $0 for the six months ended June 30, 2009.  This decrease can be attributed to the ceasing of research and development activities on the existing product line.

General and Administrative Expenses:

General and administrative expenses decreased by 33.02%, or $283,982 from $859,993 for the six months ended June 30, 2008 to $576,011 for the six months ended June 30, 2009. The decrease was attributable to the elimination of certain nonrecurring legal and consulting costs related to the company’s capital transactions in 2008.

Interest Expense (Income):

The company recorded interest expense of $193,393 and $250,598 for the six months ended June 30, 2009 and 2008, respectively. The decrease occurred since the majority of the debt discount attributable to the company’s existing convertible debt was recognized prior to the six months ended June 30, 2009. For the six months ended June 30, 2009 and 2008, interest expense was offset with interest income of $246 and $4,231, respectively.

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

For the six months ended June 30, 2009, the Company issued common stock valued at $5,000 for consulting services.  During the same period, share-based compensation of $62,297 was recognized relating to previously executed consulting agreements and the vesting of employee-held options.

For the six months ended June 30, 2009, the Company realized a reduction in cash and cash equivalents of $141,211.  This amount was entirely attributable to cash used in operating activities, as there was no cash used in or provided by either investing or financing transactions during the period.

The company believes that its existing cash, cash equivalents and available borrowings will only be sufficient to meet our anticipated cash needs for working capital and capital expenditures for a very limited period. The company will need to immediately seek additional funding through public or private financings or other arrangements on a current basis and hereafter. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised by issuing equity securities, dilution to existing stockholders may result. If the company raises additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, the company may be unable to develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

 Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2008, relative to our ability to continue as a going concern. This means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The company has incurred losses since inception, including net losses of $2,381,295 for the year ended December 31, 2008 and $671,849 for the six months ended June 30, 2009, and expects to incur substantial additional losses, including additional development costs, costs related to marketing and manufacturing expenses. The company has incurred negative cash flows from operations since inception. As of June 30, 2009 and December 31, 2008, the company had stockholders’ deficiencies of $1,419,355 and $921,427, respectively, and cash and cash equivalents balance of $54,927 and $196,138 at June 30, 2009 and December 31, 2008, respectively. The Company also has certain debt obligations that were not paid by their respective due dates. Since there is no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  In these circumstances the Company believes it may not have enough cash to meet its various cash needs through August 2009 unless the Company is able to obtain additional cash from the issuance of debt or equity securities.  There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Research and Development

The Company expenses all research and development costs as incurred. For the six months ended June 30, 2009 and 2008, the amounts charged to research and development expenses were $ 0 and $15,561, respectively.

Cash and cash equivalents

The Company considers all highly liquid debt investments with original maturities of six months or less when purchased to be cash equivalents. The carrying amounts approximate fair market value because of the short maturity. The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At June 30, 2009 and 2008, fair values of cash and cash equivalents, accounts payable, convertible promissory notes, and options and warrants approximate their carrying amount due to the short period of time to maturity and various fair value model calculations.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2009, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company is in default on the following Senior Securities:

a)	Convertible Debenture in the original face amount of $150,000 in favor of Fountainhead Capital Partners Limited dated February 15, 2008 which matured on February 15, 2009;
b)	Convertible Debenture in the original face amount of $150,000 in favor of Regent Private Capital, LLC dated February 15, 2008 which matured on February 15, 2009;
c)	Convertible Debenture in the original face amount of $150,000 in favor of Fountainhead Capital Partners Limited dated April 15, 2008 which matured on April 15, 2009;
d)	Convertible Debenture in the original face amount of $500,000 in favor of Regent Private Capital, LLC dated April 22, 2008 which matured on April 22, 2009;
e)

Senior Subordinated Debenture in the original face amount of $40,000 in favor of Fountainhead Capital Partners Limited and Regent Private Capital, LLC dated June 30, 2009 which matured on July 31, 2009.

The Company is engaged in periodic discussions with the holders of these securities, however, as of this date there has been no definitive resolution of any of these defaults.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

On July 30, 2009 the Company issued Senior Subordinated Debentures totaling $53,000 to Fountainhead Capital Management Limited and Regent Private Capital, LLC for proceeds of equivalent value. These debentures, due on or before August 31, 2009, accrue interest at the “Applicable Federal Rate” as defined by Internal Revenue Code. These are senior obligations of the Company, subordinate only to other existing debt instruments to these parties.

On July 31, 2009, the Company became in default on Senior Subordinated Debentures totaling $40,000 held by Fountainhead Capital Management Limited and Regent Private Capital, LLC. There is no existing plan to cure said default at this time.

In accordance with existing consulting agreements, the Company issued the following common shares on July 28, 2009:

Steven Girgenti	26,316
Dr. Konstantin Slavin	39,145

On August 13, 2009, the Company received correspondence from one of its primary suppliers which ostensibly asserts that the Company owes the vendor approximately $117,000 on account of goods manufactured but not yet shipped and for certain allowances representing their claim of increases in the cost of producing goods. The Company has recorded the cost of all inventory it has previously received from this vendor, however, this additional amount has not been recorded as the goods have not shipped, been reviewed or accepted by the Company and is in dispute. The vendor has advised the Company that no further goods will be shipped to the Company until this matter is resolved to the satisfaction of the vendor.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2009.

VYCOR MEDICAL, INC.

By:	/s/ Kenneth T. Coviello
Kenneth T. Coviello
Chief Executive Officer and Director (Principal Financial Officer)

By:	/s/ Heather N. Jensen
Heather N. Jensen
President, Founder and Director (Principal Executive Officer)