Form 10-Q
period 2009-09-30
VYCOR MEDICAL INC
filed 2009-11-19
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from             to

VYCOR MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	333-149782	20-3369218

(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

There were 26,422,099 shares outstanding of registrant’s common stock, par value $.001 per share, as of November 10, 2009.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Balance Sheet
September 30, 2009

	September 30, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS

Current Assets

Cash	$29,516	$196,138
Accounts receivable	25,039	89,765
Inventory	44,402	71,527
Prepaid expenses	17,511	7,040

	116,468	364,470

Fixed assets, net	196,746	213,958

Other assets:
Patents, net of accumulated amortization	99,543	42,507
Website, net of accumulated amortization	7,819	10,152
Security deposits	2,350	2,350

	109,712	55,009

TOTAL ASSETS	$422,926	$633,437

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$341,282	$313,611
Accrued interest	162,321	88,588
Accrued liabilities	234,534	75,468
Notes payable	120,000	—
Current portion of long-term debt	1,122,500	1,077,197

	1,980,637	1,554,864

Long-term debt less current portion	—	—

TOTAL LIABILITIES	1,980,637	1,554,864

STOCKHOLDERS’ DEFICIT
Preferred stock, $1.00 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized, 26,422,099 and 25,463,455 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	26,422	25,463
Additional Paid-in Capital	2,976,042	2,788,415
Accumulated Deficit	(4,560,175)	(3,735,305)

	(1,557,711)	(921,427)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$422,926	$633,437

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Operations

	For the three months ended September 30,

	2009 (unaudited)	2008 (unaudited)

Revenue	$44,198	$3,342

Cost of Goods Sold
Beginning Inventory	49,093	—
Cost of goods purchased	630	26,681

Goods available for sale	49,723	26,681
Less: Clinical samples	(737)	—
Less: Ending inventory	(44,402)	(26,351)

Total Cost of Goods Sold	4,584	330

Gross Profit	39,614	3,012

Operating expenses:
Research and development	—	6,345
General and administrative	159,158	318,770

Total Operating expenses	159,158	325,115

Operating loss	(119,544)	(322,103)

Interest expense	33,477	441,540

Net Loss	$(153,021)	$(763,643)

Loss Per Share
Basic and diluted	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding	26,411,189	22,408,976

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Operations

	For the nine months ended September 30,

	2009 (unaudited)	2008 (unaudited)

Revenue	$156,587	$3,342

Cost of Goods Sold
Beginning Inventory	71,527	—
Cost of goods purchased	630	26,681

Goods available for sale	72,157	26,681
Less: Clinical samples	(8,338)	—
Less: Ending inventory	(44,402)	(26,351)

Total Cost of Goods Sold	19,417	330

Gross Profit	137,170	3,012

Operating expenses:
Research and development	—	21,906
General and administrative	735,171	1,178,763

Total Operating expenses	735,171	1,200,669

Operating loss	(598,001)	(1,197,657)

Interest expense	226,869	692,138

Net Loss	$(824,870)	$(1,889,795)

Loss Per Share
Basic and diluted	$(0.03)	$(0.09)

Weighted Average Number of Shares Outstanding	26,225,958	21,526,747

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows

	For the nine months ended September 30,

	2009 (unaudited)	2008 (unaudited)

Cash flows from operating activities:

Net loss	$(824,870)	$(1,889,795)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	9,729	8,451
Depreciation of fixed assets	17,212	670
Amortization of debt discount expense	145,303	453,088
Share based compensation	64,524	25,969
Shares issued for consulting services	17,437	312,283
Interest satisifed with stock conversion	6,625	173,111

Changes in assets and liabilities:
Accounts receivable	64,726	(757)
Inventory	27,125	(26,351)
Prepaid expenses	(10,471)	(134,226)
Security deposit	—	(2,350)
Accounts payable	27,671	(129,922)
Accrued interest	73,733	65,260
Accrued liabilities	159,066	54,180

Cash used in operating activities	(222,190)	(1,090,389)

Cash flows used in investing activities:
Purchase of fixed assets	—	(27,175)
Acquisition of website	—	(26,198)
Acquisition of patents	(64,432)	(6,499)

Cash used in investing activities	(64,432)	(59,872)

Cash flows from financing activities:
Proceeds from sale of equity	—	265,000
Payment on Notes Payable-GC Advisors	—	(17,000)
Proceeds from Notes Payable	120,000
Proceeds from Fountainhead Convertible Note Payable	—	300,000
Proceeds from Regent Convertible Note Payable	—	1,000,000
Payment on Optimum Health Services Loan Payable	—	(100,000)

Cash provided by financing activities	120,000	1,448,000

Net increase (decrease) in cash	(166,622)	297,739

Cash at beginning of period	196,138	15,739

Cash at end of period	$29,516	$313,478

Supplemental Disclosures of Cash Flow information:
Interest paid:	$—	$5,935

Taxes paid	$—	$—

Non-Cash Tranactions:
Warrants, options and stock issued for debt financing	$100,000	$—

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months and three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2008.

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

3. ACCOUNTING POLICIES

Research and Development

The Company expenses all research and development costs as incurred. For the nine months ended September 30, 2009 and 2008, the amounts charged to research and development expenses were $0 and $21,906, respectively.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At September 30, 2009, fair values of cash, accounts receivable, accounts payable, and accrued expenses short term promissory notes, approximate their carrying amount due to the short period of time to maturity. The fair value of the Company’s long term debt is based on the present value using a discount rate comparable with borrowing rates available to the Company along with various fair value model calculations used to value certain debt related securities.

Property and equipment

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and ten years.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The Company has provided a full valuation allowance against the gross deferred tax asset as of September 30, 2009 as it is more likely than not that this deferred tax asset may not realized.

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

The Company’s long-term debt is the only item that is subject to SFAS 157 as of September 30, 2009 as follows:

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30, 2009	December 31, 2008

Stock options outstanding	1,050,000	1,707,894

Warrants to purchase common stock	5,610,452	6,460,920

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB statement No. 162”.  SFAS No. 168 replaces the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles as stated with FASB Accounting Standards Codification becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods beginning after 15 September 2009.  The Company does not expect this adoption will have a material impact on the Company’s interim condensed financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Interests in Consolidated Financial Statements - an amendment of ARB No. 51, (“SFAS 160”), that establishes and expands accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement is required to be adopted by us in the first quarter of the Company’s fiscal year 2009. The effect the adoption of SFAS 160 will have on the Company’s financial statements will depend on the nature and size of any acquisitions the Company completes in the future.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157. Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The effect the adoption of SFAS 141R will have on the Company’s financial statements will depend on the nature and size of any acquisitions the Company completes in the future.

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

SEPTEMBER 30, 2009

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

Going Concern

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $824,870 for the nine months ended September 30, 2009, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of September 30, 2009, the Company had a stockholders’ deficiency of $1,557,711 and cash and cash equivalents balance of $29,516. The Company also has certain debt obligations that were not paid by their respective due dates. In these circumstances the Company believes it may not have enough cash to meet its various cash needs through November 2009 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4. LONG-TERM DEBT

As of September 30, 2009 and December 31, 2008, long-term debt consists of:

September 30, 2009	December 31, 2008

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

SEPTEMBER 30, 2009

Number of membership units outstanding at 12/21/2006	1,110.11	Units

The note was for 10% of Units post-money (1,110.11/90%):	1233.46	Units

FCPL is entitled to 10% of the units equal to	123.346	Units

Each unit converted into 16,048 shares	1,979,456	Shares

The Company has computed a beneficial conversion feature of $111,099 which resulted in a debt discount of such amount which is being amortized over the life of the loan to interest expense. The Company had used $0.19 per share in the computation of the beneficial conversion feature as it represents sales of private placements of the Company’s securities at the time of entering into the debenture. The Holder has the sole option to extend the due date of this debenture and has extended principal and interest payments until February 15, 2009. On April 1, 2009, FCPL agreed to extend the maturity date of the debenture to August 15, 2009. In consideration for the extension, the Company agreed to modify the effective conversion price from $0.08715 to $0.07545 per share, and other additional anti-dilution provisions in favor of FCPL. In conjunction with the convertible debenture the Company issued a warrant to Fountainhead Capital Partners Limited to purchase 50.22 Membership Units of the Company (805,931 shares of common stock) at $.50 per share for five years. The warrant’s fair value of $0.13 per share was calculated using the Black-Scholes Valuation Model, using the following assumptions: volatility of 99%, dividend rate of 0%, approximate risk free interest rate of 4.5% and a five year warrant life. The warrant resulted in an additional debt discount of $61,401 which is being amortized over the term of the debt. In conjunction with this debt the Company also entered into an agreement with Fountain Capital Partners Limited (FCPL) which granted to FCPL an option to invest up to $1,850,000 for three years in exchange for issuing new convertible debentures due two years from the issuance of these new notes and included with the exercise of this option would be a warrant to purchase up to 3,017,409 shares at a price of $0.44 per share. The debenture is convertible into up to 5,652,954 shares of common stock. No value was assigned to the options as there was no acquired beneficial conversion feature or acquisition of the warrants. The note reflects an unamortized discount of $0 and $3,450 as of September 30, 2009 and December 31, 2008, respectively.

172,500	169,050

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

On February 15, 2008 the Company entered into a $150,000 Convertible Debenture payable to Fountainhead Capital Partners Limited, with interest at 6% per annum, due but not paid, on or before February 15, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $81,707, which is being amortized over the life of the loan. The note reflects an unamortized discount of $0 and $10,213 as of September 30, 2009 and December 31, 2008, respectively.

150,000	139,787

On February 15, 2008 the Company entered into a $500,000 Convertible Debenture, payable to Regent Private Capital, LLC, with interest at 6% per annum, due but not paid, on or before February 15, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the Conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $272,358, which is being amortized over the life of the loan. Subsequently, Regent assigned the principal amount of each note to Altcar Investments and Derek Johansen. On December 15, 2008, Johansen converted $250,000 of the debenture into 2,032,520 shares of common stock. This resulted in the recognition of unamortized beneficial conversion feature debt discount attributable to the debenture of $17,023. Further, on March 23, 2009, Altcar Investments converted $100,000 of the debenture plus accrued interest into 866,867 shares of common stock. The unamortized discount on the $150,000 debt as of September 30, 2009 and $250,000 debt as of December 31, 2008 is $0 and $17,023, respectively.

150,000	232,977

On April 15, 2008 the Company entered into a $150,000 Convertible Debenture payable to Fountainhead Capital Partners Limited, with interest at 6% per annum, due but not paid, on or before April 15, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $81,707 which is being amortized over the life of the loan. The unamortized discount as of September 30, 2009 and December 31, 2008 is $0 and $23,831, respectively.

150,000	126,169

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

On April 22, 2008 the Company entered into a $500,000 Convertible Debenture, payable to Regent Private Capital, LLC, with interest at 6% per annum, due on or before April 22, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the Conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $272,358, which is being amortized over the life of the loan. The unamortized discount as of September 30, 2009 and December 31, 2008 is $0 and $90,786, respectively.

	500,000	409,214

All discounts are being amortized on a straight line basis that approximates effective yield method under EITF 98-5.

Total long-term debt:	1,122,500	1,077,197

Less current portion of debt	1,122,500	1,077,197

Long-term portion of debt	$—	$—

The following is a schedule of future minimum loan payments:

Twelve months ending September 30,	Amount

2010	$1,122,500
2011	—
2012	—
2013	—
2014	—
Thereafter	—

Total	$1,122,500
Less
debt discount	—

$1,122,500

The Company’s entire long-term debt is secured by a first security interest in all of the assets of the Company.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

5. EQUITY

Certain Equity Transactions

As prescribed in a previous agreement, in consideration for services provided to the Board of Directors, the Company issued 26,318 shares of its common stock to Steven Girgenti on July 28, 2009.

In accordance with an existing consulting agreement, in consideration for services provided, the Company issued 39,145 shares of its common stock to Dr. Konstantin Slavin on July 28, 2009.

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

For employee based awards which consist only of awards made under the “Stock Option Plan” described below, the company follows the provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123 R), Share –Based Payment which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under SFAS 123 R, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis. There were no employee stock options granted for the nine months ended September 30, 2009.

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

Initial grants totaling 500,000 shares each were issued on February 13, 2008 to Kenneth T. Coviello, Chief Executive Officer and Heather N. Vinas, President at an exercise price of $.135 per share. The options vest 33 1/3 % on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Accordingly, for the

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

nine months ended September 30, 2009, the Company recognized share-based compensation amounts of $28,920 and $28,920, for each of the respective grants.

The maximum number of shares of stock which maybe delivered under the plan shall automatically increase by a number sufficient to cause the number of shares covered by the plan to equal 10% of the total number of shares of stock then outstanding on a fully diluted basis.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan. As of September 30, 2009 there were no awards of any stock appreciation rights.

Consulting Agreements

The Company entered into no new consulting agreements during the nine months ended September 30, 2009.

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted average exercise price per share

Balance, January 1, 2006
Granted	4,144,300	$0.43
Exercised
Cancelled or expired

Outstanding at December 31, 2006	4,144,300	0.43

Granted	1,143,408	0.32
Exercised
Cancelled or expired

Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised
Cancelled or expired	(192,576)	0.24

Outstanding at December 31, 2008	6,460,920	$0.39

Exercised
Cancelled or expired	(850,468)	0.26

Outstanding at September 30, 2009	5,610,452	$0.39

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

STOCK OPTIONS:

	Number of shares	Weighted average exercise price per share

Balance, January 1, 2006
Granted	—	$—
Exercised
Cancelled or expired

Outstanding at December 31, 2006	—	—

Granted
Exercised
Cancelled or expired
Outstanding at December 31, 2007	—	—

Granted	1,050,000	0.14
Exercised
Cancelled or expired

Outstanding at December 31, 2008	1,050,000	$0.14

Granted
Exercised

Cancelled or expired

Outstanding at September 30, 2009	1,050,000	$0.14

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

In consideration for providing consulting services, the Company granted to GC Advisors LLC three warrants, each to purchase of 192,576 shares of the Company’s common stock for a purchase price of $.24, .389, and .549 per share, respectively. The warrants expire on January 9, 2008, 2009, and 2010, respectively and were fair valued under the Black-Scholes Model.

In consideration for being the Company’s strategic business advisor, in 2007 the Company issued a warrant to Martin Magida to purchase up to 160,480 shares of the Company’s common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the agreement. For the nine months ended September 30, 2009, $3,342 was recognized as share-based compensation in connection with this agreement.

In consideration for providing advisory services in 2007, the Company issued a warrant to Robert Guinta to purchase up to 160,480 shares of the Company’s common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the agreement. For the nine months ended September 30, 2009, $3,342 was recognized as share-based compensation in connection with this agreement.

As of September 30, 2009, there was approximately $143,000 of total unrecognized compensation costs related to non-vested stock options awards, which are expected to be recognized over a weighted average period of 2 years.

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

Stock-based compensation expense charged to operations on options and warrants granted to the above non-employees for the nine months ended September 30, 2009 is $6,684.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

	September 30, 2009	December 31, 2008

Gross deferred tax assets	1,193,500	904,750
Valuation allowance	(1,193,500)	(904,750)

Net deferred tax asset	—	—

As of September 30, 2009 and December 31, 2008, the Company has estimated U.S. federal net operating loss carryforwards of approximately $3,410,000 and $2,585,000, respectively. The federal net operating loss carryforwards expire in the years 2027 through 2029.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

8. COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

There were no new employment or consulting agreements executed during the nine months ended September 30, 2009.

Lease

The Company leases its office space on a month to month basis. Rental expense for the nine months ended September 30, 2009 and 2008 were $16,904 and $20,173, respectively.

SUBSEQUENT EVENTS

The maturity dates have passed with respect to all of the Company’s Debenture obligations to Fountainhead Capital Management Limited and Regent Private Capital, LLC. The parties are engaged in ongoing negotiations with respect to such matters, however, the Company cannot predict the final outcome of such negotiations. If a restructuring of these obligations is ultimately achieved, the terms of such restructuring may result in significant dilution to current equity holders.

On November 6, 2009, Fountainhead Capital Partners Limited and Regent Private Capital, LLC advanced an aggregate of $64,000 as a bridge loan due and payable on November 30, 2009. The terms of this bridge loan are detailed in a Senior Debenture between the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

          This Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

Organizational History

          We were formed as a limited liability company under the laws of the State of New York on June 17, 2005 as “Vycor Medical LLC”. On November 14, 2007, we converted into a Delaware corporation and changed our name to “Vycor Medical, Inc.” (“Delaware Corporation”). Our sole reason for conversion to the Delaware Corporation was to facilitate the raising of additional capital, as prospective investors had expressed resistance to investing in the Company as the NY LLC. At November 14, 2007, we had approximately 1,122 membership units of the NY LLC issued and outstanding. The managing members of the NY LLC determined, in their reasonable business judgment, that such units, in the aggregate, should convert to an aggregate of 17,999,999 shares of common stock of the Delaware Corporation. On this basis, we adopted a conversion ratio of 16,048 shares of common stock of the Delaware Corporation for each former unit of the NY LLC. Likewise, all conversion rights, options, warrants and any other rights to acquire units of the NY LLC (including but not limited to units issuable pursuant to the terms of the Fountainhead Bridge Loan Debenture, Fountainhead Warrant to purchase 50.22 units of the NY LLC, the Company’s Option Agreement with Fountainhead dated December 14, 2006), were converted to conversion rights, options, warrants and rights to acquire common shares of the Delaware Corporation, based on the same conversion ratio. The action authorizing the conversion was adopted by the unanimous consent of the Managing Members of the NY LLC pursuant to the terms of the NY LLC Operating Agreement.

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

Brain Retractors

          Future plans include developing additional Brain Access System retractors to allow for access to various regions of the brain. This allows us to target more diverse neurosurgical specialties. We anticipate research and developing work starting in 2009 and estimate a research and development budget of $500,000 for 2009 and 2010, pending future funding.

          Our plans are to eventually include retractor lines that are designed for the requirements of specific surgical applications like aneurisms, tumors and endoscopic work.

Intellectual Property

Patent Applications

          Below is a table setting out the status and particulars of our patent applications:

Filing Date	Application No.	Country	Title	Status
June 22, 2005	60/692,959	US — provisional	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery (Cervical)	Converted to PCT
June 22, 2006	PCT/US06/24243	PCT	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery (Cervical)	National Phase Completed
June 22, 2005	11/155,175	US — utility	Surgical Access Instruments for Use with Delicate Tissues (Brain)	Abandoned
November 27, 2006	PCT/US06/61246	PCT	Surgical Access Instruments for Use with Delicate Tissues (Brain)	National Phase Completed
June 22, 2006	2613323	Canada	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending
June 22, 2006	06785312.7	Europe	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending

June 22, 2006	299/KOLNP/2008	India	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Pending
June 22, 2006	188321	Israel	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Response to Official Action due 12/2/09 (extendable for 4 months)
June 22, 2006	2008-518369	Japan	Surgical Access Instruments for Use with Spinal or Orthopedic Surgery	Published
December 20, 2007	11/993,280	US – utility	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending
June 25, 2008	08107050.4	Hong Kong	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending
September 18, 2008	61/098041	US – provisional	Surgical Access Instruments for use with Delicate Tissues (Brain)	Converted
May 25, 2009		Canada	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending
May 26, 2009	06840022.5	Europe	Surgical Access Instruments for use with Delicate Tissues (Brain)	Hong Kong due 2/10/09 - final
May 26, 2009	1977/KOLNP/2009	India	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending
May 27, 2009		Japan	Surgical Access Instruments for use with Delicate Tissues (Brain)	Examination due November 27, 2009 - final
June 26, 2009	2009124446	Russia	Surgical Access Instruments for use with Delicate Tissues (Brain)	Examination due November 27, 2009 - final
July 27, 2009		China	Surgical Access Instruments for use with Delicate Tissues (Brain)	Examination due November 27, 2009 - final
August 21, 2009	12/545686	US – CON	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending
August 21, 2009	12/545719	US – CON	Surgical Access Instruments for use with Delicate Tissues (Brain) (apparatus claims)	Pending
September 17, 2009	PCT/US09/57322	PCT	Surgical Access Instruments for use with Delicate Tissues (Brain)	Abandoned

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

Trademarks

          VYCOR MEDICAL is a registered trademark and VYCOR VIEWSITE is both pending registration as a trademark with the United States Patent Office

Results of Operations

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

          The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the three months ended September 30, 2009 and 2008:

Three months ended:	2009	2008	Increase/ (Decrease)

Revenue:
Sales	$44,198	$3,342	$40,856
Cost of Goods Sold	4,584	330	4,254

Gross Profit	39,614	3,012	36,602
Operating expenses:
Research and development	—	6,345	(6,345)
General and administrative	159,158	318,770	(159,612)

Operating loss	(119,544)	(322,103)	202,559
Interest Expense	33,477	441,540	(408,063)

Net loss	$(153,021)	$(763,643)	$610,622

Revenue:

The company recorded revenue of $44,198 from the sale of our products in the three months ended September 30, 2009 compared to $3,342 in the three months ended September 30, 2008. This included sales of various quantities of each of the twelve sizes of its Brain Access System product to both domestic and international customers.

Research and Development Expenses:

Research and development expenses decreased from $6,345 to $0 for the three months ended September 30, 2009. This decrease can be attributed to the ceasing of research and development activities on the existing product line.

General and Administrative Expenses:

General and administrative expenses decreased by $159,612 from $318,770 for the three months ended September 30, 2008 to $159,158 for the three months ended September 30, 2009. The decrease was attributable to the elimination of certain nonrecurring legal and consulting costs related to the company’s capital transactions in 2008.

Interest Expense (Income):

The company recorded interest expense of $33,477 and $441,540 for the three months ended September 30, 2009 and 2008, respectively. This decrease occurred since the debt discount attributable to the company’s existing convertible debt was fully recognized prior to the three months ended September 30, 2009. For the three months ended September 30, 2009 and 2008, interest expense was offset with interest income of $10 and $1,777, respectively.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

          The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the six months ended September 30, 2009 and 2008:

Nine months ended:	2009	2008	Increase/ (Decrease)

Revenue:
Sales	$156,587	$3,342	$153,245
Cost of Goods Sold	19,417	330	19,087

Gross Profit	137,170	3,012	134,158
Operating expenses:
Research and development	—	21,906	(21,906)
General and administrative	735,171	1,178,763	(443,592)

Operating loss	(598,001)	(1,197,657)	599,656
Interest Expense	226,869	692,138	(465,269)

Net loss	$(824,870)	$(1,889,795)	$1,064,925

Revenue:

The company recorded revenue of $156,587 from the sale of our products in the nine months ended September 30, 2009 compared to $3,342 in the same period the prior year.

Research and Development Expenses:

Research and development expenses decreased from $21,906 to $0 for the nine months ended September 30, 2009. This decrease can be attributed to the ceasing of research and development activities on the existing product line.

General and Administrative Expenses:

General and administrative expenses decreased by $443,592 from $1,178,763 for the nine months ended September 30, 2008 to $735,171 for the nine months ended September 30, 2009. The decrease was attributable to the elimination of certain nonrecurring legal and consulting costs related to the company’s capital transactions in 2008.

Interest Expense (Income):

The company recorded interest expense of $226,869 and $692,138 for the nine months ended September 30, 2009 and 2008, respectively. The decrease occurred since the majority of debt discount attributable to the Company’s existing convertible debt was recognized prior to the nine months ended September 30, 2009. For the nine months ended September 30, 2009 and 2008, interest expense was offset with interest income of $257 and $6,009, respectively.

Liquidity and Capital Resources

          As of September 30, 2009, the Company had $29,516 cash, a working capital deficit of $1,864,169 and an accumulated deficit of $4,560,175 on September 30, 2009. The Company’s operating activities used $222,190 in cash for the quarter period ended September 30, 2009.

          The Company’s existing cash, cash equivalents and available borrowings will not be sufficient to meet its anticipated cash needs for working capital and capital expenditures for current and future periods. No assurances can be made that additional capital will be available or that assumptions regarding sales and expenses will ever be achieved. While the company intends to seek additional funding through public or private financings or other arrangements, adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised by issuing equity securities, dilution to existing stockholders may result. If the company raises additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, the company may be unable to develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Going Concern

          Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2008, relative to our ability to continue as a going concern. This means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The company has incurred losses since inception, including net losses of $2,381,295 for the year ended December 31, 2008 and $598,001 for the nine months ended September 30, 2009, and expects to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. The company has incurred negative cash flows from operations since inception. As of September 30, 2009 and December 31, 2008, the company had stockholders’ deficiencies of $1,557,711 and $921,427, respectively, and cash and cash equivalents balance of $29,516 and $196,138 at September 30, 2009 and December 31, 2008, respectively. The Company also has certain debt obligations that were not paid by their respective due dates. Since there is no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. In these circumstances the Company believes it may not have enough cash to meet ongoing cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Research and Development

The Company expenses all research and development costs as incurred. For the nine months ended September 30, 2009 and 2008, the amounts charged to research and development expenses were $ 0 and $21,906, respectively.

Cash and cash equivalents

The Company considers all highly liquid debt investments with original maturities of six months or less when purchased to be cash equivalents. The carrying amounts approximate fair market value because of the short maturity. The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At September 30, 2009 and 2008, fair values of cash and cash equivalents, accounts payable, convertible promissory notes, and options and warrants approximate their carrying amount due to the short period of time to maturity and various fair value model calculations.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

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

(b) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2009, to the best knowledge of the Company’s management, the Company is not party to any material litigation whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As prescribed in a previous agreement, in consideration for services provided to the Board of Directors, the Company issued 26,318 shares of its common stock to Steven Girgenti on July 28, 2009.

In accordance with an existing consulting agreement, in consideration for services provided, the Company issued 39,145 shares of its common stock to Dr. Konstantin Slavin on July 28, 2009.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The maturity dates have passed with respect to all of the Company’s Debenture obligations to Fountainhead Capital Management Limited and Regent Private Capital, LLC. The parties are engaged in ongoing negotiations with respect to such matters, however, the Company cannot predict the final outcome of such negotiations. If a restructuring of these obligations is ultimately achieved, the terms of such restructuring may result in significant dilution to current equity holders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 6, 2009, Fountainhead Capital Partners Limited and Regent Private Capital, LLC advanced an aggregate of $64,000 as a bridge loan due and payable on November 30, 2009. The terms of this bridge loan are detailed in a Senior Debenture between the parties.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2009.

VYCOR MEDICAL, INC.

By:	/s/ Kenneth T. Coviello

Kenneth T. Coviello
Chief Executive Officer and Director (Principal Financial Officer)

By:	/s/ Heather N. Vinas

Heather N. Vinas
President, Founder and Director (Principal Executive Officer)