Form 10-K
period 2009-12-31
VYCOR MEDICAL INC
filed 2010-03-31
CIK 1424768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-149782

VYCOR MEDICAL, INC.

(Exact name of registrant as specified in charter)

Delaware	20-3369218

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Orville Drive, Suite 100, Bohemia, New York 11716
(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: (631) 244 1435

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,064,073 based upon the closing sales price of the registrant’s common stock on March 24, 2010 of $0.05 per share. At March 24, 2010, 622,893,799 shares of the registrant’s common stock were outstanding, of which 541,612,342 were held by affiliates of the Company.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

          This Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Organizational History

          We were formed as a limited liability company under the laws of the State of New York on June 17, 2005 as “Vycor Medical LLC”. On August 14, 2007, we converted into a Delaware corporation and changed our name to “Vycor Medical, Inc.” (“Delaware Corporation”). Our sole reason for conversion to the Delaware Corporation was to facilitate the raising of additional capital, as prospective investors had expressed resistance to investing in the Company as the NY LLC. At August 14, 2007, we had approximately 1,122 membership units of the NY LLC issued and outstanding. The managing members of the NY LLC determined, in their reasonable business judgment, that such units, in the aggregate, should convert to an aggregate of 17,999,999 shares of common stock of the Delaware Corporation. On this basis, we adopted a conversion ratio of 16,048 shares of common stock of the Delaware Corporation for each former unit of the NY LLC. Likewise, all conversion rights, options, warrants and any other rights to acquire units of the NY LLC (including but not limited to units issuable pursuant to the terms of the Fountainhead Bridge Loan Debenture, Fountainhead Warrant to purchase 50.22 units of the NY LLC, the Company’s Option Agreement with Fountainhead dated December 14, 2006), were converted to conversion rights, options, warrants and rights to acquire common shares of the Delaware Corporation, based on the same conversion ratio, The action authorizing the conversion was adopted by the unanimous consent of the Managing Members of the NY LLC pursuant to the terms of the NY LLC Operating Agreement.

Overview of Business

          Vycor Medical Inc. is a medical device company headquartered in Bohemia, NY that designs, develops and markets medical devices for use in neurosurgery. The company is ISO 13485:2003 compliant, has U.S. FDA 510(k) clearance for brain and spine surgeries, CE Marking for Europe and Canadian HPB licensing for sale in Canada of its brain retractors. The Company has developed its first product, the ViewSite Brain Access System (VBAS), a next generation brain retractor system. This is now commercialized and revenue generating. The VBAS addresses a market that has not changed materially in over 80 years in contrast to development in surgical technologies.

          The second product in our pipeline is the Cervical Access System, which, pending receipt of additional funding, requires further prototyping and successful market testing and commercialization launch. Like the Brain Access System, this product is designed to assist the surgeon in cervical surgeries, allowing the surgeon to gain access to the anterior cervical surgery site.

          We have received FDA 510(k) clearance for our products. Section 510(k) of the United States Food, Drug and Cosmetic Act requires medical device manufacturers to register with the U.S. Food and Drug Administration of their intent to market a medical device at least 90 days in advance. The 510(k) submission allows the U.S. Food and Drug Administration to determine whether a device is generally equivalent to similar one already on the market. With the FDA 510(k) clearance, we are authorized to take our products to market in the U.S. without further approvals.

Our Products

Viewsite Brain Access System (VBAS)

          The VBAS series is used by neurosurgeons to access the surgical site in the brain. This is done by inserting the VBAS into the brain tissue and then removing the VBAS introducer, leaving the remaining hollow working channel in place to provide the surgeon with access to the precise location desired for surgery.

          The VBAS is available in multiple sizes and is a single-use product. We intend to add additional models in the future.

          We believe our Brain Access System offers several advantages over the brain retractor systems, commonly known as ribbon or blade retractors that are metallic. When designing the products, we felt that if we can incorporate certain features into our products, the surgeon reaction and acceptance would be favorable. We attempted to incorporate the following features:

•	Gently separate delicate tissue by utilizing a tapered forward edge;

•	Minimize venous pressure caused by in the brain;

•	Reduce “target shift” to allow the surgeon to reach the site accurately;

•	Minimize healthy tissue damage while reaching the target site;

•	Allow for accurate neuronavigational image guidance systems (“IGS”) performance;

•	Integrate in due course with the leading surgical IGS systems such as Medtronic® and BrainLab®;Stryker and GE

•

Improve surgical outcomes (reducing potential surgeon and hospital liability), for example, decreased insertion tissue trauma, less need for readjustment during surgery and minimum interface surface pressures;

•	Reduce damage to healthy brain tissue potentially leading to shorter post-op recovery and reduced hospital stay

•	To allow direct surgical visualization of brain tissue via optically transparent construction

          The extent to which we are successful in achieving the above objectives will be judged by the acceptance of the devices in the market.

          The Brain Access System products have the potential to significantly reduce brain tissue trauma resulting from the currently used retractors and standard access procedures. First, the unique design of the product minimizes the size of the brain entry access necessary for surgical procedures, and in turn the amount of brain tissue exposed. For instance, a brain procedure involving the removal of a 7cm cystic astrocyctoma would result in an access site (corticotomy) of approximately 20mm. However, the same procedure that was performed utilizing the Company’s Brain Access System product required a corticotomy of only 2mm.

          Because our products are relatively new to the market, there is no guarantee that any of the abovementioned features would prove effective and be useful by the end user.

Product shortcomings

Our products have a few shortcomings:

•	As compared to existing blade retractors our device diameter is fixed as opposed to variable which might give the surgeon less flexibility once he is at the desired location.

•	The diameters and lengths of our devices are set to specific measurements, which may limit the surgeon to these specific sizes.

•	Depending on the case, usage of a disposable product may be viewed as more costly and may not be accepted by our potential end users.

IGS Opportunity for the Brain Access System

          The VBAS product has the potential to improve surgical use of IGS (Image Guidance Systems) employed in many surgeries, by addressing two substantial IGS-related problems of target shifting and the lack of real-time retractor positioning data during procedures:

•	Target Shifting

          The normal surgical procedure utilizing standard retractors in brain surgery require pulling away the healthy tissue to expose the targeted region of the brain located underneath. However, in many cases, the amount of pulling required causes the targeted area to shift away from what is shown on the IGS system. This target shifting then requires the surgeon to cause possible additional trauma to healthy tissue and spend additional time as the shifted target area is located and the retractor is repositioned. The VBAS system is designed to minimize or eliminate target shift, as the elliptical shape of the product distributes relatively uniform pressure on the surrounding brain tissue.

•	Real-Time Retractor Positioning Data

Current retractor technology (commonly known as ribbon or blade retractors) is not well integrated with IGS systems. During insertion, the surgeon typically does not have real-time data to allow visualization of retractor insertion on the IGS monitor. The VBAS product line has the potential to adapt to IGS systems, such that the use of a Brain Access System unit will allow the surgeon to see on the surgical monitor, in real-time, exactly where the retractor is in relation to critical brain structures and underlying pathologies. With the IGS enabled unit, the tip of the introducer is literally the “pointer” on the IGS system.

Brain Access System Product Models

•	TC-VBAS

          The series consists of twelve disposable products, offered in four different port diameters of 17mm and 21mm, 12mm and 28 mm and a choice of three lengths for each of 3, 5, and 7cm.

Cervical Access Products

          Subject to the raising of additional capital (which cannot be guaranteed), the Company will continue its preliminary work to design Cervical Access System products which would be used by the surgeon to access the anterior cervical surgical site (the uppermost vertebrae located in the neck). While the Company has filed certain intellectual property applications with respect to this technology, such development is in an early stage.

          We plan to design the Cervical Access System to:

•	reduce the possibility of surrounding anatomic tissue damage, which include the trachea, esophagus, carotid artery, recurrent laryngeal and sympathetic nerve;

•	minimize skin disruption with the utilization of tapered outward edges;

•	eliminate retractor induced electrocautery burn injuries because it is made with surgical grade plastic materials;

•	enable stable fixation (directly to the spinal column) in order to avoid accidental displacement and surrounding “tissue creep”; and

•	allows for direct visualization of underlying anatomic structures using optically clear plastic.

          Because the Cervical Access System products have not yet been brought to market, there is no guarantee that any of the abovementioned features would prove effective and even so, be welcomed by the end user. Further research and development is needed for a market-ready product.

New Products

Brain Retractors

          Subject to the availability of additional financing, the Company’s future plans include developing additional Brain Access System retractors. Our goals would be to eventually include retractor lines that are designed for the requirements of specific surgical applications like aneurisms, tumors and endoscopic work.

Additional Applications of Brain Access System and Cervical Access System Technology

          We believe that our Brain Access System and Cervical Access System technology can be adapted to advance retractor systems for use in other areas of the body. We believe that the key cross-applicable benefits of our technology are:

•	Promotes minimally invasive procedures from smallest possible entry incision

•	Uniform pressure distribution minimizes collateral tissue damage due to stress points

•	Eliminates “tissue creep” into the surgical field

•	Reduces the number of materials in the surgical field

Sales and Marketing

          We are implementing an educational and marketing strategy to promote product and brand awareness in our target markets including clinical papers and attending trade shows.

Domestic Sales Strategy

          VBAS was launched in November 2008 with a strategy of driving sales through leading neurosurgeons. In this regard, the Company has adopted a dual strategy of targeting both the leading neurosurgeons and the leading neurosurgery hospitals. The Company believes that out of the 4,500 neurosurgeons in the US approximately 1,500 focus predominantly on craniotomies or cranial procedures that could potentially benefit from the VBAS product. Management believes that there are approximately 750-1,000 hospitals that represent the majority of its target market.

          We are currently using independent distributors who have existing relationships with neurosurgeons and target hospitals.

International Sales

          In Europe, the company has agreements with three exclusive distributors who are also focused in neurosurgery. In China, Vycor has entered into a distribution agreement, for its VBAS. The Company has not yet received SFDA approval, which is required to sell and market products in this country.

Reference Hospitals Program

          The Company has developed a Reference Hospital Program to identify centers of excellence and to provide neurosurgeons with evidence of support for our products.

Manufacturing

          We have executed agreements with Lacey Manufacturing Company of Bridgeport, Connecticut (“Lacey”) and C&J Industries, Meadville PA (“C&J”) to provide a full range of engineering, contract manufacturing and logistical support for our products.

          Lacey and C&J are recognized leaders in the medical contract manufacturing sector, providing vertically integrated full services. They are U.S. Food and Drug Administration registered and meet ISO standards and certifications. Lacey and C&J have shipped orders to Vycor and have made production runs of all 12 sizes. (See “Risk Factors — “We are dependent on two key vendors to manufacture our products”)

Market

          The market for our Brain Access System product lines is the neurosurgical community. The Company has analyzed and estimated the market for its products from an analysis of available statistics, discussion with surgeons, distributors and other market participants. Vycor is currently focusing its attention for VBAS on the US, China and Europe.

Competition

Competitive manufacturers of brain retractors include:

• Cardinal Health (V. Mueller line)

• Aesculap

• Integra Life Science

• Codman (Division of Johnson & Johnson)

          Cervical Access System competitors include Medtronic, Asculap/B. Braun, Cardinal and Nuvasive, Cloward Instruments, among others. In addition to the standard “blade retractors” distributed by the aforementioned companies, Medtronic distributes the MetRx dilating retractor system. In addition companies such as Endius and EBI have announced cervical retractor systems.

Customers

The Company sells to regional distributors and hospitals. The Company believes that its products currently are utilized in approximately 50 hospitals in the United States. In addition, in 2009 international sales accounted for approximately 25% of revenues.

Intellectual Property

Patent Applications

          Below is a table setting out the status and particulars of our patent applications:

Filing date	Application No.	Country	Title	Status

22-Jun-2005	60/692,959	US – PROV	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	Converted

22-Jun-2006	PCT/US06/24243	PCT	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	National Phase Completed

27-Nov-2006	PCT/US06/61246	PCT	Surgical Access Instruments for use with Delicate Tissues (Brain)	National Phase Completed

22-Jun-2006	2613323	Canada	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending – annuity due 6/22/10

22-Jun-2006	06785312.7	Europe	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending – annuity due 6/22/10

22-Jun-2006	299/KOLNP/2008	India	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

22-Jun-2006	2008-518369	Japan	Surgical Access Instruments for use with spinal or orthopedic surgery	Published

20-Dec-2007	11/993,280	US – UTIL	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

25-Jun-2008	08107050.4	Hong Kong	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

18-Sep-2008	61/098041	US – PROV	Surgical Access Instruments for use with Delicate Tissues (Brain)	Converted

25-May-2009	2670631	Canada	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending – annuity due 11/27/10

26-May-2009	06840022.5	Europe	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending – annuity due 5/27/10

26-May-2009	1977/KOLNP/2009	India	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending – exam due 11/27/10

27-May-2009	2009-539227	Japan	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

26-Jun-2009	2009124446	Russia	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

27-Jul-2009	200680056889.9	China	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

21-Aug-2009	12/545686	US – CON	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

21-Aug-2009	12/545719	US – CON	Surgical Access Instruments for use with Delicate Tissues (Brain) (apparatus claims)	Pending

          The inventor on the above-indicated patent applications was Dr. John Mangiardi, who assigned the rights to the Sawmill Trust on September 17, 2005 under the terms of an assignment agreement between the parties. The Sawmill Trust then, in turn, assigned the same rights to the Company on September 17, 2005 pursuant to an assignment agreement between the Sawmill Trust and the Company dated the same date.

Trademarks

          VYCOR MEDICAL is a registered trademark and VIEWSITE is pending registration as a trademark with the United States Patent and Trademark Office.

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

          In November 2009, we successfully passed our re-certification audit through Intertek. Recertification audits are required every 3 years while surveillance audits occur annually in between.

We have the following certification/licensing.

— Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

— EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

— ISO 13485.2003

— HPB Licensing for Canada

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

          According to the US FDA, our products have been classified as Class II products and cleared for marketing through the 510(k) process.

          We can provide no assurance that we will be able to maintain and obtain clearances or approvals needed to introduce new products and technologies. After a device is placed on the market, numerous regulatory requirements apply. These include:

•	quality system regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•

medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

          Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing a request for 510(k) clearance or premarket approval of new products;

•	withdrawing 510(k) clearance or premarket approvals that are already granted; and

•	criminal prosecution.

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

          We have obtained the CE marking approval to allow for distribution of our VBAS products in Europe and have received our HPB licensing approval for distribution in Canada.

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

Employees

          We currently have 5 full-time employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Financials

We are a recently formed company that has not achieved profitable operations. If our business plan fails, you may lose your entire investment.

          Our independent auditors, Paritz & Company, certified public accountants, have expressed substantial doubt concerning our ability to continue as a going concern. We have incurred losses since our inception, including a net loss of $1,141,383 for the year ended December 31, 2009 and we expect to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. We have incurred negative cash flows from operations since inception. As of December 31, 2009 we had a stockholders’ deficiency of $1,111,941 and a cash and cash equivalents of $12,771 at December 31, 2009. Since we have no record of profitable operations, there is a high possibility that you may suffer a complete loss of your investment.

We were formed on June 17, 2005 and have a limited operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

          The Company has limited operating results to date. Since we do not have an established operating history, you will have no basis upon which to evaluate our ability to achieve our business objectives.

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

          We were formed on June 17, 2005 and are currently still developing and introducing new products. There can be no assurance that at this time we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

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

          In their report dated March 22, 2010, our independent auditors stated that our financial statements for the period ended December 31, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

Our revenue will be dependent upon acceptance of our products by the market. The failure of such acceptance will cause us to curtail or cease operations.

          We believe that virtually all of our revenue will come from the sale of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to generate sufficient revenue from the sale of our products to cover operating expenses. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for our products. In the event that we are not able to significantly increase the number of customers that purchase our products, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

Risks Related to Our Business

We cannot be certain that we will obtain patents for our devices or that such patents will protect us from competitors

          We believe that our success and competitive position will depend in large part on our ability to obtain and maintain patents for our devices. We have filed patent applications for both the design of our Brain Access System and Cervical Access System and the method of performing surgery with our devices. The U.S. Patent and Trademark Office typically requires 12-24 months or more to process a patent application. There can be no assurance that our patent applications will be approved. However we did not wait for the approval of the patent applications before launching VBAS and do not intend to do so before launching other devices. There can be no assurance regarding how long it will take the U.S. Patent and Trademark Office to decide whether to approve our patent applications or how long it will take foreign patent offices to grant us patents. There can be no assurance that any patent issued or licensed to us will provide us with protection against competitive products or otherwise protect our commercial viability, or that challenges will not be instituted against the validity or enforceability of any of our patents or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity of a patent and enforce it against infringement can be substantial. Even issued patents may later be modified or revoked by the Patent and Trademark Office or in legal proceedings. Patent applications in the United States are maintained in secrecy until the patent issues and, since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries, we cannot be certain that we were the first creator of the inventions covered by our pending patent applications or the first to file patent applications on such inventions.

We are dependent on two key vendors to manufacture our products.

          We are dependent on Lacey Manufacturing Company and C&J Industries to provide a full range of engineering, contract manufacturing and logistical support to manufacture our products. We are dependent upon their manufacture of our products in accordance with our specifications and delivering them on a timely basis.

          If either supplier fails to manufacture and/or deliver our products as specified, we may need to locate another manufacturer. We can offer no assurances that we will be successful in finding an alternate manufacturer and negotiating acceptable terms with them on a timely basis without impact on our manufacturing and delivery schedule.

          Both manufacturers are subject to regulatory requirements and certifications. Loss of such certification would affect our ability to deliver products.

We rely on independent distributors to assist in the sale and marketing of our products.

          We have contracted with independent medical device distributors and representatives that collectively have field salespeople who call on neurosurgery departments. We are in also in discussions with other potential medical device distributors and sales agents. There is no assurance that the contracted distributors or potential new distributors will be successful in promoting and selling our products.

We will need to raise substantial additional funds to reach viability and continue operations.

          We will require substantial additional funds in order to continue operations and generate enough revenue to reach positive cash flow. Sufficient funds on terms acceptable to us may not be available or may be available only on terms that are dilutive to investors. Our inability to obtain additional funds might prevent us from continuing operations.

We may not be successful in capturing desired market share if products are not compatible with navigational systems.

          We believe that using our products with existing navigation systems will be important in gaining market acceptance and making our pre-market evaluations. We have had discussions with some of the manufacturers about integrating our products with their navigation systems by making an adaptor to allow our products to work with their navigation systems. We can offer no assurances that we will be able to conclude a formal agreement of terms with these manufacturers.

Our development of new products may be more expensive than anticipated and that we may not have sufficient resources to realize our business plan.

          There is a possibility that the money and time required to develop new products may be excessive and more than what we anticipate. We may conclude that the expenses will make the launch uneconomical. Therefore there is a risk that we may not be able to complete the development of and sale of new products.

Sales may not produce profits.

          We may be forced to sell our products at a lower price than anticipated due to a variety of reasons, including without limitation selling prices of comparable products by our competitors and budget constraints of our customers. Further, we may sell fewer products than anticipated, and the costs associated with each unit, including costs of manufacturing and commissions, may be greater than anticipated. As a result, there is a risk that the sale of devices may fail to yield profitability.

Our products may not be accepted in the marketplace.

          Uncertainty still exists as to whether our products will be well accepted by the market. A number of factors may limit the market acceptance of our products, including the timing of regulatory approvals and market entry relative to competitive products, the availability of alternative products and the price of the our products relative to alternative products. There is a risk that surgeons will be encouraged to use multiple use devices, such as retractors, instead of our single use devices. Our device is designed to be used once and then discarded. Our competitors market multiple use devices such as retractors. The multiple use devices are not appreciably more expensive than our single use devices and therefore they are significantly less expensive on a per use basis. We are assuming that notwithstanding the difference in price that surgeons will elect to use our devices because of their perception that our devices will permit safer and less invasive surgery. However, hospitals, medical insurance providers, health maintenance organizations and others approving surgical costs may decide that the cost outweighs the benefit. In addition, surgeons may opt to use other devices.

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

          Similarly, in Canada , Health Canada could place a hold on imports from us and could revoke any licenses held for violations of its rules and regulations. Health Canada could issue a warning the first time around and we would be obligated to fix the problem and follow up with Health Canada.

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

          Our business exposes us to potential product liability risks, which are inherent in the manufacturing, marketing and sale of medical devices. While we will take precautions we deem to be appropriate to avoid product liability suits against us, there can be no assurance that we will be able to avoid significant product liability exposure. Product liability insurance for the medical products industry is generally expensive, to the extent it is available at all. While we have obtained such coverage, there can be no assurance that we will be able to continue such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against us may exceed any insurance coverage secured by us and could have a material adverse effect on our results or ability to continue marketing our products.

Because the healthcare industry is subject to changing policies and procedures, we may find it difficult to continue to compete in an uncertain environment.

          The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years government regulation of the healthcare industry has changed significantly in several countries. Healthcare industry participants may react to new policies by curtailing or deferring use of new treatments for disease, including treatments that would use our devices. This could substantially impair our ability to successfully marker our products, which would have a material adverse effect on our performance.

The market success of our product candidates will be dependent in part upon third-party reimbursement policies that are often subject to change.

          Our ability to successfully penetrate the market for our products may depend significantly on the availability of reimbursement to hospitals for neurosurgical procedures from third-party payers, such as governmental programs, private insurance and private health plans, there is no guarantee that this will not change in the future or that applicable levels of reimbursement to hospitals, if any, will be high enough to allow us to charge a reasonable profit margin. Our products are not specifically reimbursed by third party payors, they are part of the overall procedure cost. If levels of reimbursement are decreased in the future, the demand for our products could diminish or our ability to sell our products on a profitable basis could be adversely affected.

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

          We are authorized to issue 1,000,000,000 shares of common stock, $0.0001 par value per share, of which, as of March 24, 2010, 622,893,799 shares of common stock were issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

          Further, our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, $0.0001 par value per share. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which convert into large numbers of shares of common stock and consequently lead to further dilution of other shareholders.

We may need additional capital that could dilute the ownership interest of investors.

          We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management, may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

We rely on Mr. Kenneth T. Coviello, our Chief Executive Officer and Ms. Heather Vinas, our President, for the management of our business, and the loss of their services may significantly harm our business and prospects.

          We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Kenneth Coviello, our Chief Executive Officer and Ms. Heather Vinas, our President for the direction of our business. The loss of the services of either Mr. Coviello or Ms. Vinas, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Coviello or Ms. Vinas will continue to be available to us, or that we will be able to find a suitable replacement for either of them. We do not have key man insurance on Mr. Coviello or Ms. Vinas. If either or both of them were to die and we are unable to replace either or both of them for a prolonged period of time, we may be unable to carry out our long term business plan and our future prospect for growth, and our business, may be harmed.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

          Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our Chief Executive Officer, Mr. Kenneth Coviello and our President, Ms. Heather Vinas. If one or more of our senior executives or other key personnel is/are unable or unwilling to continue in his/her/their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and personnel is intense, the pool of qualified candidates in the medical device field is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

          We are constantly striving to improve our internal accounting controls. We do not have a full-time dedicated Chief Financial Officer. We hope to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

We have inadequate insurance coverage

          We have only Directors and Officers Liability Insurance and Product Liability insurance at present. We have exposure in the event of loss or damage to our properties. We are seeking quotations for property and other necessary insurances.

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

Risks Related to an Investment in Our Common Stock

Fountainhead Capital Management Limited effectively controls us through their position and stock ownership and their interests may differ from other stockholders

          As of March 24, 2010, Fountainhead Capital Management Limited beneficially owned, in the aggregate, approximately 85.3% of our common stock. As a result, they are holders of a majority of the outstanding shares and they may be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. Their interests may differ from other stockholders.

We do not intend to pay cash dividends in the foreseeable future

          We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

Our common stock is subject to the Penny Stock Regulations

          Our common stock and will likely be subject to the SEC’s “penny stock” rules to the extent that the price remains less than $5. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

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

          For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock may be illiquid and subject to price volatility unrelated to our operations

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

Our securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

          We have not registered our securities pursuant to Section 12 of the Securities Exchange Act, as amended, which means we are considered a “voluntary filer” under SEC regulations. We may register our securities pursuant to Section 12 of the Securities Exchange Act in the future although we currently do not have any plans to do so. In the meantime, we are, therefore, not currently obligated to file any periodic reports under the Securities Exchange Act, to follow the SEC’s proxy rules or to distribute an annual report, containing audited financial reports to our securities holders, although we may voluntarily file annual, quarterly and special reports, and other information with the SEC. If we are not required to deliver an annual report to security holders, we do not intend to voluntarily deliver annual reports to security holders containing audited financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company executed a lease agreement with Regus Management Group, LLC dated January 4, 2010, for administrative office space at its current location at 80 Orville Drive, Bohemia, New York. The lease term is nine months ending October 31, 2010. Payments under this lease include $3,050 per month, plus additional charges for common area, phone equipment, phone usage, secure inventory storage area, office services, and other consumables.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

          Beginning on July 20, 2009, our Common Stock was quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “VYCO”.

          The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board in July 2009. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low

July 20, 2009-September 30, 2009	$0.04	$0.02

October 1, 2009-December 31, 2009	$0.07	$0.01

          The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

          As of March 24, 2010 there were 622,893,799 shares of common stock outstanding and approximately 60 stockholders of record.

Transfer Agent and Registrar

          Our transfer agent is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209, (303) 282-4800.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us within the past three years which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration

Kenneth Olson	April 18, 2007	Common Stock	100,301	$25,000
Feldstein Management	August 14, 2007	Common Stock	12,197	$3,040
Dr. David Langer	August 14, 2007	Common Stock	24,072	Professional Services
Vinas & Company	August 14, 2007	Common Stock	16,048	Professional Services
David Salomon	August 15, 2007	Common Stock	150,000	$150,000
	February 13, 2008		1,211,111	Debenture Conv.
MAC Strategic Advisors	November 15, 2007	Common Stock	40,000	Professional Services
George Kivotidis	November 15, 2007	Common Stock	100,000	$50,000
	March 10, 2008	Common Stock	263,158	$50,000
Christopher A. Vinas	January 23, 2008 &	Common Stock	263,158	$50,000
	February 26, 2008
RES Holdings	February 26, 2008	Common Stock	23,683	Professional Services
	April 15, 2008	Common Stock	23,683	Professional Services
LFI Investments Ltd	February 20, 2008	Common Stock	78,947	$10,000
Jay Berkow	February 20, 2008	Common Stock	52,632	$10,000
Vivek Bhaman	February 20, 2008	Common Stock	26,316	$5,000
Robert Braumann	February 20, 2008	Common Stock	26,316	$5,000
John A. Brown Jr.	February 20, 2008	Common Stock	52,632	$10,000
Vincent P. Carroll	February 20, 2008	Common Stock	26,316	$5,000
Robert A. Frazier	February 20, 2008	Common Stock	26,316	$5,000
Martin Keating	February 20, 2008	Common Stock	26,316	$5,000
Vicor F. Keen	February 20, 2008	Common Stock	78,947	$15,000
Robert M. Richards	February 20, 2008	Common Stock	26,316	$5,000
Joseph Roberts	February 20, 2008	Common Stock	26,316	$5,000
Thomas Romano	February 20, 2008	Common Stock	26,316	$5,000
Edward F. Sager, Jr.	February 20, 2008	Common Stock	26,316	$5,000
Mark Staples	February 20, 2008	Common Stock	26,316	$5,000
Neil Strauss	February 20, 2008	Common Stock	52,632	$10,000
Terry Tyson	February 20, 2008	Common Stock	52,632	$10,000
Geoffrey C Walker	February 20, 2008	Common Stock	26,316	$5,000
James Ward	February 20, 2008	Common Stock	26,316	$5,000
Jay S. Weiss	February 20, 2008	Common Stock	52,632	$10,000
Concordia Financial Group	February 20, 2008	Common Stock	523,747	Professional Services
	April 15, 2008	Common Stock	523,747	Professional Services
Sichenzia Ross Friedman	February 20, 2008	Common Stock	523,747	Professional Services
Ference, LLP
Dr. Konstantin Slavin	September 1, 2008	Common Stock	26,000	Professional Services
Arthur Shaw	September 26, 2008	Common Stock	131,578	$25,000
Dr. Konstantin Slavin	October 21, 2008	Common Stock	21,875	Professional Services
William Roberts	November 20, 2008	Common Stock	657,895	125,000
The Armentarium	November 20, 2008	Common Stock	131,579	25,000
Troy Leight	November 30, 2008	Common Stock	52,632	10,000
Steve Girgenti	November 19, 2008	Common Stock	26,316	Professional Services
Derek Johannson	December 2, 2008	Common Stock	2,032,520	$250,000
Steve Girgenti	March 23, 2009	Common Stock	26,318	Professional services
Steve Girgenti	July 28, 2009	Common Stock	26,318	Professional services
Dr. Konstantin Slavin	July 28, 2009	Common Stock	39,145	Professional services
Fountainhead Capital	January 11, 2010	Common Stock	531,376,500	Debenture Exchange
Management Limited

Jodi Yeager	January 11, 2010	Common Stock	4,000,000	Debenture Conv.
Panamerica Capital Group, Inc.	January 11, 2010	Common Stock	8,787,600	Debenture Conv.
Hyperlink Media, LLC	January 11, 2010	Common Stock	9,187,600	Debenture Conv.
Karen Ginder	January 11, 2010	Common Stock	10,320,000	Debenture Conv.
Accessible Development Corp.	January 11, 2010	Common Stock	4,000,000	Debenture Conv.
Altitude Group, LLC	January 11, 2010	Common Stock	16,000,000	Debenture Conv.
Mario Zachariou	January 11, 2010	Common Stock	6,000,000	Debenture Conv.
Anthony Cantor	January 11, 2010	Common Stock	6,000,000	Debenture Conv.
SLJ Consulting Corp	January 12, 2010	Series B. Pref.	80,000	$80,000
Joseph Simone	January 12, 2010	Series B. Pref.	35,000	$35,000
Steven Girgenti	February 23, 2010	Common Stock	800,000	Professional services
Kenneth D. Watkins	March 11, 2010	Series B. Pref.	25,000	$25,000

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

          Dr. Konstantin Slavin entered into a consulting agreement with us on September 1, 2008. Pursuant to the agreement, Dr. Slavin agreed to provide us certain consulting services. In consideration of such consulting services, Dr. Slavin received a one-time retainer of $5,000, which the Company has paid by the issuance of 26,000 shares of the Company’s common stock to Dr. Slavin. On October 21, 2008, Dr. Slavin was issued an additional 21,875 common shares in lieu of $4,156.25 worth of professional services. On July 28, 2009, the Company issued an additional 39,145 common shares in lieu of the payment for additional professional services.

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

          In consideration for advisory services, we issued to Robert Guinta a warrant to purchase up to 160,480 shares of the Company’s common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years.

          Each of Kenneth Coviello and Heather Vinas entered into a stock option agreement with us dated February 15, 2008. Pursuant to the said stock option agreements, each of Kenneth Coviello and Heather Vinas was granted an option to purchase 500,000 shares of common stock of the Company at an exercise price of $.135 per share. The option shall vest 33 1/3% on each of the first, second and third anniversary of the grant and shall expire February 12, 2018.

          On December 14, 2006, we issued to Fountainhead Capital Partners Limited a Bridge Loan Debenture for the original principal amount of $172,500, which may be converted, at the option of Fountainhead Capital Partners Limited to 1,979,456 shares of our common stock. The Bridge Loan Debenture has a maturity date of February 15, 2009. On December 29, 2009, this note was satisfied in accordance with the recapitalization transaction with Fountainhead Capital Management Limited.

          On February 15, 2008, we entered into a transaction with Regent Private Capital, LLC, whereby Regent Private Capital, LLC agreed to invest $1,000,000 in the purchase of our Convertible Debentures—such investment to be made in two tranches of $500,000 each. On December 29, 2009, this note was satisfied by the issuance of a short term debenture to the Holder for the principal and accrued interest to date.

          In connection with the investment by Regent Private Capital, LLC, Fountainhead Capital Partners Limited agreed to make additional investments totaling $300,000 in two tranches of $150,000 each concurrent with the Regent investments. On December 29, 2009, this note was satisfied by the issuance of a short term debenture to the Holder for the principal and accrued interest to date.

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

          On December 14, 2006, we entered into an Option Agreement with Fountainhead Capital Partners Limited which granted to Fountainhead Capital Partners Limited an option to invest up to $1,850,000 within three years from December 14, 2006 in exchange for up to 5,652,954 shares of our common stock and warrants to convert to 3,017,409 shares of our common stock. This option has now expired.

          In consideration for services provided to the Board of Directors, the Company issued 26,318 shares of its common stock to Steven Girgenti on March 23, 2009 and July 28, 2009, (52,636 shares in aggregate).

          In accordance with an existing consulting agreement, in consideration for services provided, the Company issued 39,145 shares of its common stock to Dr. Konstantin Slavin on July 28, 2009.

          On January 11, 2010, the Company issued 531,376,500 shares of common stock to Fountainhead Capital Management Limited in accordance with the terms of a Debenture Exchange Agreement dated as of December 29, 2009 (see Exhibit 4.1 to the Company’s Form 8-K Current Report filed with the SEC on January 6, 2010.

          On January 11, 2010, the Company issued 4,000,000 shares of common stock to Jodi Yeager on the conversion of $50,000 face value of the Company’s convertible debenture.

          On January 11, 2010, the Company issued 8,787,600 shares of common stock to Panamerica Capital Group, Inc. on the conversion of $109,845 face value of the Company’s convertible debenture.

          On January 11, 2010, the Company issued 9,187,600 shares of common stock to Hyperlink Media, LLC on the conversion of $114,845 face value of the Company’s convertible debenture.

          On January 11, 2010, the Company issued 10,320,000 shares of common stock to Karen Ginder on the conversion of $129,000 face value of the Company’s convertible debenture.

          On January 11, 2010, the Company issued 4,000,000 shares of common stock to Accessible Development Corp. on the conversion of $50,000 face value of the Company’s convertible debenture.

          On January 11, 2010, the Company issued 16,000,000 shares of common stock to Altitude Group, LLC on the conversion of $200,000 face value of the Company’s convertible debenture.

          On January 11, 2010, the Company issued 6,000,000 shares of common stock to Mario Zachariou on the conversion of $75,000 face value of the Company’s convertible debenture.

          On January 11, 2010, the Company issued 6,000,000 shares of common stock to Anthony Cantor on the conversion of $75,000 face value of the Company’s convertible debenture.

          On January 12, 2010, SLJ Consulting Corp. purchased 80,000 shares of the Company’s series B Preferred Stock for $80,000 cash.

          On January 12, 2010, Joseph Simone purchased 35,000 shares of the Company’s series B Preferred Stock for $35,000 cash.

          On February 23, 2010, in consideration for services provided to the Board of Directors (valued at $10,000), the Company issued 800,000 shares of its common stock to Steven Girgenti.

          On March 11, 2010, Kenneth D. Watkins purchased 25,000 shares of the Company’s series B Preferred Stock for $25,000 cash.

          The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

See Item 7—Results of Operations, below.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

          The most critical estimates that impact the financial position and results of operation of the company, have to do with the methodologies and assumptions used in determining the fair value of various debt estimates. These include assumptions associated with warrants, options and stock issued in conjunction with such debt. Additionally, the Black-Scholes option pricing model and its related assumptions of volatility, risk free interest, stock price also significantly impacted share based compensation and the results of operations.

Going Concern

          We have incurred losses since our inception, including a net loss of $1,141,383 for the year ended December 31, 2009 and we expect to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. We have incurred negative cash flows from operations since inception. As of December 31, 2009, we had a stockholders’ deficiency of $1,111,941 and a cash and cash equivalents of $12,771. Since we have no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment. In these circumstances the Company believes it may not have enough cash to meet its various cash needs for the year ended 2010 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Research and Development

          The Company expenses all research and development costs as incurred. For the years ended December 31, 2009 and 2008, the amounts charged to research and development expenses were $4,761 and $33,686, respectively.

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

Fair Values of Financial Instruments

          At December 31, 2009 and 2008, fair values of cash and cash equivalents, accounts payable, convertible promissory notes, and options and warrants approximate their carrying amount due to the short period of time to maturity and various fair value model calculations.

Property and equipment

          The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and seven years.

Income taxes

          The Company accounts for income taxes in accordance with relevant FASB standards, using of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Patents

          The Company capitalizes legal and related costs associated with the establishment of patents for its products. Costs associated with the development of the patented item or process are charged to research and development costs as incurred. The costs associated with the establishment of the patents are amortized over the life of the patent.

          The Company reviews existing patents as well as those in the approval process for impairment on an annual basis using a present value, cash flow method pursuant to relevant FASB standards. Since the Company’s patents are either very new or still in the process of approval, the Company does not believe that any impairment of these amounts exists.

Revenue Recognition

          The Company records revenue at the time, pursuant to relevant FASB standards that a completed contract for the sale exists, title transfers to the buyer and the product is invoiced and shipped to the customer. The Company intends to sell a surgical access system which has already cleared the U.S. FDA 510(k) review process. It has been granted a 510(k) number to market to hospitals and other medical professionals. The Company does not expect the need to provide for product returns or warrantee costs but will review such potential costs after the commencement of sales.

Educational and marketing expenses

          The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will expense such costs as a component of selling, general and administrative costs as such costs are incurred.

Results of Operations

          The following table presents the dollar amount and percentage of changes from period to period of the line-items included in our Statements of Operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31,

	2009	2008	Increase/ (Decrease)	% Change

Revenue:
Sales	$199,046	$129,947	$69,099	53.17
Operating expenses:
Research and development	4,761	33,686	(28,925)	(85.87)
General and administrative	1,114,406	1,554,242	(439,836)	(28.30)
Operating loss	(942,603)	(1,471,070)	(528,467)	(35.92)
Other Expenses	198,780	910,225	(711,445)	(78.16)
Total Expenses	1,340,429	2,511,242	(1,170,813)	(46.62)

Net loss	$(1,141,383)	$(2,381,295)	$(1,239,912)	(52.07)

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Revenue:

          We recorded revenue from the sale of our products in the year ended December 31, 2009 of $199,046, compared to $129,947 in the year ended December 31, 2008. The growth in revenues is due to increased sales of the Company’s products.

Research and Development Expenses:

          Research and development expenses decreased by 85.87%, or $28,925 from $33,686 for the fiscal year ended December 31, 2008 to $4,761 for the fiscal year ended December 31, 2009. During 2009 the decrease was primarily attributed to lower engineering costs and less emphasis needed on product design.

General and Administrative Expenses:

          General and administrative expenses decreased by 28.30%, or $439,836 from $1,554,242 for the fiscal year ended December 31, 2008 to $1,114,406 for the fiscal year ended December 31, 2009. The decrease was attributable to decreased costs relating to raising capital and decreased salaries and other office expense.

Other Income (Expense):

          We recorded interest expense of $249,762 and $916,704 for years ended December 31, 2009 and 2008, respectively. The decrease is due to the conversion of certain convertible debt agreements and certain non-recurring expense incurred in connection with debt issuance in 2008. For the years ended December 31, 2009 and 2008, interest expense was offset with interest income of $257 and $6,479 respectively.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended December 31, 2009 and December 31, 2008:

	Year Ended December 31,

	2009	2008	Increase/ (Decrease)	% Change

Cash	$12,771	$196,138	$(183,367)	(93.49)
Accounts payable and accrued expenses	401,848	477,667	(75,819)	(15.87)
Total Current Liabilities	1,512,901	1,554,864	(41,963)	(2.70)
Cash provided by financing activities	422,552	1,608,035	(1,185,483)	(73.72)

For the fiscal year ended December 31, 2009, the Company used $543,786 cash in its operating activities; used $62,133 cash in investing activities and had $422,552 cash provided by financing activities, which resulted in a net use of $183,367 cash in the fiscal year ended December 31, 2009. As of December 31, 2009, the Company had a stockholders’ deficiency of $1,111,941 and cash and cash equivalents balance of $12,771. The Company is reliant on future funding in accordance with a recapitalization agreement it signed with Fountainhead Capital Management Limited. This agreement calls for the advancement to the Company of monthly operating proceeds through August 2010 subject to the Company meeting certain financial benchmarks. The Company believes it would not have enough cash to meet its various cash needs without this funding, and could not meet its obligations beyond August 2010 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities. There is no guarantee that any offering will be completed, and if completed, the specific terms and conditions. We do not have immediate plans to have a public offering of our common stock and there is no guarantee that any such offering would be successful or be completed on terms which are beneficial to the Company.

Off-Balance Sheet Arrangements

As of the end of fiscal 2009, we had no off-balance sheet arrangements.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial information required by Item 8 begins on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vycor Medical, Inc.

We have audited the accompanying balance sheets of Vycor Medical, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. Vycor Medical, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations, among other factors, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The 2009 and 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vycor Medical, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each the years then ended in conformity with accounting principles generally accepted in the United States of America.

//Paritz & Company, P.A.

Hackensack, New Jersey

March 22, 2010

APPENDIX 9B

VYCOR MEDICAL, INC.
Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS
Current Assets
Cash	$12,771	$196,138
Accounts receivable	29,748	89,765
Inventory	41,967	71,527
Prepaid expenses	22,369	7,040

	106,855	364,470

Fixed assets, net	191,009	213,958

Other assets:
Patents, net of accumulated amortization	93,704	42,507
Website, net of accumulated amortization	7,042	10,152
Security deposits	2,350	2,350

	103,096	55,009

TOTAL ASSETS	$400,960	$633,437

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$336,942	$313,611
Accrued interest	2,904	88,588
Accrued liabilities	62,002	75,468
Notes payable	1,111,053	—
Current portion of long-term debt	—	1,077,197

TOTAL LIABILITIES	1,512,901	1,554,864

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 557,798,599 and 25,463,455 shares issued and outstanding at December 31, 2009 and 2008, respectively	55,780	25,463
Additional Paid-in Capital	3,708,967	2,788,415
Accumulated Defici	(4,876,688)	(3,735,305)

	(1.111,941)	(921,427)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400,960	$633,437

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Operations

	For the year ended December 31,

	2009	2008

Revenue	$199,046	$129,947

Cost of Goods Sold	22,482	13,089

Gross Profit	176,564	116,858

Operating expenses:
Research and development	4,761	33,686
General and administrative	1,114,406	1,554,242

Total Operating expenses	1,119,167	1,587,928

Operating loss	(942,603)	(1,471,070)

Other income (expense):
Interest income	257	6,479
Interest expense	(249,762)	(916,704)
Forgiveness of previously accrued salaries	50,725	—

Total Other income (expense):	(198,780)	(910,225)

Net Loss	$(1,141,383)	$(2,381,295)

Loss Per Share
Basic and diluted	$(0.04)	$(0.11)

Weighted Average Number of Shares Outstanding	29,183,482	21,977,954

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows

	For the twelve months ended December 31,

	2009	2008

Cash flows from operating activities:
Net loss	$(1,141,383)	$(2,381,295)

Adjustments to reconcile net loss to cash
used in operating activities:
Amortization of intangible assets	14,046	11,763
Depreciation of fixed assets	22,949	6,407
Amortization of debt discount expense	146,405	671,629
Share based compensation	391,706	25,789
Shares issued for consulting services	17,437	321,629
Interest satisifed with stock conversion	6,625	173,111

Changes in assets and liabilities:
Accounts receivable	60,017	(87,200)
Inventory	29,560	(71,527)
Prepaid expenses	(15,329)	(7,040)
Security deposit	—	(2,350)
Accounts payable	23,331	28,396
Accrued interest	(85,684)	63,862
Accrued liabilities	(13,466)	75,204

Cash used in operating activities	(543,786)	(1,171,622)

Cash flows used in investing activities:
Purchase of fixed assets	—	(220,365)
Acquisition of website	—	(29,149)
Acquisition of patents	(62,133)	(6,500)

Cash used in investing activities	(62,133)	(256,014)

Cash flows from financing activities:
Proceeds from sale of equity (see Note 5)	300,000	425,035
Payment on Notes Payable-GC Advisors	—	(17,000)
Proceeds from short term Notes Payable	274,000	—
Repayment of short term Notes Payable	(204,000)	—
Proceeds from Fountainhead Convertible Note Payable (see Note 5)	371,362	300,000
Repayment of existing Fountainhead Notes Payable	(472,500)	—
Proceeds from Regent Convertible Note Payable (see Note 5)	803,690	1,000,000
Repayment of existing Regent Notes Payable	(650,000)	—
Payment on Optimum Health Services Loan Payable	—	(100,000)

Cash provided by financing activities	422,552	1,608,035

Net increase (decrease) in cash	(183,367)	180,399

Cash at beginning of period	196,138	15,739

Cash at end of period	$12,771	$196,138

Supplemental Disclosures of Cash Flow information:
Interest paid:	$—	$7,638

Taxes paid	$—	$375

Non-Cash Tranactions:
Warrants, options and common stock issued for debt financing	$400,000	$—

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Stockholders’ Deficiency

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2008	18,289,999	$18,290	$741,893	$(1,354,010)	$(593,827)
Purchases of equity during period ended December 31, 2008	2,237,027	$2,237	$422,798		$425,035
Common stock issued in conjunction with Salomon note payable	1,111,111	1,111	148,889		150,000
Inducement to convert debt	100,000	100	173,011		173,111
Issuance of stock for consulting fees	1,692,798	1,693	319,936		321,629
Share-based compensation for consulting services			25,789		25,789
Beneficial conversion feature on Fountainhead and Regent debt			708,131		708,131
Issuance for conversion of debt - Johannsen	2,032,520	2,032	247,968		250,000

Net loss for year ended December 31, 2008				$(2,381,295)	(2,381,295)

Balance at December 31, 2008	25,463,455	$25,463	$2,788,415	$(3,735,305)	$(921,427)

Common stock issued in conjunction with Altcar Investments note payable	866,867	$867	$105,758		$106,625
Issuance of stock for consulting fees	91,777	92	17,345		17,437
Share-based compensation for consulting services			8,911		8,911
Share-based compensation - employee options vesting			57,840		57,840
Share-based compensation - Coviello and Vinas, in accordance with FHC recapitalization transaction (see Note 5)			324,954		324,954
Beneficial conversion feature on Fountainhead debt			135,102		135,102
Retroactive change to par value (see Note 6)		(23,780)	23,780		—
Retroactive reflection of conversion of Series A Preferred Shares in accordance with FHC recapitalization transaction (see Note 5)	531,376,500	53,138	246,862		300,000
Net loss for twelve months ended December 31, 2009				$(1,141,383)	(1,141,383)

Balance at December 31, 2009	557,798,599	$55,780	$3,708,967	$(4,876,688)	$(1,111,941)

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

2. ACCOUNTING POLICIES

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2009 and 2008, the amounts charged to research and development expenses were $4,761 and $33,686, respectively.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At December 31, 2009 and 2008, fair values of cash, accounts receivable, accounts payable, and accrued expenses short term promissory notes, approximate their carrying amount due to the short period of time to maturity. The fair value of the Company’s long term debt is based on the present value using a discount rate comparable with borrowing rates available to the Company along with various fair value model calculations used to value certain debt related securities.

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and ten years.

Income taxes

Based upon relevant FASB standard, deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The Company has provided a full valuation allowance against the gross deferred tax asset as of December 31, 2009 as it is more likely that this deferred tax asset will not be realized.

Uses of estimates in the preparation of financial statements

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical estimates include amortization of intangible assets, and the fair values of options and warrant included in the determination of debt discounts and share based compensation.

Patents

The Company capitalizes legal and related costs associated with the establishment of patents for its products. Costs associated with the development of the patented item or processes are charged to research and development costs as incurred. The costs associated with the establishment of the patents are amortized over the life of the patent.

The Company reviews existing patents as well as those in the approval process for impairment on an annual basis using a present value, cash flow method based upon relevant FASB standard. Since the Company’s patents are either very new or still in the process of approval, the Company does not believe that any impairment of these amounts exists.

Revenue Recognition

The Company records revenue, based upon relevant FASB standard, when a completed contract for the sale exists, title transfers to the buyer and the product is invoiced and shipped to the customer. The Company sells a surgical access system which has already cleared the U.S. FDA 510(k) review process. It has been granted a 510(k) number for marketing the system to hospitals and other medical professionals. The Company does not expect the need to provide for product returns or warranty costs but will review such potential costs after the commencement of sales on an annual basis.

Educational and marketing expenses

The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will expense such costs as a component of selling, general and administrative costs as such costs are incurred.

Website Costs

The Company capitalizes the costs associated with the acquisition of hardware and development tools as well as the creation of database tools in connection with the Company’s website pursuant to the relevant FASB standard. Other costs including the development of functionality and identification of software tools are expensed as incurred.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation based upon the relevant FASB standards, under which compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Stock-based compensation determined under relevant FASB standards are recognized over the option vesting period.

Prior to the adoption of a stock option plan adopted on February 13, 2008, the Company only issued share based compensation to consultants for goods or services. The Company accounted for these transactions based upon the relevant FASB standards. Under these standards, options, warrants, and stock are recorded at their fair value on the measurement date. The Company remeasured the fair value of such instruments granted at each reporting period until performance under the consulting arrangements were completed and the measurement date was reached. The Company records the expense of such services on the estimate fair value of the equity instrument using the Black-Sholes pricing model. The initial expense is recognized over the term of the service agreement.

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

For future awards to employees, the Company will adopt the relevant FASB standard which requires the recognition of compensation expense for future stock-based compensation awards to employees. Using a fair-value-based method, for costs related to all share-based payments including stock options. These standards require companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. All option grants valued after January 1, 2006 will be expensed on a straight-line basis over the vesting period.

Fair Values of Assets and Liabilities

Effective January 1, 2008, the relevant FASB standards define the fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. These standards require that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. These standards also establishe a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

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

The Company’s convertible debentures are the only items that are subject to these standards as of December 31, 2009 as follows:

Unobservable inputs (level 3)	$1,111,053

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31, 2009	December 31, 2008

Stock options outstanding	1,050,000	1,707,894

Warrants to purchase common stock	38,510,584	6,460,920

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the FASB ASC 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

Effective January 1, 2009, the Company adopted FASB ASC 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 changes the previous treatment of acquisition related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and pre-acquisition contingencies associated with acquired assets and liabilities. Under ASC 805, acquisition costs associated with business combinations will be expensed as incurred, whereas, prior to the adoption of ASC 805, similar costs associated with a successful acquisition were capitalized. ASC 805 applies to business combinations for which the acquisition date is on or after the adoption date, thus the adoption of ASC 805 will have no effect on

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

prior acquisitions. The effect of the adoption of ASC 805 will depend upon the nature of any future business combinations.

In April 2009, the FASB issued updated guidance relating to intangible asset valuation, which is included in the Codification in ASC 350-30-55, General Intangibles Other Than Goodwill – Implementation (“ASC 350-30-55”). ASC 350-30-55 amends ASC 350-30, Intangibles – Goodwill and Other, to identify the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30-55 is effective for fiscal years beginning after December 31, 2008. The Company adopted the amendment to ASC 350-30 effective January 1, 2009, and such amendment did not have a material effect on the Company’s results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10, Presentation – Interim Reporting – Overall, to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (“ASC 320-10-65). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The adoption ASC 320-10-65 did not have a material impact on the Company’s results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amended the guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. Adoption of ASC 855-10, as amended, did not have a material impact on the Company’s results of operations, financial position or liquidity.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations, financial position or liquidity.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

Going Concern

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,141,383 for the year ended December 31, 2009, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of December 31, 2009, the Company had a stockholders’ deficiency of $1,111,941 and cash and cash equivalents of $12,771. The Company is reliant on future funding in accordance with a recapitalization agreement it signed with Fountainhead Capital Management, Ltd. This agreement calls for the advancement to the Company of monthly operating proceeds through August 2010 subject to the Company meeting certain financial benchmarks. The Company believes it would not have enough cash to meet its various cash needs without this funding, and could not meet its obligations beyond August 2010 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3. NOTES PAYABLE

As of December 31, 2009 and December 31, 2008, Notes Payable consists of:

December 31, 2009	December 31, 2008

On December 29, 2009, in conjunction with a debt restructuring (see Note 5) the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $21,427, which is being amortized over the life of the loan. The note reflects an unamortized discount of $21,252 as of $21,252 as of December 31, 2009.

48,748	—

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

On December 29, 2009, in conjunction with a debt restructuring (see Note 5), the Company issued a convertible debenture in the amount of $371,362 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $113,675, which is being amortized over the life of the loan. The note reflects an unamortized discount of $112,747 as of December 31, 2009.

258,615	—

On December 29, 2009, the Company issued a convertible debenture in the amount of $350,000 payable Regent Private Capital, LLC (“Regent”). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to three parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.

350,000	—

On December 29, 2009, the Company issued a convertible debenture in the amount of $453,690 payable Regent Private Capital, LLC (“Regent”). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.

453,690	—

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

Total Notes Payable:	$1,111,053	$—

As of December 31, 2009, the Company's entire long-term debt is secured by a first security interest in all of the assets of the Company.

4. LONG-TERM DEBT

As of December 31, 2009 and December 31, 2008, long-term debt consists of:

December 31, 2009	December 31, 2008

On December 15, 2006 the Company issued a convertible debenture in the amount of $172,500 payable to Fountainhead Capital Partners Limited (FCPL), with interest at the “Applicable Federal Rate” as defined in sec. 1274 (d) of the Internal Revenue Code, initially due June 21, 2007. The Debenture may be transferred or exchanged only in compliance with the Security Act of 1933, as amended and applicable state securities laws. The Holder is entitled at its option to convert debenture into a number of shares of common stock calculated to be equal to be ten percent of the issued and outstanding aggregate shares of the Company on the date of issuance of the Debenture. The following discloses the calculation the conversion price and the1,979,456 conversion shares:

Number of membership units outstanding at 12/21/2006	1,110.11	Units

The note was for 10% of Units post-money (1,110.11/90%):	1233.46	Units

FCPL is entitled to 10% of the units equal to	123.346	Units

Each unit converted into 16,048 shares	1,979,456	Shares

The Company has computed a beneficial conversion feature of $111,099 which resulted in a debt discount of such amount which is being amortized over the life of the loan to interest expense. The Company had used $0.19 per share in the computation of the beneficial conversion feature as it represents sales of private placements of the Company’s securities at the time of entering into the debenture. The Holder has the sole option to extend the due date of this debenture and

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

has extended principal and interest payments until February 15, 2009. On April 1, 2009, FCPL agreed to extend the maturity date of the debenture to August 15, 2009. In consideration for the extension, the Company agreed to modify the effective conversion price from $0.08715 to $0.07545 per share, and other additional anti-dilution provisions in favor of FCPL. In conjunction with the convertible debenture the Company issued a warrant to Fountainhead Capital Partners Limited to purchase 50.22 Membership Units of the Company (805,931 shares of common stock) at $.50 per share for five years. The warrant’s fair value of $0.13 per share was calculated using the Black- Scholes Valuation Model, using the following assumptions: volatility of 99%, dividend rate of 0%, approximate risk free interest rate of 4.5% and a five year warrant life. The warrant resulted in an additional debt discount of $61,401 which is being amortized over the term of the debt. In conjunction with this debt the Company also entered into an agreement with Fountain Capital Partners Limited (FCPL) which granted to FCPL an option to invest up to $1,850,000 for three years in exchange for issuing new convertible debentures due two years from the issuance of these new notes and included with the exercise of this option would be a warrant to purchase up to 3,017,409 shares at a price of $0.44 per share. The debenture is convertible into up to 5,652,954 shares of common stock. No value was assigned to the options as there was no acquired beneficial conversion feature or acquisition of the warrants. The note reflects an unamortized discount $3,450 as of December 31, 2008. On December 29, 2009, this note was satisfied in accordance with the recapitalization transaction with Fountainhead Capital Management, Ltd., (see Note 5).

—	169,050

On February 15, 2008 the Company entered into a $150,000 Convertible Debenture payable to Fountainhead Capital Partners Limited, with interest at 6% per annum, due but not paid, on or before February 15, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $81,707, which is being amortized over the life of the loan. The note reflects an unamortized discount $10,213 as of December 31, 2008. On December 29, 2009, this note was satisfied in accordance with the recapitalization transaction with Fountainhead Capital Management, Ltd., (see Note 5).

—	139,787

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

On February 15, 2008 the Company entered into a $500,000 Convertible Debenture, payable to Regent Private Capital, LLC, with interest at 6% per annum, due but not paid, on or before February 15, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the Conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $272,358, which is being amortized over the life of the loan. Subsequently, Regent assigned the principal amount of each note to Altcar Investments and Derek Johansen. On December 15, 2008, Johansen converted $250,000 of the debenture into 2,032,520 shares of common stock. This resulted in the recognition of unamortized beneficial conversion feature debt discount attributable to the debenture of $17,023. Further, on March 23, 2009, Altcar Investments converted $100,000 of the debenture plus accrued interest into 866,867 shares of common stock. The unamortized discount on the debt as of December 31, 2008 is $17,023. On December 29, 2009, this note was satisfied by the issuance of a short term debenture to the Holder for the principal and accrued interest to date (see Note 3).

—	232,977

On April 15, 2008 the Company entered into a $150,000 Convertible Debenture payable to Fountainhead Capital Partners Limited, with interest at 6% per annum, due but not paid, on or before April 15, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $81,707 which is being amortized over the life of the loan. The unamortized discount as of December 31, 2008 is $23,831. On December 29, 2009, this note was satisfied in accordance with the recapitalization transaction with Fountainhead Capital Management, Ltd., (see Note 5).

—	126,169

On April 22, 2008 the Company entered into a $500,000 Convertible Debenture, payable to Regent Private Capital, LLC, with interest at 6% per annum, due on or before April 22, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the Conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $272,358, which is being amortized over the life of the loan. The unamortized discount as of December 31, 2008 is $90,786. On December 29, 2009, this note was satisfied by the issuance of a short term debenture to the Holder for the principal and accrued interest to date (see Note 3).

—	409,214

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

All discounts are being amortized on a straight line basis that approximates effective yield method based upon the relevant FASB standard.

Total long-term debt:	—	1,077,197

Less current portion of debt	—	1,077,197

Long-term portion of debt	$—	$—

The following is a schedule of future minimum loan payments:

Twelve months ending December 31,	Amount

2011	$—
2012	—
2013	—
2014	—
2015	—
Thereafter	—

Total	$—
Less debt discount	—

$—

Through December 29, 2009, the Company's entire long-term debt is secured by a first security interest in all of the assets of the Company.

5. EQUITY

Certain Equity Transactions

As prescribed in a previous agreement, in consideration for services provided to the Board of Directors, the Company issued 26,318 shares of its common stock to Steven Girgenti on March 23, 2009 and July 28, 2009, (52,636 shares in aggregate).

In accordance with an existing consulting agreement, in consideration for services provided, the Company issued 39,145 shares of its common stock to Dr. Konstantin Slavin on July 28, 2009.

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

Restructuring and recapitalization agreement with Fountainhead Capital Management Limited

Effective as of December 29, 2009, the Company entered into a restructuring and recapitalization (the “Recapitalization”) of certain outstanding loans by Fountainhead Capital Management Limited (“FHCM”), together with a funding commitment from FHCM, restructuring of Management’s compensation and matters related thereto. Separately, Regent Private Capital, LLC. (“Regent”) amended certain of its agreements with the Company and provided certain waivers in order to facilitate the Recapitalization.

Debt Restructuring (“Recapitalization”):

As of December 29, 2009, the Company and FHCM agreed to the Recapitalization which resulted in the following:

1)

At the Closing, FHCM converted FHCM Debentures with an aggregate value (including accrued interest) of $300,000 into a number of shares of a newly designated series of Vycor Preferred Stock—Series A Convertible Preferred Stock (“New Preferred Shares”) which are convertible into the equivalent of 85% of the total proforma, fully-diluted share capital of Vycor at the Closing.

2)

The remaining FHCM Debentures were replaced with debentures that have virtually the same terms as the New RPC Debentures (see item 1 below) although without automatic conversion and retaining limited anti-dilution rights.

Separately, as of December 29, 2009, the Company and Regent agreed to the following:

1)

The Regent Debentures, together with accrued interest thereon, with the exception of the Regent November 2009 Advance of $32,000, were consolidated and replaced by two new convertible debentures in the face amounts of $350,000 and $453,690 (aggregating $803,690), respectively (the “New RPC Debentures”). Among other matters, the New RPC Debentures have a maturity date of August 31, 2010, the conversion price was modified to $0.0125 per share and the anti-dilution provisions eliminated. The New RPC Debentures are convertible at any time at the sole option of the holder and automatically convert at such time as Vycor has sufficient authorized but unissued shares of its Common Stock to permit such conversion and the Series A Preferred Shares have converted to common shares. The New RPC Debentures are senior obligations of Vycor, which rank pari passu with the remaining outstanding portion of FHCM Debentures and a portion of the new funds to be advanced to Vycor by FHCM (or procured by FHCM) pursuant to the terms of the Recapitalization (see FHCM Funding Commitment, below) and senior to all other Vycor obligations. The existing security agreement was amended to preserve the first priority security interest of the Holders in Vycor’s assets.

2)	At the closing of the Recapitalization, Vycor repaid the Regent November Advance of $32,000.

3)	The minority approval rights held by Regent pursuant to Schedule 6.2 of the Convertible Debenture Purchase Agreement between Regent and Vycor dated as of February 15, 2008 were rescinded.

FHCM Funding Commitment:

1)

On specified terms and conditions, FHCM agreed to fund or procure funding for Vycor’s ongoing operating expenses for a period commencing on the Closing Date through August 31, 2010 (“FHCM New Funding”). The amount of funding to be provided at closing (the “Closing Funding”) included but was not limited to funds to repay the $32,000 Regent November Advance. It was agreed that such funding shall be made on a monthly basis and each advance shall be subject to FHCM’s confirmation that Vycor’s operations for the period commencing the Closing Date through the end of the immediately prior month meet certain financial benchmarks. FHCM has also advised the Company that they will reconsider their funding commitment in the event of a material adverse

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

change affecting the Company’s operations, such as, but not limited to, an impairment of the Company’s intellectual property rights.

2)

Funds advanced as a part of the FHCM New Funding are each evidenced or to be evidenced by a Debenture which has a maturity date which is co-terminus with FHCM Debentures and New RPC Debentures and bear interest at a rate of six percent (6%) per annum, payable at maturity. Funds advanced as a part of the FHCM New Funding shall be priority obligations of Vycor.

3)

Vycor and FHCM entered into a Shareholder’s Agreement (“Shareholder’s Agreement”) which provided FHCM with certain rights and rights approval with respect to various aspects of Vycor’s operation and governance.

4)

The parties acknowledge that Vycor may enter into a Consulting Agreement with FHCM at some time after the Closing whereby Vycor will compensate FHCM for certain services provided to the Company (see Note 10).

Restructuring of Agreements with Vycor Management:

1)	Effective the Closing Date, Vycor entered into new employment agreements with Kenneth T. Coviello and Heather Vinas, respectively the Chief Executive Officer and President of the Company.

2)

At the Closing of the Recapitalization, Kenneth T. Coviello and Heather Vinas were granted new Warrants (“New Management Warrants”) to purchase an aggregate of 161,262,706 Common Shares of Vycor at an exercise price of $0.00717 per share. It is assumed that the New Management Warrants (which vest over a period of approximately two (2) years), when fully vested, will result in such Management ownership of approximately twenty-two percent (22%) of the Common Shares of the company on a fully diluted basis under the pro-forma capital structure based on the Recapitalization (see Note 10).

3)	Certain management accrued salaries were converted into a contingent retention bonus payable on the satisfaction of certain conditions.

4)

Management agreed that for the 12 months following Closing of the Recapitalization, all shares of Vycor Common Stock held by Management are subject to a lock-up agreement which was entered into at Closing of the Recapitalization.

6. AMENDMENTS TO ARTICLES OF INCORPORATION OR BY-LAWS

1)

On December 1, 2009, the Board of Directors of the Company unanimously adopted a resolution to seek stockholder approval to (a) an amendment of the Company's Certificate of Incorporation to increase the Company's authorized capital to 1,010,000,000 shares comprising 1,000,000,000 shares of Common Stock par value $.0001 per share and 10,000,000 shares of Preferred Stock par value $0.0001 per share and (b) a decrease in the par value of the Company’s Common Stock and Preferred Stock from $.001 per share to $.0001 per share. Thereafter, on December 7, 2009, pursuant to the By-Laws of the Company and applicable Delaware law, this resolution was ratified.

An Information Statement was mailed to the Company’s stockholders on or about December 21, 2009 and the action will became effective on January 11, 2010, 20 days after this Information Statement was first mailed to stockholders and upon the filing of a Certificate of Amendment with the Delaware Secretary of State.

2)	On December 17, 2009, the Company’s board of directors approved resolutions authorizing two new series of the Company’s Preferred Stock par value $.0001:

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

a.

Series A Convertible Preferred Stock. The Company’s board of directors authorized the filing of a Certificate of Designation with respect to 1,000,000 shares of Series A Convertible Preferred Stock. A copy of such Certificate of Designation is attached to this Report as an Exhibit and incorporated herein in its entirety by this reference.

b.

Series B Convertible Preferred Stock. The Company’s board of directors authorized the filing of a Certificate of Designation with respect to 1,000,000 shares of Series B Convertible Preferred Stock. A copy of such Certificate of Designation is attached to this Report as an Exhibit and incorporated herein in its entirety by this reference.

7. SHARE-BASED COMPENSATION

Under relevant FASB standard, options are recorded at their fair value on the measurement date. The Company remeasured the fair value of the options or warrants granted at each reporting period until performance under the consulting agreement was completed and the measurement date was reached. The Company expensed the fair value of the instrument granted over the requisite service period which was the term of the consulting agreement, or one year.

For employee based awards which consist only of awards made under the “Stock Option Plan” described below, the company follows relevant FASB standards which require companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis. There were no employee stock options granted for the year ended December 31, 2009.

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

Initial grants totaling 500,000 shares each were issued on February 13, 2008 to Kenneth T. Coviello, Chief Executive Officer and Heather N. Vinas, President at an exercise price of $.135 per share. The options vest 33 1/3 % on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Accordingly, for the nine months ended September 30, 2009, the Company recognized share-based compensation amounts of $28,920 and $28,920, for each of the respective grants.

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

The maximum number of shares of stock which maybe delivered under the plan shall automatically increase by a number sufficient to cause the number of shares covered by the plan to equal 10% of the total number of shares of stock then outstanding on a fully diluted basis.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan. As of December 31, 2009 there were no awards of any stock appreciation rights.

Consulting Agreements

The Company entered into no new consulting agreements during the year ended December 31, 2009.

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted average exercise price per share

Balance, January 1, 2006
Granted	4,144,300	$0.43
Exercised
Cancelled or expired

Outstanding at December 31, 2006	4,144,300	0.43

Granted	1,143,408	0.32
Exercised
Cancelled or expired

Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised
Cancelled or expired	(192,576)	0.24

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

Outstanding at December 31, 2008	6,460,920	$0.39

Granted	32,900,132	0.01
Exercised
Cancelled or expired	(850,468)	0.26

Outstanding at December 31, 2009	38,510,581	$0.03

STOCK OPTIONS:

	Number of shares	Weighted average exercise price per share

Balance, January 1, 2006
Granted	—	$—
Exercised
Cancelled or expired

Outstanding at December 31, 2006	—	—

Granted
Exercised
Cancelled or expired

Outstanding at December 31, 2007	—	—

Granted	1,050,000	0.14
Exercised
Cancelled or expired

Outstanding at December 31, 2008	1,050,000	$0.14

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

Granted
Exercised

Cancelled or expired

Outstanding at December 31, 2009	1,050,000	$0.14

In consideration for providing consulting services, the Company granted to GC Advisors LLC three warrants, each to purchase of 192,576 shares of the Company's common stock for a purchase price of $.24, .389, and .549 per share, respectively. The warrants expire on January 9, 2008, 2009, and 2010, respectively and were fair valued under the Black-Scholes Model.

In consideration for being the Company's strategic business advisor, in 2007 the Company issued a warrant to Martin Magida to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the agreement. For the year ended December 31, 2009, $4,456 was recognized as share-based compensation in connection with this agreement.

In consideration for providing advisory services in 2007, the Company issued a warrant to Robert Guinta to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the agreement. For the year ended December 31, 2009, $4,456 was recognized as share-based compensation in connection with this agreement.

As of December 31, 2009, there was approximately $141,000 of total unrecognized compensation costs related to non-vested stock options awards, which are expected to be recognized over a weighted average period of approximately 1.25 years.

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

Stock-based compensation expense charged to operations on options and warrants granted to the above non-employees for the year ended December 31, 2009 is $8,911.

          Expected Life. The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment.

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

          Forfeitures. The relevant FASB standards require the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data, however limited to date, to estimate pre-vesting options forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average remaining contractual life of outstanding warrants and options is 1.25 and 1.25 years, respectively. All of the warrants outstanding are currently exercisable.

8. INCOME TAXES

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

	December 31, 2009	December 31, 2008

Gross deferred tax assets	1,032,500	647,500
Valuation allowance	(1,032,500)	(647,500)

Net deferred tax asset	—	—

As of December 31, 2009 and 2008, the Company has U.S. federal net operating loss carryforwards of approximately $2,950,000 and $1,850,000, respectively. The federal net operating loss carryforwards expire in the tax years 2027 through 2029.

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of December 31, 2008 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2006 forward. There are no tax examinations currently in progress.

9. COMMITMENTS AND CONTINGENCIES

Lease

As of December 31, 2009, the Company was leasing its office space on a month to month basis. Rental expense for the year ended December 31, 2009 and 2008 were $20,351 and $28,076, respectively.

10. SUBSEQUENT EVENTS

Debenture Conversion

As depicted in Note 4, on December 29, 2009, the Amended RPC Debentures were transferred from Regent to eight parties. In accordance with their terms, on January 11, 2010 the debentures were automatically converted to common shares at the rate of $0.0125 per share, causing the issuance to the parties of 64,295,200 shares of Common Stock in aggregate.

FCML Operating Funds Advances

In accordance with the Recapitalization agreement (see Note 5), FCML has advanced the Company operating funds on various dates. Currently, the Company has received $228,500 in funds during fiscal year 2010, and has issued convertible debentures in like amounts. These debentures bear an interest rate of 6% per annum, are due August 31, 2010, and $154,000 of which are convertible into shares of the Company’s Common Stock at the rate of $0.0125 per share at the Holder’s option.

Authorized Shares and Par Value Change

On January 11, 2010, a Certificate of Amendment was filed with the Delaware Secretary of State, effecting the change in the Company’s authorized capital from 110,000,000 shares to 1,010,000,000 shares and par value of said shares from $0.001 per share to $0.0001 per share (see Note 6).

FCML Consulting Agreement

On February 10, 2010, the Company entered into a Consulting Agreement with Fountainhead Capital Management Limited (“FCML”) pursuant to which FCML will provide a number of services to the Company. These services include, but are not limited to, certain strategic advisory services, certain financial services, identifying and evaluating potential investors and or potential merger and acquisition candidates for the Company, and other advisory services.

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

The term of the Consulting Agreement is two years. In consideration for the above, FCML will be paid a monthly retainer of $8,500, which shall be accrued and paid (at the option of FCML) in cash (following Vycor completing an additional funding of at least $1.5 million) or in Company stock valued at $0.0125 per share. In addition, upon execution of the Consulting Agreement, the Company shall issue to FCML warrants to purchase 39,063,670 shares of the Company’s Common Stock, at a price of $0.0125 per share and is obligated to issue to FCML warrants to purchase an additional 39,063,670 shares of the Company’s Common Stock, at a price of $0.0125 per share should new funding totaling $3 million in aggregate in Common Stock of Vycor or in securities convertible into Common Stock of Vycor at a price of no less than $0.0125 per share of Common Stock be closed during the term of the Consulting Agreement. All warrants are exercisable over a five-year term. Vycor has the right to terminate this agreement one year commencing with the date of this Agreement if the funding (as defined above) has not occurred by that date.

Amendment to Management Employment Agreements, Warrant Agreements

On February 10, 2010, Kenneth T. Coviello, Chief Executive Officer and Heather N. Vinas, President and Chairwoman executed amendments to their existing employment agreements. Each agreed to a modification of monthly compensation from $8,500 to $12,500, and further agreed to forego a provision for potential cash bonus in excess of base compensation. All other terms and conditions of the existing agreements remain in full force. Concurrent with this amendment, Coviello and Vinas each executed amendments to their existing warrants to purchase common stock. These amendments reduce the total number of shares subject to purchase from 80,631,353 to 48,540,708 for each officer. All other terms and conditions of these agreements remain in full force.

Series B Preferred Stock Sales

In accordance with the Certificate of Designation as noted above (see Note 6), the Company has sold 140,000 shares of Series B Preferred Stock during the current fiscal year for an aggregate amount of $140,000. These shares yield dividends of 8% per annum, payable in cash or stock at the Company’s sole discretion. Series B Preferred Stock can be converted into the Company’s Common Stock at a multiple of 80 common shares per Series B share at the holder’s discretion, or can be redeemed by the Company using the equivalent multiple after the issue’s one year anniversary.

Media Relations Consulting Agreement

On February 17, 2010, the Company executed an agreement with Market Media Connect, LLC, (“MMC”), whereby MMC will act as a media relations consultant for the Company. The term of the agreement is six months, cancellable by either party upon 30 days notice. Compensation calls for a monthly retainer of $5,000, reimbursement for certain out of pocket expenses, warrants for the purchase of 500,000 shares of the Company’s Common Stock at a price not less than $0.07 per share, and certain rights on future funding issues.

Sales, Marketing, and Investor Relations Consulting Agreement

On March 9, 2010, the Company entered into an agreement with Joe Simone for consulting services relating to identifying sales and marketing opportunities, increase investor awareness of the Company, identify potential new investors who might have an interest in investing in the Company, and other activities in the furtherance of the above. The term of the agreement is one year, cancellable by the Company upon the providing on notice. In consideration of the above, the Company has issued 750,000 shares of its Common Stock. In addition, at the Company’s sole and absolute discretion, based on its assessment of Consultant’s performance for the preceding month, may issue warrants to Consultant to purchase up to 250,000 shares of the Company’s Common Stock at an

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

exercise price based on the greater of (a) the per share price of the Company’s most recent capital raise or (b) $0.0125 per share. All Warrants shall be exercisable for a period of two years from their date of issuance.

Office Lease Agreement

The Company executed a lease agreement with Regus Management Group, LLC dated January 4, 2010, for administrative office space at its current location at 80 Orville Drive, Bohemia, New York. The lease term is nine months ending October 31, 2010. Payments under this lease include $3,050 per month for occupancy, plus additional charges for common area, phone equipment, phone usage, secure inventory storage area, office services, and other consumables.

Girgenti Shares Issued

On February 23, 2010, in accordance with an existing agreement, the Company issued 800,000 shares of its Common Stock to Steven Girgenti for services rendered during the period of July 1, 2009 and December 31, 2009. These shares were valued by the Company at $0.0125 per share, and the attributable expense reflected in the statements herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Restructuring and recapitalization agreement with Fountainhead Capital Management Limited

          Effective as of December 29, 2009, the Company entered into a restructuring and recapitalization (the “Recapitalization”) of certain outstanding loans by Fountainhead Capital Management Limited (“FHCM”), together with a funding commitment from FHCM, restructuring of Management’s compensation and matters related thereto. Separately, Regent Private Capital, LLC. (“Regent”) amended certain of its agreements with the Company and provided certain waivers in order to facilitate the Recapitalization.

Debt Restructuring (“Recapitalization”):

As of December 29, 2009, the Company and FHCM agreed to the Recapitalization which resulted in the following:

1)

At the Closing, FHCM converted FHCM Debentures with an aggregate value (including accrued interest) of $300,000 into a number of shares of a newly designated series of Vycor Preferred Stock—Series A Convertible Preferred Stock (“New Preferred Shares”) which are convertible into the equivalent of 85% of the total proforma, fully-diluted share capital of Vycor at the Closing.

2)

The remaining FHCM Debentures were modified to have virtually the same terms as the Amended RPC Debentures (see item 1 below) although without automatic conversion and retaining limited anti-dilution rights.

Separately, as of December 29, 2009, the Company and Regent agreed to the following:

1)

The Regent Debentures, together with accrued interest thereon, with the exception of the Regent November 2009 Advance of $32,000, were consolidated, amended and replaced by two new convertible debentures in the face amounts of $350,000 and $453,690 (aggregating $803,690), respectively (the “Amended RPC Debentures”). Among other matters, the New RPC Debentures have a maturity date of August 31, 2010, the conversion price was modified to $0.0125 per share and the anti-dilution provisions eliminated. The Amended RPC Debentures are convertible at any time at the sole option of the holder and automatically convert at such time as Vycor has sufficient authorized but unissued shares of its Common Stock to permit such conversion and the Series A Preferred Shares have converted to common shares. The Amended RPC Debentures are senior obligations of Vycor, which rank pari passu with the remaining outstanding portion of FHCM Debentures and a portion of the new funds to be advanced to Vycor by FHCM (or procured by FHCM) pursuant to the terms of the Recapitalization (see FHCM Funding Commitment, below) and senior to all other Vycor obligations. The existing security agreement was amended to preserve the first priority security interest of the Holders in Vycor’s assets.

2)	At the closing of the Recapitalization, Vycor repaid the Regent November Advance of $32,000.

3)	The minority approval rights held by Regent pursuant to Schedule 6.2 of the Convertible Debenture Purchase Agreement between Regent and Vycor dated as of February 15, 2008 were rescinded.

FHCM Funding Commitment:

1)

On specified terms and conditions, FHCM agreed to fund or procure funding for Vycor’s ongoing operating expenses for a period commencing on the Closing Date through August 31, 2010 (“FHCM New Funding”). The amount of funding to be provided at closing (the “Closing Funding”) included but was not limited to funds to repay the $32,000 Regent November Advance. It was agreed that such funding shall be made on a monthly basis and each advance shall be subject to FHCM’s confirmation that Vycor’s operations for the period commencing the Closing Date through the end of the immediately prior month meet certain financial benchmarks. FHCM has also advised the Company that they will reconsider their funding commitment in the event of a material adverse change affecting the Company’s operations, such as, but not limited to, an impairment of the Company’s intellectual property rights.

2)

Funds advanced as a part of the FHCM New Funding are each evidenced or to be evidenced by a Debenture which has a maturity date which is co-terminus with FHCM Debentures and Amended RPC Debentures and bear interest at a rate of six percent (6%) per annum, payable at maturity. Funds advanced as a part of the FHCM New Funding shall be priority obligations of Vycor.

3)

Vycor and FHCM entered into a Shareholder’s Agreement (“Shareholder’s Agreement”) which provided FHCM with certain rights and rights approval with respect to various aspects of Vycor’s operation and governance.

4)

The parties acknowledge that Vycor may enter into a Consulting Agreement with FHCM at some time after the Closing whereby Vycor will compensate FHCM for certain services provided to the Company, (See Note 10).

Restructuring of Agreements with Vycor Management:

1)	Effective the Closing Date, Vycor entered into new employment agreements with Kenneth T. Coviello and Heather Vinas, respectively the Chief Executive Officer and President of the Company.

2)

At the Closing of the Recapitalization, Kenneth T. Coviello and Heather Vinas were granted new Warrants (“New Management Warrants”) to purchase an aggregate of 161,262,706 Common Shares of Vycor at an exercise price of $0.00717 per share. It is assumed that the New Management Warrants (which vest over a period of approximately two (2) years), when fully vested, will result in such Management ownership of approximately twenty-two percent (22%) of the Common Shares of the company on a fully diluted basis under the pro-forma capital structure based on the Recapitalization, (See Note 10).

3)	Certain management accrued salaries were converted into a contingent retention bonus payable on the satisfaction of certain conditions.

4)

Management agreed that for the 12 months following Closing of the Recapitalization, all shares of Vycor Common Stock held by Management are subject to a lock-up agreement which was entered into at Closing of the Recapitalization.

Amendment of the Company’s Certificate of Incorporation

1)

On December 1, 2009, the Board of Directors of the Company unanimously adopted a resolution to seek stockholder approval to (a) an amendment of the Company’s Certificate of Incorporation to increase the Company’s authorized capital to 1,010,000,000 shares comprising 1,000,000,000 shares of Common Stock par value $.0001 per share and 10,000,000 shares of Preferred Stock par value $0.0001 per share and (b) a decrease in the par value of the Company’s Common Stock and Preferred Stock from $.001 per share to $.0001 per share. Thereafter, on December 7, 2009, pursuant to the By-Laws of the Company and applicable Delaware law, this resolution was ratified.

An Information Statement was mailed to the Company’s stockholders on or about December 21, 2009 and the action became effective on January 11, 2010, 20 days after this Information Statement was first mailed to stockholders and upon the filing of a Certificate of Amendment with the Delaware Secretary of State.

2)	On December 17, 2009, the Company’s board of directors approved resolutions authorizing two new series of the Company’s Preferred Stock par value $.0001:

a.

Series A Convertible Preferred Stock. The Company’s board of directors authorized the filing of a Certificate of Designation with respect to 1,000,000 shares of Series A Convertible Preferred Stock. A copy of such Certificate of Designation is attached to this Report as an Exhibit and incorporated herein in its entirety by this reference.

b.

Series B Convertible Preferred Stock. The Company’s board of directors authorized the filing of a Certificate of Designation with respect to 1,000,000 shares of Series B Convertible Preferred Stock. A copy of such Certificate of Designation is attached to this Report as an Exhibit and incorporated herein in its entirety by this reference.

Subsequent Events

Debenture Conversion

          On various dates between their issue date (December 29, 2009) and January 11, 2010, the Amended Regent Private Capital Debentures (see Financial Statements, Note 5) were transferred from Regent to eight separate parties. In accordance with their terms, the debentures were automatically converted to common shares at the rate of $0.0125 per share, causing the issuance to the parties of 64,295,200 shares of Common Stock in aggregate.

Fountainhead Capital Management Limited Operating Funds Advances

          In accordance with the Recapitalization agreement (see Financial Statements, Note 5), Fountainhead Capital Management Limited has advanced the Company additional operating funds on various dates. Currently, the Company has received $228,500 in funds during fiscal year 2010, and has issued debentures and convertible debentures in the like amount in aggregate. These debentures bear an interest rate of 6% per annum, are due August 31, 2010, and $154,000 of which are convertible into shares of the Company’s Common Stock at the rate of $0.0125 per share.

Authorized Shares and Par Value Change

          On January 11, 2010, a Certificate of Amendment was filed with the Delaware Secretary of State, effecting the change in the Company’s authorized capital from 110,000,000 shares to 1,010,000,000 shares and par value of said shares from $0.001 per share to $0.0001 per share.

FCML Consulting Agreement

          On February 10, 2010, the Company entered into a Consulting Agreement with Fountainhead Capital Management Limited pursuant to which Fountainhead will provide a number of services to the Company. These services include, but are not limited to, certain strategic advisory services, certain financial services, identifying and evaluating potential investors and or potential merger and acquisition candidates for the Company, and other advisory services.

          The term of the Consulting Agreement is two years. In consideration for the above, Fountainhead will be paid a monthly retainer of $8,500.00, which shall be accrued and paid (at the option of Fountainhead) in cash (following Vycor completing an additional funding of at least $1.5 million) or in Company stock valued at $0.0125 per share. In addition, upon execution of the Consulting Agreement, the Company shall issue to Fountainhead warrants to purchase 39,063,670 shares of the Company’s Common Stock, at a price of $0.0125 per share and is obligated to issue to Fountainhead warrants to purchase an additional 39,063,670 shares of the Company’s Common Stock, at a price of $0.0125 per share should new funding totaling $3 million in aggregate in Common Stock of Vycor or in securities convertible into Common Stock of Vycor at a price of no less than $0.0125 per share of Common Stock be closed during the term of the Consulting Agreement. All warrants are exercisable over a five-year term.

Management Employment Agreements Amendment

          Effective December 29, 2009, the Company entered into new employment agreements with each of our Chief Executive Officer, Mr. Kenneth Coviello and with our President, Ms. Heather Vinas. These new employment agreements supersede all prior employment agreements or arrangements between the Company and these individuals. Copies of the new employment agreements were attached as Exhibits 10.3 and 10.4 to the Company’s Form 8-K Current Report filed with the U.S. Securities and Exchange Commission on January 6, 2010.

Series B Preferred Stock Sales

          In accordance with the Certificate of Designation for Series B Preferred Stock, the Company has sold 140,000 shares of Series B Preferred Stock during fiscal year 2010 for an aggregate amount of $140,000. These shares yield dividends of 8% per annum, payable in cash or stock at the Company’s sole discretion. Series B Preferred Stock can be converted into the Company’s Common Stock at a multiple of 80 common shares per Series B share at the holder’s discretion, or can be redeemed by the Company using the equivalent multiple after the issue’s one-year anniversary.

New Board of Directors Appointees

          On February 10, 2010, the Board of Directors of the Company appointed Adrian Christopher Liddell and David Marc Cantor as directors of the Company, bringing the total number of directors serving the Company to six. Both directors will serve until their successors are appointed or the next stockholders’ meeting where directors are elected. Each of Messrs. Liddell and Mr. Cantor are principals of Fountainhead Capital Management Limited, the largest stockholder of the Company, which at the time held approximately 85% of the issued and outstanding shares of the Company’s Common Stock. In addition, Fountainhead is a holder of the Company’s Debentures and is party to a Shareholder’s Agreement and Consulting Agreement with the Company.

Media Relations Consulting Agreement

          On February 17, 2010, the Company executed an agreement with Market Media Connect, LLC, (“MMC”), whereby MMC will act as a media relations consultant for the Company. The term of the agreement is six months, cancellable by either party upon 30 days notice. Compensation calls for a monthly retainer of $5,000, reimbursement for certain out of pocket expenses, warrants for the purchase of 500,000 shares of the Company’s Common Stock at a price not less than $0.07 per share, and certain rights on future funding issues.

Sales, Marketing, and Investor Relations Consulting Agreement

          On March 9, 2010, the Company entered into an agreement with Joe Simone for consulting services relating to identifying sales and marketing opportunities, increase investor awareness of the Company, identify potential new investors who might have an interest in investing in the Company, and other activities in the furtherance of the above. The term of the agreement is one year, cancellable by the Company upon the providing on notice. In consideration of the above, the Company has issued 750,000 shares of its Common Stock. In addition, at the Company’s sole and absolute discretion, based on its assessment of Consultant’s performance for the preceding month, may issue warrants to Consultant to purchase up to 250,000 shares of the Company’s Common Stock at an exercise price based on the greater of (a) the per share price of the Company’s most recent capital raise or (b) $0.0125 per share. All Warrants shall be exercisable for a period of one (1) year from their date of issuance.

Office Lease Agreement

          The Company executed a lease agreement with Regus Management Group, LLC dated January 4, 2010, for administrative office space at its current location at 80 Orville Drive, Bohemia, New York. The lease term is nine months ending October 31, 2010. Payments under this lease include $3050 per month, plus additional charges for common area, phone equipment, phone usage, secure inventory storage area, office services, and other consumables.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

          Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age

Kenneth T. Coviello	Chief Executive Officer and a Director	59
Heather N. Vinas	President and a Director	30
Pascale Mangiardi	Director	37
Steven Girgenti	Director	64
Adrian Christopher Liddell	Director	51
David Marc Cantor	Director	43

          Kenneth Coviello, 59, is our Chief Executive Officer and a director and will oversee strategic planning as well as directing manufacturing, marketing and product development. Mr. Coviello has more than 25 years of experience in successfully developing, selling and marketing medical devices and managing medical device and healthcare product companies. Mr. Coviello has held positions of Vice President, Senior Vice President and President of medical device companies, including Lumex and Graham Field. From 2000-2005, he was Senior Vice President at Misonix Inc., a public NASDAQ-listed medical device company that specializes in the design, manufacture and sale of ultrasonic surgical devices for orthopedic, neurosurgical, wound and urological applications. Mr. Coviello was responsible for Misonix medical device revenues and profitability, distribution partner contracts and factory operations in Farmingdale, NY. During his association with Misonix, Inc., Misonix increased its medical devices line from a single product to nine, grew medical device revenue, acquired and developed medical technology. While he was with Misonix, Inc, he was also appointed by Misonix, Inc. to the position of Chief Executive Officer of Hearing Innovations, Inc., a major funding entity and senior debt holder of Misonix, Inc. from August 2002 – November 2005. Mr. Coviello joined us on January 1, 2006 after leaving Misonix, Inc. in November 2005. Previous associations were:

1999-2000 FNC Medical- manufacturer and distributor of diabetic skin care supplies,

1992-1998 Graham Field- manufacturer and distributor of Medical devices, equipment and supplies

1972-1991 Lumex Inc. - manufacturer of medical devices and healthcare products

          Heather N. Vinas, 30, is our founder, our President and a director and is involved in the strategic planning as well as directing Global Business Development and Sales. Ms. Vinas has more than 10 years experience in the medical profession ranging from hospitals to medical device manufacturing. Ms. Vinas joined us in November 2005. Ms. Vinas’s most recent position from 2001-2005 was as Director of Sales at Misonix, Inc., a public NASDAQ-listed medical device company that specializes in ultrasonic surgical devices for orthopedic, neurosurgical, wound and urological applications. Ms. Vinas’s responsibilities included international and domestic business development, knowledge and certification in export compliance, regulatory approval process and high-level executive contact and negotiations at some of the largest device companies in the world such as Tyco, Mentor, Aesculap, Richard Wolf and ACMI. She was also responsible for both domestic and international sales development. Ms. Vinas belongs to the Brain Injury Association, American Brain Tumor Association, and the National Association for Female Executives. She holds an Associates Degree in Business with a focus on Human Sciences and has additional credits in business administration from Katharine Gibbs College.

          Pascale Mangiardi, 37, has been our director since October 30, 2007. She is presently the founder and President of Rougemont Management Services LLC and Chief Financial Officer of Optimus Services, LLC. From 2002-2006, she was a financial officer for John R. Mangiardi, MD, PC and from 2001 - 2002, she was the Assistant CEO at Hirslanden-Group Management AG, Zurich. Ms. Mangiardi holds a Diploma from the Swiss Business Administration School.

          Steven Girgenti, 64, has been a director since November 19, 2008. He is President, CEO, Director and Co-Founder DermWorx, a specialty pharmaceutical company dedicated to solutions for dermatological conditions. Steve is also the Worldwide Chairman of Ogilvy Healthworld, a leading global healthcare communications network with 55 offices in 36 countries. The network has more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world’s leading healthcare companies. Mr. Girgenti founded Healthworld in 1986 and, under his leadership, the company has made numerous acquisitions to expand and diversify the business. Healthworld went public in 1997. In addition to Vycor Medical, Mr. Girgenti has served as a director of Burren Pharmaceuticals and Pharmacon International, and is currently a director of AVTV Networks. He is also Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City, and is on the Board of Directors for Jack Martin Fund, a Mt. Sinai Hospital affiliated charitable organization devoted to pediatric oncology research. He graduated from Columbia University and has worked in the pharmaceutical industry since 1968 for companies such as Bristol-Myers Squibb, Carter Wallace and DuPont, as well as advertising agencies that specialize in healthcare. During his career, Steve has held positions in marketing research, product management, new product planning and commercial development.

          Adrian Christopher Liddell, 51, is a principal of Fountainhead Capital Partners Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. Mr. Liddell has 30 years of strategic, corporate and financial advisory and company investment. From 2003-2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003, Mr. Liddell served as Managing Director, Mergers & Acquisitions at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998, Mr. Liddell held various positions at Samuel Montagu & Co, Lehman Brothers and Erik Penser Corporate Finance in London. Mr. Liddell qualified as a Chartered Accountant in 1984 and holds an MA from Christ’s College, Cambridge University.

          David Marc Cantor, 43, is a founding principal of Fountainhead Capital Partners Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies across a broad range of sectors. Mr. Cantor has over 22 years experience in Investment Banking with a focus on Mergers and Acquisitions and Equity Capital Raisings. Prior to Fountainhead from 2001 – 2005 he was at Citigroup Capital Markets where he was Co-head of its European Business Development and subsequently European Head of its Diversified Industrials and Aerospace activities. Prior to Citigroup he was a Managing Director in M&A at Donaldson Lufkin & Jenrette and worked at Lehman Brothers both in New York and London in both the Equity capital and M&A groups. Mr. Cantor has a BSc with Honours from City Business School, London.

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

ITEM 11. EXECUTIVE COMPENSATION.

          The following is a summary of the compensation we paid for each of the last three years ended December 31, 2009, 2008 and 2007, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2007 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as our executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation		Non- Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Kenneth T. Coviello	2009	$102,230	—	$162,477	$29,212	`	—	—	$21,813	$315,732
(Chief Executive Officer)	2008	$165,000	—	—	$29,212		—	—	$18,150	$212,362
	2007	$137,433	—	—	—		—	—	$17,302	$154,735

Heather N. Vinas	2009	$102,230	—	$162,477	$29,212		—	—	$26,644	$320,563

(President)	2008	$165,000	—	—	$29,212		—	—	$19,204	$213,416
	2007	$117,000	—	—	—		—	—	$17,302	$134,302

(1) Management Warrants

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

          Initial grants under the 2008 Stock Plan were to Kenneth T. Coviello and Heather N. Vinas of options to purchase 1,000,000 shares in the aggregate. There were no option exercises by or stock vested in fiscal 2008 or 2009

		Option Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Kenneth T. Coviello	2/15/2008	—	—	500,000	$0.135	2/12/2018

Heather N. Vinas	2/15/2008	—	—	500,000	$0.135	2/12/2018
.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,000,000	$0.135	2,651,345

Equity compensation plans not approved by security holders	50,000	0.190	—

Total	1,050,000	$0.138	2,651,345

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants (1)	Number of Securities Underlying Unexercised Exercisable Warrants (1)	Warrant Exercise Price ($)	Warrant Expiration Date

Kenneth T. Coviello	12/29/2009	—	80,631,353	$0.00717	12/29/2014
Heather N. Vinas	12/29/2009	—	80,631,353	$0.00717	12/29/2014
Total		—	161,262,706	$0.00717

(1) As of December 31, 2009

Employment Agreements

          Effective December 29, 2009, the Company entered into new employment agreements with each of our Chief Executive Officer, Mr. Kenneth Coviello and with our President, Ms. Heather Vinas. These new employment agreements supersede all prior employment agreements or arrangements between the Company and these individuals. Copies of the new employment agreements were attached as Exhibits 10.3 and 10.4 to the Company’s Form 8-K Current Report filed with the U.S. Securities and Exchange Commission on January 6, 2010.

Compensation of Directors

          In 2009, we granted Steven Girgenti a total of 52,632 shares of the Company’s Common Stock for Mr. Girgenti’s service to the Board of Directors in 2009. In 2010, Mr. Girgenti will be entitled to receive $5,000 in cash or stock at the option of the company per quarter and $1,500 per board meeting

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of March 24, 2010. Unless noted, the address for the following beneficial owners and management is 80 Orville Drive, Suite 100, Bohemia, New York 11716.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)

Common Stock	Kenneth Coviello	10,934,609	1.74%
Common Stock	Heather N. Vinas	10,934,609	1.74%
Common Stock	Pascale Mangiardi	—	0.00%
Common Stock	Steven Girgenti	878,948	*
Common Stock	Adrian Christopher Liddell	—	0.00%
Common Stock	Marc David Cantor	—	0.00%

Common Stock	All executive officers and directors as a group

		22,748,166	3.59%
Common Stock	Fountainhead Capital Management
	Limited Portman House
	Hue Street, St,Helier, Jersey JB4 5RP	612,872,095	87.01%

Common Stock	Sawmill Trust c/o Mitchell Greene Robinson Brog Greene 1345 Avenue of the Americas
	New York, NY 10105	5,117,921	*

*	Less than 1%

(1)

In determining beneficial ownership of our common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of common stock owned by a person or entity on March 24, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 24, 2010 (622,893,799 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)

In addition, in determining the percent of common stock owned by a person or entity on March 24, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on March 24, 2010 (622,893,799 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The Company is currently not party to any related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

          The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and December 31, 2008, respectively, were approximately $15,000 and $13,754.

Tax Fees

          The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and December 31, 2008, respectively, were $0 and $0. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

          There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2009 and December 31, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2009 and 2008 (audited)

•	Statements of Operations for the years ended December 31, 2009 and 2008 (audited)

•	Statements of Stockholders’ Deficit from January 1, 2007 to December 31, 2009 (audited)

•	Statement of Cash Flows for the years ended December 31, 2009 and 2008 (audited)

•	Notes to Financial Statements (audited)

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vycor Medical, Inc.

(Registrant)

By:
/s/ Kenneth T. Coviello

Kenneth T. Coviello

Chief Executive Officer and Director (Principal Financial Officer)

Date

March 31, 2010

By:

/s/ Heather N. Vinas

Heather N. Vinas

President and Director (Principal Executive Officer)

Date

March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:

/s/ Kenneth T. Coviello

Kenneth T. Coviello

Chief Executive Officer and Director (Principal Financial Officer)

Date

March 31, 2010

By:

/s/ Heather N. Vinas

Heather N. Vinas

President and Director (Principal Executive Officer)

Date

March 31, 2010

By:

/s/ Pascale Mangiardi

Pascale Mangiardi

Director

Date

March 31, 2010

By:

/s/ Steven Girgenti

Steven Girgenti

Director

Date

March 31, 2010

By:

/s/ Adrian Christopher Liddell

Adrian Christopher Liddell

Director

Date
March 31, 2010

By:
/s/ David Marc Cantor

David Marc Cantor

Director

Date

March 31, 2010