Form 10-Q
period 2010-03-31
VYCOR MEDICAL INC
filed 2010-05-12
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended        March 31, 2010

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
Issuer's telephone number: (631) 244 1435
Securities registered under Section 12(g) of the Exchange Act:

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

There were 624,578,785 shares outstanding of registrant's common stock, par value $.0001 per share, as of April 30, 2010.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Balance Sheets
	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	$53,261	$12,771
Accounts receivable	51,688	29,748
Inventory	59,279	41,967
Prepaid expenses	63,244	22,369
	227,472	106,855

Fixed assets, net	187,203	191,009

Other assets:
Patents, net of accumulated amortization	102,717	93,704
Website, net of accumulated amortization	6,264	7,042
Security deposits	3,633	2,350
	112,614	103,096

TOTAL ASSETS	$527,289	$400,960

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$290,550	$336,942
Accrued interest	12,175	2,904
Accrued liabilities	88,354	62,002
Notes payable	564,927	1,111,053
TOTAL LIABILITIES	956,006	1,512,901

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 140,000 and 0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	14	-
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 622,893,799 and 557,798,599 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	62,289	55,780
Additional Paid-in Capital	4,761,669	3,708,967
Accumulated Deficit	(5,252,689)	(4,876,688)
	(428,717)	(1.111,941)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$527,289	$400,960

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Operations

	For the three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$64,285	$70,088
Cost of Goods Sold	12,498	9,503
Gross Profit	51,787	60,585
Operating expenses:
Research and development	4,886	-
General and administrative	353,765	341,965
Total Operating expenses	358,651	341,965
Operating loss	(306,864)	(281,380)
Interest expense	69,137	138,754
Net Loss	$(376,001)	$(420,134)
Loss Per Share
Basic and diluted	$(0.001)	$(0.016)
Weighted Average Number of Shares Outstanding	614,555,497	26,058,910

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows

	For the three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(376,001)	$(420,134)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	4,036	3,120
Depreciation of fixed assets	5,737	5,737
Amortization of debt discount expense	56,532	119,201
Share based compensation	60,068	60,069
Shares issued for consulting services	10,000	5,000
Interest satisfied with stock conversion	-	6,625

Changes in assets and liabilities:
Accounts receivable	(21,940)	43,622
Inventory	(17,312)	15,426
Prepaid expenses	(40,875)	(9,638)
Security deposit	(1,283)	-
Accounts payable	(46,392)	(1,072)
Accrued interest	9,271	12,913
Accrued liabilities	26,352	55,535
Cash used in operating activities	(331,807)	(103,596)

Cash flows used in investing activities:
Purchase of fixed assets	(1,931)	-
Acquisition of patents	(12,272)	-
Cash used in investing activities	(14,203)	-

Cash flows from financing activities:
Proceeds from sale of equity - Series B preferred	140,000	-
Proceeds from short term Notes Payable	246,500	-
Cash provided by financing activities	386,500	-
Net increase (decrease) in cash	40,490	(103,596)

Cash at beginning of period	12,771	196,138
Cash at end of period	$53,261	$92,542

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-

Taxes paid	$2,078	$300

Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$-	$100,000

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009.

2.   FORMATION AND BUSINESS OF THE COMPANY

Business Description

Vycor Medical, LLC, (the "Company") was formed in June 17, 2005 under the laws of the State of New York. The Company converted its entity form on August 14, 2007 from a New York Limited Liability Company to a Delaware Corporation with 16,048 of common stock exchange for each partnership unit with 1122 units outstanding at date of conversion. The assets, liabilities and operations of the Company did not change pursuant to this reorganization, and the accompanying financial statements are presented as if the change occurred on the first day of the earliest period presented; thus all are references to number of shares prior to the date of conversion are based upon the common stock equivalent of the units. The Company's business plan is to develop and market a commercially feasible surgical access system for sale to hospitals and medical professionals.

3.   ACCOUNTING POLICIES

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended March 31, 2010 and 2009, the amounts charged to research and development expenses were $4,886 and $0, respectively.

 Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At March 31, 2010 and 2009, fair values of cash, accounts receivable, accounts payable, and accrued expenses short term promissory notes approximate their carrying amount due to the short period of time to maturity. The fair value of the Company's long term debt is based on the present value using a discount rate comparable with borrowing rates available to the Company along with various fair value model calculations used to value certain debt related securities.

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and ten years.

Income taxes

Based upon relevant FASB standard, deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The Company has provided a full valuation allowance against the gross deferred tax asset as of March 31, 2010 as it is more likely that this deferred tax asset will not be realized.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical estimates include amortization of intangible assets, and the fair values of options and warrant included in the determination of debt discounts and share based compensation.

Patents

The Company capitalizes legal and related costs associated with the establishment of patents for its products. Costs associated with the development of the patented item or processes are charged to research and development costs as incurred. The costs associated with the establishment of the patents are amortized over the life of the patent.

The Company reviews existing patents as well as those in the approval process for impairment on an annual basis using a present value, cash flow method based upon relevant FASB standard. Since the Company's patents are either very new or still in the process of approval, the Company does not believe that any impairment of these amounts exists.

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

Website Costs

The Company capitalizes the costs associated with the acquisition of hardware and development tools as well as the creation of database tools in connection with the Company's website pursuant to the relevant FASB standard. Other costs including the development of functionality and identification of software tools are expensed as incurred.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation based upon the relevant FASB standards, under which compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Stock-based compensation determined under relevant FASB standards is recognized over the option vesting period.

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

Fair Values of Assets and Liabilities

Effective January 1, 2008, the relevant FASB standards define the fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. These standards require that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. These standards also established a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

a)    Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

b)    Cost approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

c)    Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Financial assets and liabilities are valued using either level 1 inputs based on unadjusted quoted market prices within active markets or using level 2 inputs based primarily on quoted prices for similar assets or liabilities in active or inactive markets.  For certain long-term debt, fair value is based on present value techniques using inputs derived principally or corroborated from market data. Using level 3 inputs using management's assumptions about the assumptions market participants would utilize in pricing the asset or liability. In the Company's case this entailed assumptions used in pricing models for attached warrant calculations. Valuation techniques utilized to determine fair value are consistently applied.

 The Company's convertible debentures are the only items that are subject to these standards as of March 31, 2010 as follows:

Unobservable inputs (level 3)	$564,927

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method.  Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. The Company's potential dilutive shares, which include outstanding common stock options, convertible notes payable and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,	December 31,
	2010	2009
Stock options outstanding	1,000,000	1,000,000

Warrants to purchase common stock	74,364,268	35,493,174

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the FASB ASC 105-10, Generally Accepted Accounting Principles — Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures — Overall ("ASC 820-10") with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company's consolidated results of operations, financial condition or liquidity.

Effective January 1, 2009, the Company adopted FASB ASC 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 changes the previous treatment of acquisition related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and pre-acquisition contingencies associated with acquired assets and liabilities. Under ASC 805, acquisition costs associated with business combinations will be expensed as incurred, whereas, prior to the adoption of ASC 805, similar costs associated with a successful acquisition were capitalized. ASC 805 applies to business combinations for which the acquisition date is on or after the adoption date, thus the adoption of ASC 805 will have no effect on prior acquisitions. The effect of the adoption of ASC 805 will depend upon the nature of any future business combinations.

In April 2009, the FASB issued updated guidance relating to intangible asset valuation, which is included in the Codification in ASC 350-30-55, General Intangibles Other Than Goodwill — Implementation ("ASC 350-30-55"). ASC 350-30-55 amends ASC 350-30, Intangibles — Goodwill and Other, to identify the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30-55 is effective for fiscal years beginning after December 31, 2008. The Company adopted the amendment to ASC 350-30 effective January 1, 2009, and such amendment did not have a material effect on the Company's results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments — Overall — Transition and Open Effective Date Information ("ASC 825-10-65"). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10, Presentation — Interim Reporting — Overall, to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company's results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, Investments — Debt and Equity Securities — Overall — Transition and Open Effective Date Information ("ASC 320-10-65). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The adoption ASC 320-10-65 did not have a material impact on the Company's results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events — Overall ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 amended the guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. Adoption of ASC 855-10, as amended, did not have a material impact on the Company's results of operations, financial position or liquidity.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) ("ASU 2009-05"). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company's results of operations, financial position or liquidity.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Going Concern

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $376,001 for the three months ended March 31, 2010, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of March 31, 2010, the Company had a stockholders' deficiency of $428,717 and cash and cash equivalents of $53,261. The Company is reliant on future funding in accordance with a recapitalization agreement it signed with Fountainhead Capital Management, Ltd. This agreement calls for the advancement to the Company of monthly operating proceeds through August 2010 subject to the Company meeting certain financial benchmarks. The Company believes it would not have enough cash to meet its various cash needs without this funding, and could not meet its obligations beyond August 2010 unless the Company is able to obtain additional cash from the issuance of debt or equity securities.  There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 4.   NOTES PAYABLE

As of March 31, 2010 and December 31, 2009, Notes Payable consists of:

	March 31, 2010	December 31, 2009
On December 29, 2009, the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $21,427, which is being amortized over the life of the loan. The note reflects an unamortized discount of $13,381 and $21,252 as of March 31, 2010 and December 31, 2009, respectively.	56,619	48,748

On December 29, 2009, the Company issued a convertible debenture in the amount of $371,362 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $113,675, which is being amortized over the life of the loan. The note reflects an unamortized discount of $70,989 and $112,747 as of March 31, 2010 and December 31, 2009, respectively.	300,373	258,615

On December 29, 2009, the Company issued a convertible debenture in the amount of $350,000 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to three parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	-	350,000

On December 29, 2009, the Company issued a convertible debenture in the amount of $453,690 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to five parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	-	453,690

On January 7, 2010, the Company issued a debenture in the amount of $74,500 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.	74,500	-

On February 3, 2010, the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $19,863, which is being amortized over the life of the loan. The note reflects an unamortized discount of $14,540 as of March 31, 2010.	55,460	-

On March 15, 2010, the Company issued a convertible debenture for proceeds received from Fountainhead Capital Management Limited at various times during March, 2010. At March 31, 2010, $102,000 had been received. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $25,605, which is being amortized over the life of the loan. The note reflects an unamortized discount of $24,025 as of March 31, 2010.	77,975	-

Total Notes Payable:	$564,927	$1,111,053

The following is a schedule of future minimum loan payments:

Twelve months ending March 31,	Amount
2011	$687,862
2012	-
2013	-
2014	-
2015	-
Thereafter	-
Total	$687,862
Less debt discount	122,935
$564,927

As of March 31, 2010, the Company's entire notes payable is secured by a first security interest in all of the assets of the Company.

5.   EQUITY

Certain Equity Transactions

As prescribed in a previous agreement, in consideration for services provided to the Board of Directors, the Company issued 800,000 shares of its common stock to Steven Girgenti on February 23, 2010.

On January 11, 2010, in accordance with the terms prescribed in debentures totaling $803,690, the Company issued 64,295,200 common shares to automatically convert said debentures at the rate of $0.0125 per share.

In accordance with the previously filed Certificate of Designation, the Company has sold 140,000 shares of Series B Preferred Stock during the current fiscal year for an aggregate amount of $140,000. These shares yield dividends of 8% per annum, payable in cash or stock at the Company's sole discretion. Series B Preferred Stock can be converted into the Company's Common Stock at a multiple of 80 common shares per Series B share at the holder's discretion, or can be redeemed by the Company using the equivalent multiple after the issue's one year anniversary.

6.   SHARE-BASED COMPENSATION

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

For employee based awards which consist only of awards made under the "Stock Option Plan" described below, the company follows relevant FASB standards which require companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  There were no employee stock options granted for the three months ended March 31, 2010.

Stock Option Plan

The Company has adopted the Vycor Medical, Inc Employee, Director, and Consultant Stock Plan as of February 13, 2008, that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, and consultants, independent contractors, directors and affiliates of the Company.   The board of directors establishes the terms and conditions of all stock options grants, subject to the Plan and applicable provisions of the Internal Revenue Code.  Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date.  The options granted to participants owning more than 10% of the Company's outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date.  The options expire on the date determined by the board of directors, but may not extend mare than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company's outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over three years.  The vesting Period for nonemployees is determined based on the services being provided.

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

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of March 31, 2010 there were no awards of any stock appreciation rights.

Employment Agreements

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

Consulting Agreements

FCML Consulting Agreement

On February 10, 2010, the Company entered into a Consulting Agreement with Fountainhead Capital Management Limited ("FCML") pursuant to which FCML will provide a number of services to the Company. These services include, but are not limited to, certain strategic advisory services, certain financial services, identifying and evaluating potential investors and or potential merger and acquisition candidates for the Company, and other advisory services.

The term of the Consulting Agreement is two years. In consideration for the above, FCML will be paid a monthly retainer of $8,500 plus reasonable out-of-pocket expenses, which shall be accrued and paid (at the option of FCML) in cash (following Vycor completing an additional funding of at least $1.5 million) or in Company stock valued at $0.0125 per share. In addition, upon execution of the Consulting Agreement, the Company shall issue to FCML warrants to purchase 39,063,670 shares of the Company's Common Stock, at a price of $0.0125 per share and is obligated to issue to FCML warrants to purchase an additional 39,063,670 shares of the Company's Common Stock, at a price of $0.0125 per share should new funding totaling $3 million in aggregate in Common Stock of Vycor or in securities convertible into Common Stock of Vycor at a price of no less than $0.0125 per share of Common Stock be closed during the term of the Consulting Agreement. All warrants are exercisable over a five-year term. Vycor has the right to terminate this agreement one year commencing with the date of this Agreement if the funding (as defined above) has not occurred by that date.

Media Relations Consulting Agreement

On February 17, 2010, the Company executed an agreement with Market Media Connect, LLC, ("MMC"), whereby MMC will act as a media relations consultant for the Company. The term of the agreement is six months, cancellable by either party upon 30 days notice. Compensation calls for a monthly retainer of $5,000, reimbursement for certain out of pocket expenses, warrants for the purchase of 500,000 shares of the Company's Common Stock at a price not less than $0.07 per share, and certain rights on future funding issues.

Sales, Marketing, and Investor Relations Consulting Agreement

On March 9, 2010, the Company entered into an agreement with Joe Simone for consulting services relating to identifying sales and marketing opportunities, increase investor awareness of the Company, identify potential new investors who might have an interest in investing in the Company, and other activities in the furtherance of the above. The term of the agreement is one year, cancellable by the Company upon the providing on notice. In consideration of the above, the Company has issued 750,000 shares of its Common Stock. In addition, at the Company's sole and absolute discretion, based on its assessment of Consultant's performance for the preceding month, may issue warrants to Consultant to purchase up to 250,000 shares of the Company's Common Stock at an exercise price based on the greater of (a) the per share price of the Company's most recent capital raise or (b) $0.0125 per share. All Warrants shall be exercisable for a period of two years from their date of issuance.

Outstanding Rights, Options, and Warrants

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted average exercise price per share

Outstanding at January 1, 2007	4,144,300	0.43

Granted	1,143,408	0.32
Exercised Cancelled or expired
Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised
Cancelled or expired	(192,576)	0.24
Outstanding at December 31, 2008	6,460,920	$0.39

Granted	32,900,132	0.01
Exercised
Cancelled or expired	(3,867,878)	0.40
Outstanding at December 31, 2009	35,493,174	$0.03

Granted	39,063,670	0.01
Exercised
Cancelled or expired	(192,576)	0.14
Outstanding at March 31, 2010	74,364,268	$0.02

STOCK OPTIONS:

Outstanding at January 1, 2007	-	-

Granted
Exercised
Cancelled or expired
Outstanding at December 31, 2007	-	-

Granted	1,050,000	0.14
Exercised
Cancelled or expired
Outstanding at December 31, 2008	1,050,000	$0.14

Granted
Exercised
Cancelled or expired	(50,000)	0.14
Outstanding at December 31, 2009	1,000,000	$0.14

Granted
Exercised
Cancelled or expired
Outstanding at March 31, 2010	1,000,000	$0.14

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

As of March 31, 2010, there was approximately $81,000 of total unrecognized compensation costs related to non-vested stock options awards, which are expected to be recognized over a weighted average period of approximately 1.3 years.

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

Stock-based compensation expense charged to operations on options and warrants granted to the above non-employees for the three months ended March 31, 2010 is $2,228.

Expected Life. The expected life is based on the "simplified" method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment.

Volatility. Since the Company was a private entity for most of 2007 with no historical data regarding the volatility of its common stock, the expected volatility used for 2006 and 2007 is based on volatility of similar entities, referred to as "guideline" companies. In evaluation similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate. The risk-free rate is based on rates approximating U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the valuation method.

Forfeitures. The relevant FASB standards require the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data, however limited to date, to estimate pre-vesting options forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of awards, which are generally the vesting periods. If the Company's actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average remaining contractual life of outstanding warrants and options is 4.71 and 7.88 years, respectively.

7. INCOME TAXES

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the financial statements. Prior to August 15, 2007 the Company was a limited liability company and losses were flowed through to the individual members, therefore the Company only has potential tax benefits from the date it became a 'C' corporation.

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

	March 31, 2010	December 31, 2009

Gross deferred tax assets	1,141,000	1,032,500
Valuation allowance	(1,141,000)	(1,032,500)
Net deferred tax asset	–	–

As of March 31, 2010 and December 31, 2009, the Company has U.S. federal net operating loss carryforwards of approximately $3,260,000 and $2,950,000, respectively. The federal net operating loss carryforwards expire in the tax years 2027 through 2030.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carryforwards and research and development credits may be subject to the above limitations.

 The relevant FASB standard resulted in no adjustments to the Company's liability for unrecognized tax benefits. As of both the date of adoption and as of March 31, 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2006 forward. There are no tax examinations currently in progress.

8. COMMITMENTS AND CONTINGENCIES

Lease

The Company executed a lease agreement for administrative office space at its current location at 80 Orville Drive, Bohemia, New York. The lease term is nine months ending October 31, 2010. Payments under this lease include fixed amounts for occupancy, plus additional charges for common area, phone equipment, phone usage, secure inventory storage area, office services, and other consumables. Rental expense for the three months ended March 31, 2010 and 2009 were $7,751 and $7,653, respectively.

9. SUBSEQUENT EVENTS

FCML Operating Funds Advances

In accordance with the Recapitalization agreement, FCML has advanced the Company operating funds on various dates. From April 1, 2010 to date, the Company has received $45,000 in funds, and has issued convertible debentures in like amounts. These debentures bear an interest rate of 6% per annum, are due August 31, 2010, and are convertible into shares of the Company's Common Stock at the rate of $0.0125 per share at the Holder's option.

Common Stock Subscriptions

From April 13, 2010 through May 10, 2010, the Company accepted Subscription Agreements from eleven subscribers for the purchase of its Common Stock. In accordance with these Agreements, 49,966,665 shares were purchased at $0.015 per share, totaling $749,500. Approximately $72,000 of reimbursable out-of-pocket costs were incurred by consultants in furtherance of these transactions. While some of the proceeds have been disbursed to the Company, the majority remain in a Trust Account subject to the issuance of share certificates.

Form S-8 Registration Statement

On April 14, 2010, by action by written consent of the Board of Directors, the Company adopted the 2010 Professional/Consultant Stock Compensation Plan. Further, a Form S-8 Registration Statement was filed with the Securities and Exchange Commission on April 16, 2010, registering 934,986 shares for the Plan's use. It was further resolved that these shares be issued to Gregory Sichenzia for services provided to the Company by Sichenzia Ross Friedman Ference LLP, valued at $14,025. The Company issued said shares on April 20, 2010.

Stock issuance - Simone

On April 14, 2010, the Company issued 750,000 shares of its Common Stock to Joe Simone, in accordance with a previously executed consulting agreement. This agreement, calls for Mr. Simone to provide services relating to identifying sales and marketing opportunities, increase investor awareness of the Company, identify potential new investors who might have an interest in investing in the Company, and other activities in the furtherance of the above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business," as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

Organizational History

We were formed as a limited liability company under the laws of the State of New York on June 17, 2005 as "Vycor Medical LLC". On November 14, 2007, we converted into a Delaware corporation and changed our name to "Vycor Medical, Inc." ("Delaware Corporation"). Our sole reason for conversion to the Delaware Corporation was to facilitate the raising of additional capital, as prospective investors had expressed resistance to investing in the Company as the NY LLC. At November 14, 2007, we had approximately 1,122 membership units of the NY LLC issued and outstanding. The managing members of the NY LLC determined, in their reasonable business judgment, that such units, in the aggregate, should convert to an aggregate of 17,999,999 shares of common stock of the Delaware Corporation. On this basis, we adopted a conversion ratio of 16,048 shares of common stock of the Delaware Corporation for each former unit of the NY LLC. Likewise, all conversion rights, options, warrants and any other rights to acquire units of the NY LLC (including but not limited to units issuable pursuant to the terms of the Fountainhead Bridge Loan Debenture, Fountainhead Warrant to purchase 50.22 units of the NY LLC, the Company's Option Agreement with Fountainhead dated December 14, 2006), were converted to conversion rights, options, warrants and rights to acquire common shares of the Delaware Corporation, based on the same conversion ratio. The action authorizing the conversion was adopted by the unanimous consent of the Managing Members of the NY LLC pursuant to the terms of the NY LLC Operating Agreement.

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

The second product in our pipeline is the Cervical Access System, which, pending receipt of additional funding, requires further prototyping and successful market testing and commercialization launch. We are uncertain that this product will ever reach the commercialization stage. Like the Brain Access System, this product is designed to assist the surgeon in cervical surgeries, allowing the surgeon to gain access to the anterior cervical surgery site.

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

We believe our Brain Access System offers several advantages over the brain retractor systems, commonly known as ribbon or blade retractors that are metallic. When designing the products, we felt that if we can incorporate certain features into our products, the surgeon reaction and acceptance would be favorable. We attempted to incorporate the following features:

•	Gently separate delicate tissue by utilizing a tapered forward edge;
•	Minimize venous pressure caused by in the brain;
•	Reduce "target shift" to allow the surgeon to reach the site accurately;
•	Minimize healthy tissue damage while reaching the target site;
•	Allow for accurate neuronavigational image guidance systems ("IGS") performance;
•	Integrate in due course with the leading surgical IGS systems such as Medtronic® and BrainLab®;Stryker and GE
•	Improve surgical outcomes (reducing potential surgeon and hospital liability), for example, decreased insertion tissue trauma, less need for readjustment during surgery and minimum interface surface pressures;
•	Reduce damage to healthy brain tissue potentially leading to shorter post-op recovery and reduced hospital stay
•	To allow direct surgical visualization of brain tissue via optically transparent construction

The extent to which we are successful in achieving the above objectives will be judged by the acceptance of the devices in the market.

The Brain Access System products have the potential to significantly reduce brain tissue trauma resulting from the currently used retractors and standard access procedures. First, the unique design of the product minimizes the size of the brain entry access necessary for surgical procedures, and in turn the amount of brain tissue exposed. For instance, a brain procedure involving the removal of a 7cm cystic astrocyctoma would result in an access site (corticotomy) of approximately 20mm. However, the same procedure that was performed utilizing the Company's Brain Access System product required a corticotomy of only 2mm.

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

• Real-Time Retractor Positioning Data

Current retractor technology (commonly known as ribbon or blade retractors) is not well integrated with IGS systems. During insertion, the surgeon typically does not have real-time data to allow visualization of retractor insertion on the IGS monitor. The VBAS product line has the potential to adapt to IGS systems, such that the use of a Brain Access System unit will allow the surgeon to see on the surgical monitor, exactly where the retractor is in relation to critical brain structures and underlying pathologies. With the IGS enabled unit, the tip of the introducer is literally the "pointer" on the IGS system.

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

We plan to design the Cervical Access System to:

•	reduce the possibility of surrounding anatomic tissue damage, which include the trachea, esophagus, carotid artery, recurrent laryngeal and sympathetic nerve;
•	minimize skin disruption with the utilization of tapered outward edges;
•	eliminate retractor induced electrocautery burn injuries because it is made with surgical grade plastic materials;
•	enable stable fixation (directly to the spinal column) in order to avoid accidental displacement and surrounding "tissue creep"; and
•	allows for direct visualization of underlying anatomic structures using optically clear plastic.

Because the Cervical Access System products have not yet been brought to market, there is no guarantee that any of the abovementioned features would prove effective and even so, be welcomed by the end user. Further research and development is needed for a market-ready product.

New Products

Brain Retractors

Subject to the availability of additional financing, the Company's future plans include developing additional Brain Access System retractors. Our goals would be to eventually include retractor lines that are designed for the requirements of specific surgical applications such as aneurisms, tumors and endoscopic work.

Additional Applications of Brain Access System and Cervical Access System Technology

We believe that our Brain Access System and Cervical Access System technology can be adapted to advance retractor systems for use in other areas of the body. We believe that the key cross-applicable benefits of our technology are:

•	Promotes minimally invasive procedures from smallest possible entry incision
•	Uniform pressure distribution minimizes collateral tissue damage due to stress points
•	Eliminates "tissue creep" into the surgical field
•	Reduces the number of materials in the surgical field

Sales and Marketing

We are implementing an educational and marketing strategy to promote product and brand awareness in our target markets including clinical papers and attending trade shows.

Domestic Sales Strategy

VBAS was launched in November 2008 with a strategy of driving sales through leading neurosurgeons. In this regard, the Company has targeted both the leading neurosurgeons and the leading neurosurgery hospitals. The Company believes that out of the 4,500 neurosurgeons in the US approximately 1,500 focus predominantly on craniotomies or cranial procedures that could potentially benefit from the VBAS product. Management believes that there are approximately 750-1,000 hospitals that represent the majority of its target market.

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

Manufacturing

We have executed agreements with Lacey Manufacturing Company of Bridgeport, Connecticut ("Lacey") and C&J Industries, Meadville PA ("C&J") to provide a full range of engineering, contract manufacturing and logistical support for our products.

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
• Cardinal Health (V. Mueller line)
• Aesculap
• Integra Life Science
• Codman (Division of Johnson & Johnson)

Cervical Access System competitors include Medtronic, Asculap/B. Braun, Cardinal and Nuvasive, Cloward Instruments, among others. In addition to the standard "blade retractors" distributed by the aforementioned companies, Medtronic distributes the MetRx dilating retractor system. In addition companies such as Endius and EBI have announced cervical retractor systems.

Customers

The Company sells to regional distributors and hospitals. The Company believes that its products currently are utilized in approximately 50 hospitals in the United States. In addition, in 2009 international sales accounted for approximately 25% of revenues.

Intellectual Property

Patent Applications

Below is a table setting out the status and particulars of our patent applications:

Filing date	Application No.	Country	Title	Status
22-Jun-2005	60/692,959	US — PROV	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	Converted

22-Jun-2006	PCT/US06/24243	PCT	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	National Phase Completed

27-Nov-2006	PCT/US06/61246	PCT	Surgical Access Instruments for use with Delicate Tissues (Brain)	National Phase Completed

22-Jun-2006	2613323	Canada	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending — annuity due 6/22/10

22-Jun-2006	06785312.7	Europe	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending — annuity due 6/22/10

22-Jun-2006	299/KOLNP/2008	India	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

22-Jun-2006	2008-518369	Japan	Surgical Access Instruments for use with spinal or orthopedic surgery	Published

20-Dec-2007	11/993,280	US — UTIL	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

25-Jun-2008	08107050.4	Hong Kong	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

18-Sep-2008	61/098041	US — PROV	Surgical Access Instruments for use with Delicate Tissues (Brain)	Converted

25-May-2009	2670631	Canada	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending — annuity due 11/27/10

26-May-2009	06840022.5	Europe	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending — annuity due 11/30/10

26-May-2009	1977/KOLNP/2009	India	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending — exam due 11/27/10

27-May-2009	2009-539227	Japan	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

26-Jun-2009	2009124446	Russia	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

27-Jul-2009	200680056889.9	China	Surgical Access Instruments for use with Delicate Tissues (Brain)	Hong Kong due 6/30/10

21-Aug-2009	12/545686	US — CON	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

21-Aug-2009	12/545719	US — CON	Surgical Access Instruments for use with Delicate Tissues (Brain) (apparatus claims)	Pending

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

Trademarks

VYCOR MEDICAL is a registered trademark, (registered 3,482,285 — 8/5/2008) and VIEWSITE is pending registration as a trademark with the United States Patent and Trademark Office.

Insurance

We presently have Directors' and Officers' Liability Insurance and Product Liability insurance.

Government Regulations

We are committed to an integrated total quality management system. We have completed the necessary procedures and are certified to the ISO standards expected of medical device manufacturers as follows:

ISO 13485:2003 Medical Devices – Quality Management Systems

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

– Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

– EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

– ISO 13485.2003

– HPB Licensing for Canada

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

Most Class I devices are exempt from pre-market notification (510(k)) or PMA. However Class I devices are subject to "general controls," including compliance with FDA manufacturing requirements (Quality System Regulation (QSR), sometimes referred to as current good manufacturing practices or CGMPs), adverse event reporting, labeling and other requirements. Class II devices are subject to general controls and to the pre-market notification requirements under Section 510(k) of the FD&C Act. For a 510(k) to be cleared by the FDA, the manufacturer must demonstrate to the FDA that a device is substantially equivalent to another legally marketed device that was either cleared through the 510(k) process or on the market prior to 1976. It generally takes four to twelve months from the date of submission to obtain 510(k) clearance although it may take longer. Class III is the most stringent regulatory category for devices. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls. Class III devices are usually those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Class III devices also include devices that are not substantially equivalent to other legally marketed devices. To obtain approval to market a Class III device, a manufacturer must obtain FDA approval of a PMA application. The PMA process requires more data, including ordinarily data from clinical studies testing the device in humans, takes longer and is typically a significantly more complex and expensive process than the 510(k) procedure. Clinical studies of devices in humans is also subject to regulation by the FDA. Testing must be conducted in compliance with the investigational device exemption (IDE) regulations.

According to the US FDA, our products have been classified as Class II products and cleared for marketing through the 510(k) process.

We can provide no assurance that we will be able to maintain and obtain clearances or approvals needed to introduce new products and technologies. After a device is placed on the market, numerous regulatory requirements apply. These include:

•	quality system regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
•	labeling regulations, which prohibit the promotion of products for unapproved or "off-label" uses and impose other restrictions on labeling; and
•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the three months ended March 31, 2010 and 2009:

Three months ended:	2010	2009	Increase/ (Decrease)

Revenue:
Sales	$64,285	$70,088	$(5,803)
Cost of Goods Sold	12,498	9,503	2,995
Gross Profit	51,787	60,585	(8,798)
Operating expenses:
Research and development	4,886	-	4,886
General and administrative	353,765	341,965	11,800
Operating loss	(306,864)	(281,380)	(25,484)
Interest Expense	69,137	138,754	(69,617)
Net loss	$(376,001)	$(420,134)	$44,133

Revenue:

The company recorded revenue of $64,285 from the sale of our products in the three months ended March 31, 2010 compared to $70,088 in the three months ended March 31, 2009. This included sales of various quantities of each of the twelve sizes of its Brain Access System product to both domestic and international customers.

Research and Development Expenses:

Research and development expenses increased from $0 to $4,886 for the three months ended March 31, 2010.

General and Administrative Expenses:

General and administrative expenses increased by $11,800 from $341,965 for the three months ended March 31, 2009 to $353,765 for the three months ended March 31, 2010.

Interest Expense:

The company recorded interest expense of $69,137 and $138,754 for the three months ended March 31, 2010 and 2009, respectively. The decrease in interest expense is attributable to a conversion of debentures to equity.

Liquidity and Capital Resources

As of March 31, 2010, we had $53,261 cash, a working capital deficit of $728,534 and an accumulated deficit of $5,252,689 through March 31, 2010. Our operating activities used $331,807 in cash for the quarter period ended March 31, 2010.

The Company is reliant on future funding in accordance with a recapitalization agreement it signed with Fountainhead Capital Management Limited. This agreement calls for the advancement to the Company of monthly operating proceeds through August 2010 subject to the Company meeting certain financial benchmarks. The Company believes it would not have enough cash to meet its various cash needs without this funding, and could not meet its obligations beyond August 2010 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2009, relative to our ability to continue as a going concern. This means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The company has incurred losses since inception, including net losses of $1,141,383 for the year ended December 31, 2009 and $376,001 for the three months ended March 31, 2010, and expects to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. The company has incurred negative cash flows from operations since inception. As of March 31, 2010 and December 31, 2009, the company had stockholders' deficiencies of $5,252,689 and $4,876,688, respectively, and cash and cash equivalents balance of $53,261 and $12,771 at March 31, 2010 and December 31, 2009, respectively. Since there is no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. In these circumstances the Company believes it may not have enough cash to meet ongoing cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the

Company to finance its operations on acceptable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Critical Accounting Policies and Estimates

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Currently, the Company estimates depreciation, amortization of intangible assets, and the fair values of options and warrants.

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

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended March 31, 2010 and 2009, the amounts charged to research and development expenses were $4,886 and $0, respectively.

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

Fair Values of Financial Instruments

At March 31, 2010 and 2009, fair values of cash and cash equivalents, accounts payable, convertible promissory notes, and options and warrants approximate their carrying amount due to the short period of time to maturity and various fair value model calculations.

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

The Company reviews existing patents as well as those in the approval process for impairment on an annual basis using a present value, cash flow method pursuant to Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets. Since the Company's patents are either very new or still in the process of approval, the Company does not believe that any impairment of these amounts exists.

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
The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were adequate and effective.

(b)	Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2010, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A.RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On January 11, 2010, the Company issued 531,376,500 shares of common stock to Fountainhead Capital Management Limited in accordance with the terms of a Debenture Exchange Agreement dated as of December 29, 2009 (see Exhibit 4.1 to the Company's Form 8-K Current Report filed with the SEC on January 6, 2010).

On January 11, 2010, the Company issued 4,000,000 shares of common stock to Jodi Yeager on the conversion of $50,000 face value of the Company's convertible debenture.

On January 11, 2010, the Company issued 8,787,600 shares of common stock to Panamerica Capital Group, Inc. on the conversion of $109,845 face value of the Company's convertible debenture.

On January 11, 2010, the Company issued 9,187,600 shares of common stock to Hyperlink Media, LLC on the conversion of $114,845 face value of the Company's convertible debenture.

On January 11, 2010, the Company issued 10,320,000 shares of common stock to Karen Ginder on the conversion of $129,000 face value of the Company's convertible debenture.

On January 11, 2010, the Company issued 4,000,000 shares of common stock to Accessible Development Corp. on the conversion of $50,000 face value of the Company's convertible debenture.

On January 11, 2010, the Company issued 16,000,000 shares of common stock to Altitude Group, LLC on the conversion of $200,000 face value of the Company's convertible debenture.

On January 11, 2010, the Company issued 6,000,000 shares of common stock to Mario Zachariou on the conversion of $75,000 face value of the Company's convertible debenture.

On January 11, 2010, the Company issued 6,000,000 shares of common stock to Anthony Cantor on the conversion of $75,000 face value of the Company's convertible debenture.

On January 12, 2010, SLJ Consulting Corp. purchased 80,000 shares of the Company's series B Preferred Stock for $80,000 cash.

On January 12, 2010, Joseph Simone purchased 35,000 shares of the Company's series B Preferred Stock for $35,000 cash.

On February 23, 2010, in consideration for services provided to the Board of Directors (valued at $10,000), the Company issued 800,000 shares of its common stock to Steven Girgenti.

On March 11, 2010, Kenneth D. Watkins purchased 25,000 shares of the Company's series B Preferred Stock for $25,000 cash.

On April 13, 2010, Jane G. Ellis purchased 6,666,667 shares of the Company's common stock for $100,000 cash.

On May 1, 2010, Jack Lens purchased 3,333,333 shares of the Company's common stock for $50,000 cash.

On May 4, 2010, Myles K. Wittenstein purchased 3,300,000 shares and Guri Dauti purchased 2,333,333 shares for $49,500 and $35,000 cash, respectively.

On May 5, 2010, Thomas Ambrose purchased 3,333,333 shares, George Crawford purchased 13,333,333 shares, and Glenn Fleischacker purchased 3,333,333 shares for $50,000, $200,000, and $50,000 cash, respectively.

On May 7, 2010, Stanley Katz purchased 6,000,000 shares, Duane John Renfro purchased 3,333,333 shares, Gerda van Hoeydonck purchased 3,333,333 shares, and Datavision Computer Video, Inc. purchased 1,666,667 shares for $90,000, $50,000, $50,000, and $25,000 cash, respectively.

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2010.

VYCOR MEDICAL, INC.

By:	/s/ Kenneth T. Coviello
Kenneth T. Coviello
Chief Executive Officer and Director (Principal Financial Officer)

/s/ Heather N. Vinas
Heather N. Vinas
President and Director (Principal Executive Officer)