Form 10-Q
period 2010-06-30
VYCOR MEDICAL INC
filed 2010-08-16
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended_________June 30, 2010_______________

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
Yes ☐   No ☑

There were 675,357,950 shares outstanding of registrant’s common stock, par value $.0001 per share, as of July 31, 2010.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☑

TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	$133,116	$12,771
Accounts receivable	62,612	29,748
Inventory	54,861	41,967
Prepaid expenses	51,489	22,369
	302,078	106,855

Fixed assets, net	181,369	191,009

Other assets:
Patents, net of accumulated amortization	84,619	93,704
Website, net of accumulated amortization	5,487	7,042
Security deposits	3,633	2,350
	93,739	103,096

TOTAL ASSETS	$577,186	$400,960

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$152,839	$336,942
Accrued interest	23,647	2,904
Accrued liabilities	113,499	62,002
Notes payable	360,279	1,111,053
TOTAL LIABILITIES	650,264	1,512,901

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 140,000 and 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	14	-
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 674,545,450 and 557,798,599 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	67,455	55,780
Additional Paid-in Capital	5,573,221	3,708,967
Accumulated Deficit	(5,713,768)	(4,876,688)

	(73,078)	(1.111,941)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$577,186 $	400,960

See accompanying notes to financial statements

YCOR MEDICAL, INC.

Statement of Operations

	For the three months ended June 30,
	2010	2009
	(unaudited)	(unaudited)

Revenue	$74,817	$42,301

Cost of Goods Sold	8,777	5,331

Gross Profit	66,040	36,970

Operating expenses:
Research and development	762	-
General and administrative	499,309	234,045

Total Operating expenses	500,071	234,045

Operating loss	(434,031)	(197,075)

Interest expense	27,047	54,639

Net Loss	$(461,078)	$(251,714)

Loss Per Share
Basic and diluted	$(0.001)	$(0.010)

Weighted Average Number of Shares Outstanding	649,281,287	26,356,638

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Statement of Operations

	For the six months ended June 30,
	2010	2009
	(unaudited)	(unaudited)

Revenue	$139,103	$112,389

Cost of Goods Sold	21,275	14,834

Gross Profit	117,828	97,555

Operating expenses:
Research and development	5,648	-
General and administrative	853,076	576,011

Total Operating expenses	858,724	576,011

Operating loss	(740,896)	(478,456)

Interest expense	96,184	193,393

Net Loss	$(837,080)	$(671,849)

Loss Per Share
Basic and diluted	$(.001)	$(0.026)

Weighted Average Number of Shares Outstanding	631,918,392	26,207,774

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Statement of Cash Flows

	For the six months ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(837,080)	$(671,849)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	8,253	6,245
Depreciation of fixed assets	11,571	11,474
Amortization of debt discount expense	71,781	145,303
Share based compensation	130,488	62,296
Shares issued for consulting services	19,375	5,000
Interest satisfied with stock conversion	-	6,625

Changes in assets and liabilities:
Accounts receivable	(32,864)	62,624
Inventory	(12,894)	22,434
Prepaid expenses	(29,120)	(10,850)
Security deposit	(1,283)	-
Accounts payable	(184,103)	31,578
Accounts payable satisfied with common stock	14,025	-
Accrued interest	20,743	40,501
Accrued liabilities	51,497	107,558

Cash used in operating activities	(769,611)	(181,061)

Cash flows provided by / (used in) investing activities:
Purchase of fixed assets	(1,931)	-
Reduction of / (Acquisition of) patents	2,387	(150)
Cash provided by / (used in) investing activities	456	(150)

Cash flows from financing activities:
Proceeds from sale of equity – Common stock	749,500	-
Proceeds from sale of equity - Series B preferred	140,000	-
Proceeds from short term Notes Payable	291,500	40,000
Repayment of short term Notes Payable	(291,500)	-
Cash provided by financing activities	889,500	40,000
Net increase (decrease) in cash	120,345	(141,211)

Cash at beginning of period	12,771	196,138

Cash at end of period	$133,116	$54,927

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-

Taxes paid	$2,078	$300

Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$803,690	$250,000

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009.

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

Research and Development

The Company expenses all research and development costs as incurred. For the six months ended June 30, 2010 and 2009, the amounts charged to research and development expenses were $5,648 and $0, respectively.

 Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At June 30, 2010 and 2009, fair values of cash, accounts receivable, accounts payable, and accrued expenses short term promissory notes approximate their carrying amount due to the short period of time to maturity. The fair value of the Company’s long term debt is based on the present value using a discount rate comparable with borrowing rates available to the Company along with various fair value model calculations used to value certain debt related securities.

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and ten years.

Income taxes

Based upon relevant FASB standard, deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The Company has provided a full valuation allowance against the gross deferred tax asset as of June 30, 2010 as it is more likely that this deferred tax asset will not be realized.

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

 The Company’s convertible debentures are the only items that are subject to these standards as of June 30, 2010 as follows:

Unobservable inputs (level 3)	$360,279

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,	December 31,
	2010	2009
Stock options outstanding	833,333	1,000,000

Warrants to purchase common stock	66,139,264	35,493,174

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

Going Concern

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $837,080 for the six months ended June 30, 2010, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of June 30, 2010, the Company had a stockholders’ deficiency of $73,078 and cash and cash equivalents of $133,116. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities.  There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Under a previously disclosed agreement entered into with Fountainhead Capital Management Limited, Fountainhead agreed to fund or procure funding for the Company’s monthly operating proceeds through August 2010 subject to the Company meeting certain financial benchmarks.  Fountainhead has agreed to extend this commitment through September 30, 2010 pending discussions with the Company relative to the terms and conditions of a longer extension, including finalization of a budget covering the extension period.

4.	NOTES PAYABLE

 As of June 30, 2010 and December 31, 2009, Notes Payable consists of:

	June 30, 2010	December 31, 2009

On December 29, 2009, in conjunction with a debt restructuring (see Note 5) the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited.  This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.  The Holder is entitled to convert all or any amount of the principal face amount of the debenture into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $21,427, which was being amortized over the expected life of the loan. As of December 31, 2009, the note reflects an unamortized discount of $21,252.  On May 14, 2010, this loan was satisfied.
	-	48,748

On December 29, 2009, in conjunction with a debt restructuring (see Note 5), the Company issued a convertible debenture in the amount of $371,362 payable to Fountainhead Capital Management Limited.  This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.  The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $113,675, which is being amortized over the expected life of the loan. On May 14, 2010, the due date for satisfaction was extended to June 30, 2011.  The note reflects an unamortized discount of $68,155 and $112,747 as of June 30, 2010 and December 31, 2009, respectively.
	303,207	258,615

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

On February 3, 2010, the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited.  This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.  The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $19,863, which is being amortized over the expected life of the loan. On May 14, 2010, the due date for satisfaction was extended to June 30, 2011.  The note reflects an unamortized discount of $12,928 as of June 30, 2010.
	57,072	-

Total Notes Payable:	$360,279	$1,111,053

 The following is a schedule of future minimum loan payments:

Twelve months ending June 30,	Amount
2011	$441,362
2012	-
2013	-
2014	-
2015	-
Thereafter	-
Total	$441,362
Less debt discount	81,083
$360,279

As of June 30, 2010, the Company's entire notes payable is secured by a first security interest in all of the assets of the Company.

5.	EQUITY

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

In accordance with an agreement with Joe Simone for consulting services relating to identifying sales and marketing opportunities, increasing investor awareness of the Company, identifying potential new investors who might have an interest in investing in the Company, and other activities in the furtherance of the above, the Company issued 750,000 shares of its Common Stock valued at $9,375.

On April 14, 2010, by action by written consent of the Board of Directors, the Company developed the 2010 Professional/Consultant Stock Compensation Plan.  Further, a Form S-8 Registration Statement was filed with the Securities and Exchange Commission on April 16, 2010, registering 934,986 shares for the Plan’s use.  It was further resolved that these shares be issued to Gregory Sichenzia for services provided to the Company by Sichenzia Ross Friedman Ference LLP, valued at $14,025.

From April 13, 2010 through May 10, 2010, the Company accepted Subscription Agreements from eleven subscribers for the purchase of its Common Stock. In accordance with these Agreements, 49,966,665 shares were purchased at $0.015 per share, totaling $749,500. Approximately $72,500 of reimbursable out-of-pocket costs were incurred by consultants in furtherance of these transactions..

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

For employee based awards which consist only of awards made under the “Stock Option Plan” described below, the company follows relevant FASB standards which require companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  There were no employee stock options granted for the six months ended June 30, 2010.

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

Initial grants totaling 500,000 shares each were issued on February 13, 2008 to Kenneth T. Coviello, Chief Executive Officer and Heather N. Vinas, President at an exercise price of $.135 per share.  The options vest 33 1/3 % on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Accordingly, for the six months ended June 30, 2010, the Company recognized share-based compensation amounts of $28,920 and $28,920, for each of the respective grants.

The maximum number of shares of stock which maybe delivered under the plan shall automatically increase by a number sufficient to cause the number of shares covered by the plan to equal 10% of the total number of shares of stock then outstanding on a fully diluted basis.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of June 30, 2010 there were no awards of any stock appreciation rights.

Consulting Agreement

Heather N. Vinas Consulting Agreement

On May 14, 2010, upon the resignation and foregoing of the existing employment agreement, Heather N. Vinas ("Vinas") entered into a Consulting Agreement to provide transition services to the Company to assist in a seamless and smooth transition from her position with the Company. In this regard, Vinas will make herself available for up to five hours per month to provide services to the Company and will communicate with the Company's customers, related physicians, vendors and other persons or entities who do business with the Company to advise them of the new capacity under which she shall operate in support of the Company's good and continued relationships with such persons and entities. In consideration of these services, beginning in July, 2010 the Company will pay Vinas $6,250 per month over the 12 month term of the Consulting Agreement.

Outstanding Rights, Options, and Warrants

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted average exercise price per share

Outstanding at January 1, 2007	4,144,300	0.43

Granted	1,143,408	0.32
Exercised
Cancelled or expired
Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised
Cancelled or expired	(192,576)	0.24
Outstanding at December 31, 2008	6,460,920	$0.39

Granted	32,900,132	0.01
Exercised
Cancelled or expired	(3,867,878)	0.40
Outstanding at December 31, 2009	35,493,174	$0.03

Granted	39,063,670	0.01
Exercised
Cancelled or expired	(8,417,579)	0.01
Outstanding at June 30, 2010	66,139,265	$0.02

STOCK OPTIONS:

		Weighted average
	Number of shares	exercise price per share

Outstanding at January 1, 2007	-	-

Granted
Exercised
Cancelled or expired
Outstanding at December 31, 2007	-	-

Granted	1,050,000	0.14
Exercised
Cancelled or expired
Outstanding at December 31, 2008	1,050,000	$0.14

Granted
Exercised
Cancelled or expired	(50,000)	0.14
Outstanding at December 31, 2009	1,000,000	$0.14

Granted
Exercised
Cancelled or expired	(166,667)	0.14
Outstanding at June 30, 2010	833,333	$0.14

In consideration for being the Company's strategic business advisor, in 2007 the Company issued a warrant to Martin Magida to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the agreement. For the six months ended June 30, 2010, $2,228 was recognized as share-based compensation in connection with this agreement.

Under the terms of a consulting agreement dated February 2010, the Company issued warrants to Fountainhead Capital Management to purchase up to 39,063,670 shares of the Company's common stock at $.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the agreement. For the six months ended June 30, 2010, $68,193 was recognized as share-based compensation in connection with this agreement.

In consideration for providing advisory services in 2007, the Company issued a warrant to Robert Guinta to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the agreement. For the year ended June 30, 2010, $2,228 was recognized as share-based compensation in connection with this agreement.

As of June 30, 2010, there was approximately $49,000 of total unrecognized compensation costs related to non-vested stock options awards, which are expected to be recognized over a weighted average period of approximately 1.3 years.

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

Stock-based compensation expense charged to operations on options and warrants granted to the above non-employees for the six months ended June 30, 2010 is $72,649.

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

	June 30, 2010	December 31, 2009

Gross deferred tax assets	1,288,000	1,032,500
Valuation allowance	(1,288,000)	(1,032,500)
Net deferred tax asset	—	—

As of June 30, 2010 and December 31, 2009, the Company has U.S. federal net operating loss carryforwards of approximately $3,680,000 and $2,950,000, respectively.  The federal net operating loss carryforwards expire in the tax years 2027 through 2030.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of June 30, 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2006 forward. There are no tax examinations currently in progress.

8.   COMMITMENTS AND CONTINGENCIES

Lease

The Company executed a lease agreement for administrative office space at its current location at 80 Orville Drive, Bohemia, New York.  The lease term is nine months ending October 31, 2010.  Payments under this lease include fixed amounts for occupancy, plus additional charges for common area, phone equipment, phone usage, secure inventory storage area, office services, and other consumables.  Rental expense for the six months ended June 30, 2010 and 2009 were $17,108 and $11,708, respectively.

9.  SUBSEQUENT EVENTS

Common Stock Subscriptions

On August 11, 2010, in consideration for services provided to the Board of Directors (valued at $5,000), the Company issued 250,000 shares of its common stock to Steven Girgenti.

On August 11, 2010, in consideration for services provided to the Board of Directors (valued at $6,000), the Company issued 300,000 shares of its common stock to Ramin Rak, M.D., P.C.

On August 11, 2010, in consideration for services provided to the Board of Directors (valued at $5,250), the Company issued 262,500 shares of its common stock to Konstantin V. Slavin.

In August 2010, the Company received subscription agreements from four investors to purchase an aggregate of 6,571,429 shares of Company common stock at a price of $0.0175 per share for aggregate gross proceeds of $115,000.

Amendment to Certificate of Incorporation

Effective July 11, 2010, the Company amended its Certificate of Incorporation to increase the Company's authorized capital to 1,510,000,000 shares comprising 1,500,000,000 shares of Common Stock par value $.0001 per share and 10,000,000 shares of Preferred Stock par value $0.0001 per share.

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

Overview of Business

          Vycor Medical Inc. is a medical device company headquartered in Bohemia, NY that designs, develops and markets medical devices for use in neurosurgery. The company is ISO 13485:2003 compliant, has U.S. FDA 510(k) clearance for brain and spine surgeries, CE Marking for Europe and Canadian HPB licensing for sale in Canada of its brain retractors. The Company has developed its first product, the ViewSite Brain Access System (VBAS), a next generation brain retractor system. This is now commercialized and revenue generating. The VBAS addresses a market that has not changed materially in over 50 years in contrast to development in surgical technologies.

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

International Sales

          In Canada, the company has an exclusive agreement with a distributor focused in neurosurgery. In Europe, the company has agreements with five exclusive distributors who are also focused in neurosurgery. In China, Vycor has entered into a distribution agreement, for its VBAS. The Company has filed for but not yet received SFDA approval, which is required to sell and market products in this country.

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

Customers

The Company sells to regional distributors and hospitals. The Company believes that its products currently are being evaluated or utilized in approximately 80 hospitals in the United States. In addition, in 2009 (and in the six months ended June 30, 2010) international sales accounted for approximately 25% of revenues.

Intellectual Property

Patent Applications

          Below is a table setting out the status and particulars of our patent applications:

Filing date	Application No.	Country	Title	Status

22-Jun-2005	60/692,959	US – PROV	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	Converted

22-Jun-2006	PCT/US06/24243	PCT	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	National Phase Completed

27-Nov-2006	PCT/US06/61246	PCT	Surgical Access Instruments for use with Delicate Tissues (Brain)	National Phase Completed

22-Jun-2006	2613323	Canada	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending – annuity due 6/22/11; Deferred exam due 06/22/11

22-Jun-2006	06785312.7	Europe	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending – annuity due 6/22/11

22-Jun-2006	299/KOLNP/2008	India	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

22-Jun-2006	2008-518369	Japan	Surgical Access Instruments for use with spinal or orthopedic surgery	Published

20-Dec-2007	11/993,280	US – UTIL	Surgical Access Instruments for use with spinal or orthopedic surgery	Published

25-Jun-2008	08107050.4	Hong Kong	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

18-Sep-2008	61/098041	US – PROV	Surgical Access Instruments for use with Delicate Tissues (Brain)	Converted

25-May-2009	2670631	Canada	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending – annuity due 11/27/10; Request exam due 11/27/11

27-Nov-2006	06840022.5	Europe	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published – annuity due 11/30/10

27-Nov-2006	1977/KOLNP/2009	India	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending – Request exam due 11/27/10

27-Nov-2006	2009-539227	Japan	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published

27-Nov-2006	2009124446	Russia	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending – Response due 08/16/10

27-Nov-2006	200680056889.9	China	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published – Response due 11/02/10

21-Aug-2009	12/545686	US – CON	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published

21-Aug-2009	12/545719	US – CON	Surgical Access Instruments for use with Delicate Tissues (Brain) (apparatus claims)	Published

20-Jun-2010	10106385.8	Hong Kong	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

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

Results of Operations

Comparison of the Three Months Ended June 30, 2010 to the Three Months June 30, 2009

The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the three months ended June 30, 2010 and June 30, 2009

Three months ended:	2010	2009	Increase/ (Decrease)

Revenue:
Sales	$74,817	$42,301	$32,516
Cost of Goods Sold	8,777	5,331	3,446
Gross Profit	66,040	36,970	29,070
Operating expenses:
Research and Development	762	-	762
General and administrative	499,309	234,045	265,264
Operating loss	(434,031)	(197,075)	236,956
Interest Expense	27,047	54,639	(27,592)
Net Loss	$(461,078)	$(251,714)	$209,364

Revenue:

The company recorded revenue of $74,817 from the sale of our products in the three months ended June 30, 2010, an increase of 77% for the same period in 2009. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. Gross margin of 88% was achieved in the three months ended June 30, 2010 compared to 87% for the same period in 2009, however gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales which vary quarter by quarter.

Research and Development Expense:

Research and development expenses were $762 compared $0 for the three months ended June 30, 2009.

General and Administrative Expenses:

General and administrative expenses increased by $265,264 to $499,309 for the three months ended June 30, 2010 from $234,045 for the three months ended June 2009.

Following the recapitalization transaction that closed on December 29, 2009 board Vycor has embarked on a period of heightened sales and marketing activity and engagement with distributors and hospital customers following a prolonged period of reduced activity in 2009 as a result of capital constraints. This has lead to an increase in the marketing-related costs of the Company. Vycor has also carried out a series of fundraisings since the closing of the recapitalization, which has resulted in additional cash and non-cash expenses.

The increases for the three months ended June 30, 2010 over the three months ended June 30, 2009 are attributable to an increased level of sales and marketing activity, fundraising fees and related costs, offset by a reduction in corporate activity, as follows:

Total G&A expenses for the three months ended June 30, 2010	$234,045

Increase in marketing expenditure and travel costs	117,457
Decrease in sales commissions from sales mix change	(7,051)
Increase in personnel costs	22,709
Fundraising costs	72,500
Increase in non-cash consulting fees	9,659
Increase non-cash warrant/option recognition expense	68,192
Reduction in professional fees from reduced corporate activity	(32,325)
Increase in other operating expenses	14,123

Total G&A expenses f or the three months ended June 30, 2010	$499,309

Warrant and Option Recognition Expense

Included within General and Administrative expenses above is a non-cash charge for share based compensation as the result of amortizing warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2010 was $70,420, an increase of $68,193 over the three months ended June 30, 2009.

Interest Expense:

Interest expense for the three months ended June 30, 2010 was reduced by $27,592 to $27,047 from $54,639 for the three months ended June 30, 2009, as a result of debt reduction.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the six months ended June 30, 2010 and June 30, 2009

Six months ended:	2010	2009	Increase/ (Decrease)

Revenue:
Sales	$139,103	$112,389	$26,714
Cost of Goods Sold	21,275	14,834	6,441
Gross Profit	117,828	97,555	20,273
Operating expenses:
Research and Development	5,648	-	5,648
General and administrative	853,076	576,011	277,065
Operating loss	(740,896)	(478,456)	262,440
Interest Expense	96,184	193,393	(97,209)
Net Loss	$(837,080)	$(671,849)	$165,231

Revenue:

The company recorded revenue of $139,103 from the sale of our products in the six months ended June 30, 2010, an increase of 19% for the same period in 2009 and. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. Gross margin of 85% was achieved in the six months ended June 30, 2010 compared to 87% for the same period in 2009. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales which vary quarter by quarter.

Research and Development Expense:

Research and development expenses were $5,648 compared to $0 for the six months ended June 30, 2009.

General and Administrative Expenses:

General and administrative expenses increased by $277,065 to $853,076 for the six months ended June 30, 2010 from $576,011 for the six months ended June 2009.

Following the recapitalization transaction that closed on December 29, 2009 board Vycor has embarked on a period of heightened sales and marketing activity and engagement with distributors and hospital customers following a prolonged period of reduced activity in 2009 as a result of capital constraints. This has lead to an increase in the marketing-related costs of the Company. Vycor has also carried out a series of fundraisings since the closing of the recapitalization, which has resulted in additional cash and non-cash expenses.

The increases for the six months ended June 30, 2010 over the six months ended June 30, 2009 are attributable to an increased level of sales and marketing activity, fundraising fees and related costs, offset by a reduction in corporate activity and a reduction in personnel costs, as follows:

Total G&A expenses for the six months ended June 30, 2009	$576,011

Increase in marketing expenditure and travel costs	150,849
Decrease in sales commissions from sales mix change	(5,118)
Decrease in personnel costs	(29,567)
Fundraising costs	72,500
Increase in non-cash consulting fees	33,752
Increase non-cash warrant/option recognition expense	68,192
Reduction in professional fees from reduced corporate activity	(27,077)
Increase in other operating expenses	13,534

Total G&A expenses for the six months ended June 30, 2010	$853,076

Warrant and Option Recognition Expense

Included within General and Administrative expenses above is a non-cash charge for share based compensation as the result of amortizing warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2010 was $130,487, an increase of $68,193 over the six months ended June 30, 2009.

Interest Expense:

Interest expense for the six months ended June 30, 2010 was reduced by $97,209 to $96,184 from $193,393 for the six months ended June 30, 2009, as a result of debt reduction.

Balance Sheet, Liquidity and Capital Resources

As of June 30, 2010 we had $133,116 cash, a working capital deficit of $348,186 and an accumulated deficit of $5,713,768 through June 30, 2010. The Stockholders’ deficit at June 30, 2010 was $73,078, an improvement from $1,111,941 at December 31, 2009.  Debt at June 30, 2010 was $360,279 a reduction from $1,111,053 in December 2009.

Our operating activities used $769,611 in cash for the six months ended June 30, 2010.  Aside from the increased operating expenses discussed above, the Company has significantly reduced historic payables, from $336,942 in December 2009 to $152,839 in June 2010, and increased operating assets. This is accounted for as follows:

Net cash loss adjusted for change in accrued interest	$574,869
Reduction in accounts payable	170,078
Increase in accounts receivable and inventory	45,758
Purchase of new molds not yet delivered	18,380
Net Change in other assets and liabilities	(39,474)

$769,611

Under a previously disclosed agreement entered into with Fountainhead Capital Management Limited, Fountainhead agreed to fund or procure funding for the Company’s monthly operating proceeds through August 2010 subject to the Company meeting certain financial benchmarks.  Fountainhead has agreed to extend this commitment through September 30, 2010 pending discussions with the Company relative to the terms and conditions of a longer extension, including finalization of a budget covering the extension period.

 Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2009, relative to our ability to continue as a going concern. This means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The company has incurred losses since inception, including net losses of $1,141,383 for the year ended December 31, 2009 and $837,080 for the six months ended June 30, 2010, and expects to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. The company has incurred negative cash flows from operations since inception. As of June 30, 2010 and December 31, 2009, the company had an accumulated deficit of $5,713,768 and $4,876,688, respectively, and cash and cash equivalents balance of $133,116 and $12,771 at June 30, 2010 and December 31, 2009, respectively. Since there is no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  In these circumstances the Company believes it may not have enough cash to meet ongoing cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities.  There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended June 30, 2010 and 2009, the amounts charged to research and development expenses were $762 and $0, respectively.

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

Fair Values of Financial Instruments

At June 30, 2010 and 2009, fair values of cash and cash equivalents, accounts payable, convertible promissory notes, and options and warrants approximate their carrying amount due to the short period of time to maturity and various fair value model calculations.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2010, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On January 11, 2010, the Company issued 531,376,500 shares of common stock to Fountainhead Capital Management Limited in accordance with the terms of a Debenture Exchange Agreement dated as of December 29, 2009 (see Exhibit 4.1 to the Company’s Form 8-K Current Report filed with the SEC on January 6, 2010).

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

In accordance with the previously filed Certificate of Designation, during the period January 2010 through March 2010, the Company sold 140,000 shares of Series B Preferred Stock during the current fiscal year for an aggregate amount of $140,000.  These shares yield dividends of 8% per annum, payable in cash or stock at the Company’s sole discretion.  Series B Preferred Stock can be converted into the Company’s Common Stock at a multiple of 80 common shares per Series B share at the holder’s discretion, or can be redeemed by the Company using the equivalent multiple after the issue’s one year anniversary.

In accordance with an agreement with Joe Simone for consulting services relating to identifying sales and marketing opportunities, increase investor awareness of the Company, identify potential new investors who might have an interest in investing in the Company, and other activities in the furtherance of the above, in April 2010, the Company issued 750,000 shares of its Common Stock valued at $9,375.

On April 14, 2010, by action by written consent of the Board of Directors, the Company developed the 2010 Professional/Consultant Stock Compensation Plan.  Further, a Form S-8 Registration Statement was filed with the Securities and Exchange Commission on April 16, 2010, registering 934,986 shares for the Plan’s use.  It was further resolved that these shares be issued to Gregory Sichenzia for services provided to the Company by Sichenzia Ross Friedman Ference LLP, valued at $14,025.

From April 13, 2010 through May 10, 2010, the Company accepted Subscription Agreements from eleven subscribers for the purchase of its Common Stock. In accordance with these Agreements, 49,966,665 shares were purchased at $0.015 per share, totaling $749,500. Approximately $72,500 of reimbursable out-of-pocket costs were incurred by consultants in furtherance of these transactions.

On August 11, 2010, in consideration for services provided to the Board of Directors (valued at $5,000), the Company issued 250,000 shares of its common stock to Steven Girgenti.

On August 11, 2010, in consideration for services provided to the Board of Directors (valued at $6,000), the Company issued 300,000 shares of its common stock to Ramin Rak, M.D., P.C.

On August 11, 2010, in consideration for services provided to the Board of Directors (valued at $5,250), the Company issued 262,500 shares of its common stock to Konstantin V. Slavin.

In August 2010, the Company received subscription agreements from four investors to purchase an aggregate of 6,571,429 shares of Company common stock at a price of $0.0175 per share for aggregate gross proceeds of $115,000.

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

Amendment to Certificate of Incorporation

Effective July 11, 2010, the Company amended its Certificate of Incorporation to increase the Company's authorized capital to 1,510,000,000 shares comprising 1,500,000,000 shares of Common Stock par value $.0001 per share and 10,000,000 shares of Preferred Stock par value $0.0001 per share.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2010.

VYCOR MEDICAL, INC.

By:	/s/ Kenneth T. Coviello
Kenneth T. Coviello
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)