Form 10-Q/A
period 2010-03-31
VYCOR MEDICAL INC
filed 2010-10-21
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q/A

Amendment #1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended_________March 31, 2010_______________

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

EXPLANATORY NOTE

Vycor Medical, Inc. (the “Company) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was originally filed with the Securities and Exchange Commission (the “Commission”) on May 24, 2010 (the “Original Filing”), for the purpose of amending the original Exhibits 31.1 and 31.2 to comply with Item 601(b)(31) of Regulation S-K.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates.  Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

TABLE OF CONTENTS

PART II

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART II

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 19, 2010.

VYCOR MEDICAL, INC.

By:	/s/ Kenneth T. Coviello
Kenneth T. Coviello
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.