Form 10-Q/A
period 2010-06-30
VYCOR MEDICAL INC
filed 2010-10-21
CIK 1424768

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

EXPLANATORY NOTE

Vycor Medical, Inc. (the “Company) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 16, 2010 (the “Original Filing”), for the purpose of amending the original Exhibits 31.1 and 31.2 to comply with Item 601(b)(31) of Regulation S-K.

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