Form 10-Q
period 2010-09-30
VYCOR MEDICAL INC
filed 2010-11-15
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 September 30, 2010

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

There were 696,554,718 shares outstanding of registrant's common stock, par value $.0001 per share, as of October 31, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Balance Sheets

	September 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
Current Assets
Cash	$44,142	$12,771
Accounts receivable	75,616	29,748
Inventory	41,265	41,967
Prepaid expenses	76,922	22,369
	237,945	106,855

Fixed assets, net	175,535	191,009

Other assets:
Patents, net of accumulated amortization	86,646	93,704
Website, net of accumulated amortization	4,710	7,042
Security deposits	3,633	2,350
	94,989	103,096

TOTAL ASSETS	$508,469	$400,960

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$77,191	$336,942
Accrued interest	25,314	2,904
Accrued liabilities	136,471	62,002
Other current liabilities	21,158	-
Notes payable	496,215	1,111,053
TOTAL LIABILITIES	756,349	1,512,901

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 696,554,718 and 557,798,599 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	69,655	55,780
Additional Paid-in Capital	5,768,369	3,708,967
Accumulated Deficit	(6,085,904)	(4,876,688)

	(247,880)	(1.111,941)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$508,469	$400,960
See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Statement of Operations

	For the three months ended September 30,
	2010 (unaudited)	2009 (unaudited)

Revenue	$71,205	$44,198

Cost of Goods Sold	11,859	4,584

Gross Profit	59,346	39,614

Operating expenses:
Research and development	4,009	-
General and administrative	337,033	159,158

Total Operating expenses	341,042	159,158

Operating loss	(281,696)	(119,544)

Interest expense	90,440	33,477

Net Loss	$(372,136)	$(153,021)

Loss Per Share
Basic and diluted	$(0.001)	$(0.006)

Weighted Average Number of Shares Outstanding	683,067,846	26,411,189

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Statement of Operations

	For the nine months ended September 30,
	2010 (unaudited)	2009 (unaudited)

Revenue	$210,308	$156,587

Cost of Goods Sold	33,134	19,417

Gross Profit	177,174	137,170

Operating expenses:
Research and development	9,657	-
General and administrative	1,190,109	735,171

Total Operating expenses	1,199,766	735,171

Operating loss	(1,022,592)	(598,001)

Interest expense	186,624	226,869

Net Loss	$(1,209,216)	$(824,870)

Loss Per Share
Basic and diluted	$(0.002)	$(0.031)

Weighted Average Number of Shares Outstanding	650,384,814	26,225,958

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Statement of Cash Flows

	For the nine months ended September 30,
	2010 (unaudited)	2009 (unaudited)
Cash flows from operating activities:
Net loss	$(1,209,216)	$(824,870)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	13,172	9,729
Depreciation of fixed assets	17,405	17,212
Amortization of debt discount expense	152,864	145,303
Share based compensation	109,324	64,524
Shares issued for consulting services	35,625	17,437
Interest satisfied with stock conversion	7,102	6,625

Changes in assets and liabilities:
Accounts receivable	(45,868)	64,726
Inventory	702	27,125
Prepaid expenses	(54,553)	(10,471)
Security deposit	(1,283)	-
Accounts payable	(259,751)	27,671
Accounts payable satisfied with common stock	14,025	-
Accrued interest	22,410	73,733
Other current liabilities	21,158	-
Accrued liabilities	74,469	159,066

Cash used in operating activities	(1,102,415)	(222,190)
Cash flows provided by / (used in) investing activities:
Purchase of fixed assets	(1,931)	-
Reduction of / (Acquisition of) patents	(3,783)	(64,432)
Cash provided by / (used in) investing activities	(5,714)	(64,432)
Cash flows from financing activities:
Proceeds from sale of equity - Common stock	914,500	-
Proceeds from sale of equity - Series B preferred	140,000	-
Proceeds from short term Notes Payable	376,500	120,000
Repayment of short term Notes Payable	(291,500)	-
Cash provided by financing activities	1,139,500	120,000
Net increase (decrease) in cash	31,371	(166,622)

Cash at beginning of period	12,771	196,138
Cash at end of period	$44,142	$29,516

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-

Taxes paid	$2,078	$-

Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$803,690	$100,000

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009.

2.  FORMATION AND BUSINESS OF THE COMPANY

Business Description

Vycor Medical, LLC, (the "Company") was formed in September 17, 2005 under the laws of the State of New York. The Company converted its entity form on August 14, 2007 from a New York Limited Liability Company to a Delaware Corporation with 16,048 of common stock exchange for each partnership unit with 1122 units outstanding at date of conversion. The assets, liabilities and operations of the Company did not change pursuant to this reorganization, and the accompanying financial statements are presented as if the change occurred on the first day of the earliest period presented; thus all are references to number of shares prior to the date of conversion are based upon the common stock equivalent of the units. The Company's business plan is to develop and market a commercially feasible surgical access system for sale to hospitals and medical professionals.

3.  ACCOUNTING POLICIES

Research and Development

The Company expenses all research and development costs as incurred. For the nine months ended September 30, 2010 and 2009, the amounts charged to research and development expenses were $9,657 and $0, respectively.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At September 30, 2010 and 2009, fair values of cash, accounts receivable, accounts payable, and accrued expenses short term promissory notes approximate their carrying amount due to the short period of time to maturity. The fair value of the Company's long term debt is based on the present value using a discount rate comparable with borrowing rates available to the Company along with various fair value model calculations used to value certain debt related securities.

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and ten years.

Income taxes

Based upon relevant FASB standard, deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The Company has provided a full valuation allowance against the gross deferred tax asset as of September 30, 2010 as it is more likely that this deferred tax asset will not be realized.

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

Prior to the adoption of a stock option plan adopted on February 13, 2008, the Company only issued share based compensation to consultants for goods or services. The Company accounted for these transactions based upon the relevant FASB standards. Under these standards, options, warrants, and stock are recorded at their fair value on the measurement date. The Company remeasured the fair value of such instruments granted at each reporting period until performance under the consulting arrangements were completed and the measurement date was reached. The Company records the expense of such services on the estimate fair value of the equity instrument using the Black-Scholes pricing model. The initial expense is recognized over the term of the service agreement.

For future awards to employees, the Company will adopt the relevant FASB standard which requires the recognition of compensation expense for future stock-based compensation awards to employees. Using a fair-value-based method, for costs related to all share-based payments including stock options. These standards require companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. All option grants valued after January 1, 2006 are expensed on a straight-line basis over the vesting period.

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

There are three general valuation techniques that may be used to measure fair value, as described below:

a)  Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

b)   Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

c)   Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

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

The Company's convertible debentures are the only items that are subject to these standards as of September 30, 2010 as follows:

Unobservable inputs (level 3)	$ 496,215

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30, 2010	December 31, 2009
Stock options outstanding	833,333	1,000,000

Warrants to purchase common stock	116,766,670	35,493,172

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the FASB ASC 105-10, Generally Accepted Accounting Principles - Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures - Overall ("ASC 820-10") with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures - Overall - Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company's consolidated results of operations, financial condition or liquidity.

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

In April 2009, the FASB issued updated guidance relating to intangible asset valuation, which is included in the Codification in ASC 350-30-55, General Intangibles Other Than Goodwill - Implementation ("ASC 350-30-55"). ASC 350-30-55 amends ASC 350-30, Intangibles - Goodwill and Other, to identify the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30-55 is effective for fiscal years beginning after December 31, 2008. The Company adopted the amendment to ASC 350-30 effective January 1, 2009, and such amendment did not have a material effect on the Company's results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments - Overall - Transition and Open Effective Date Information ("ASC 825-10-65"). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10, Presentation - Interim Reporting - Overall, to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company's results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, Investments - Debt and Equity Securities - Overall -Transition and Open Effective Date Information ("ASC 320-10-65). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The adoption ASC 320-10-65 did not have a material impact on the Company's results of operations, financial position or liquidity.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events - Overall ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 amended the guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. Adoption of ASC 855-10, as amended, did not have a material impact on the Company's results of operations, financial position or liquidity.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) ("ASU 2009-05"). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures -Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company's results of operations, financial position or liquidity.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Going Concern

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,209,216 for the nine months ended September 30, 2010, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of September 30, 2010 the Company had a stockholders' deficiency of $247,880 and cash and cash equivalents of $44,142. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Under a previously disclosed agreement entered into with Fountainhead Capital Management Limited, Fountainhead agreed to fund or procure funding for Vycor Medical's monthly operating expenses through September 2010 subject to the Company meeting certain financial benchmarks. The Company entered into a new agreement on September 29, 2010 under which Fountainhead agreed to extend this commitment for Vycor Medical's operating expenses through August, 2011.

4.   NOTES PAYABLE

As of September 30, 2010 and December 31, 2009, Notes Payable consists of:

	September 30, 2010	December 31, 2009

On December 29, 2009, in conjunction with a debt restructuring (see Note 5) the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $21,427, which was being amortized over the expected life of the loan. As of December 31, 2009, the note reflects an unamortized discount of $21,252. On May 14, 2010, this loan was satisfied.	-	48,748

On December 29, 2009, in conjunction with a debt restructuring (see Note 5), the Company issued a convertible debenture in the amount of $371,362 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $113,675, which is being amortized over the expected life of the loan to original maturity. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011. The note reflects an unamortized discount of $0 and $112,747 as of September 30, 2010 and December 31, 2009, respectively.	371,362	258,615

On December 29, 2009, the Company issued a convertible debenture in the amount of $350,000 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to three parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	-	350,000

On December 29, 2009, the Company issued a convertible debenture in the amount of $453,690 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to five parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	-	453,690

	September 30, 2010	December 31, 2009
On February 3, 2010, the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $19,863, which is being amortized over the expected life of the loan to original maturity. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011. The discount has been fully amortized as of September 30, 2010.	70,000	-

On September 30, 2010, the Company issued a convertible debenture in the amount of $85,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $30,147, which is being amortized over the expected life of the loan. The note reflects an unamortized discount of $30,147 as of September 30, 2010.	54,853	-

Total Notes Payable:	$496,215	$1,111,053

The following is a schedule of future minimum loan payments:

Twelve months ending September 30,	Amount
2011	$526,362
2012	-
2013	-
2014	-
2015	-
Thereafter	-
Total	$526,362
Less debt discount	30,147
$496,215

As of September 30, 2010, the Company's entire notes payable is secured by a first security interest in all of the assets of the Company.

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

In accordance with the previously filed Certificate of Designation, the Company has sold 140,000 shares of Series B Preferred Stock during the current fiscal year for an aggregate amount of $140,000. These were converted on September 11 2010, along with accrued interest, into 11,768,197 shares of the Company's Common Stock at a multiple of 80 common shares per Series B share.

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

From July 20, 2010 through September, 2010, the Company accepted Subscription Agreements from six subscribers for the purchase of its Common Stock. In accordance with these Agreements, 9,428,571 shares were purchased at $0.0175 per share, totaling $165,000

6. AMENDMENTS TO ARTICLES OF INCORPORATION OR BY-LAWS

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

For employee based awards which consist only of awards made under the "Stock Option Plan" described below, the company follows relevant FASB standards which require companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under these standards, compensation cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis. There were no employee stock options granted for the nine months ended September 30, 2010.

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

Initial grants totaling 500,000 shares each were issued on February 13, 2008 to Kenneth T. Coviello, Chief Executive Officer and Heather N. Vinas, President at an exercise price of $.135 per share. The options vest 33 1/3 % on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Accordingly, for the nine months ended September 30, 2010, the Company recognized share-based compensation amounts of $28,920 and $28,920, for each of the respective grants.

The maximum number of shares of stock which maybe delivered under the plan shall automatically increase by a number sufficient to cause the number of shares covered by the plan to equal 10% of the total number of shares of stock then outstanding on a fully diluted basis.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan. As of September 30, 2010 there were no awards of any stock appreciation rights.

Outstanding Rights, Options, and Warrants

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted Average Exercise price per share

Outstanding at January 1, 2007	4,144,300	0.43

Granted	1,143,408	0.32
Exercised
Cancelled or expired
Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised
Cancelled or expired	(192,576)	0.24
Outstanding at December 31, 2008	6,460,920	$0.39

Granted	32,900,132	0.007
Exercised
Cancelled or expired	(3,867,880)	0.399
Outstanding at December 31, 2009	35,493,172	$0.031

Granted	89,691,077	0.015
Exercised
Cancelled or expired	(8,417,579)	0.007
Outstanding at September 30, 2010	116,766,670	$0.020

STOCK OPTIONS:

	Number of shares	Weighted Average Exercise price per share

Outstanding at January 1, 2007	-	-

Granted
Exercised
Cancelled or expired
Outstanding at December 31, 2007	-	-

Granted	1,050,000	0.14
Exercised
Cancelled or expired
Outstanding at December 31, 2008	1,050,000	$0.14

Granted
Exercised
Cancelled or expired	(50,000)	0.14
Outstanding at December 31, 2009	1,000,000	$0.14

Granted
Exercised
Cancelled or expired	(166,667)	0.14
Outstanding at September 30, 2010	833,333	$0.14

In consideration for being the Company's strategic business advisor, in 2007 the Company issued a warrant to Martin Magida to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the nine months ended September 30, 2010, $3,342 was recognized as share-based compensation in connection with this agreement.

In consideration for providing advisory services in 2007, the Company issued a warrant to Robert Guinta to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the year ended September 30, 2010, $3,342 was recognized as share-based compensation in connection with this agreement.

Under the terms of a consulting agreement dated February 2010, the Company issued warrants to Fountainhead Capital Management to purchase up to 39,063,670 shares of the Company's common stock at $.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the nine months ended September 30, 2010, $44,800 was recognized as share-based compensation in connection with this agreement.

Under the terms of an Extension of Funding Commitment agreement dated September 2010, the Company issued warrants to Fountainhead Capital Management to purchase up to 50,627,407 shares of the Company's common stock at $.0175 per share. The warrants are valid from September 29, 2010 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the nine months ended September 30, 2010, $0 was recognized as share-based compensation in connection with this agreement.

Stock-based compensation expense charged to operations on options and warrants granted to the above non-employees for the nine months ended September 30, 2010 is $51,484. As of September 30, 2010, there was approximately $807,000 of total unrecognized compensation costs related to non-vested stock options awards, which are expected to be recognized over a weighted average period of approximately 4.5 years.

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

	September 30, 2010	December 31, 2009

Gross deferred tax assets	1,417,500	1,032,500
Valuation allowance	(1,417,500)	(1,032,500)
Net deferred tax asset	–	–

As of September 30, 2010 and December 31, 2009, the Company has U.S. federal net operating loss carryforwards of approximately $4,050,000 and $2,950,000, respectively. The federal net operating loss carryforwards expire in the tax years 2027 through 2030.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company's liability for unrecognized tax benefits. As of both the date of adoption and as of September 30, 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2006 forward. There are no tax examinations currently in progress.

9.  COMMITMENTS AND CONTINGENCIES

Lease

The Company executed a lease agreement for administrative office space at its current location at 80 Orville Drive, Bohemia, New York. The lease term is four months ending February, 28 2011. Payments under this lease include fixed amounts for occupancy, plus additional charges for common area, phone equipment, phone usage, secure inventory storage area, office services, and other consumables. Rental expense for the nine months ended September 30, 2010 and 2009 were $26,465 and $16,905, respectively.

10.  SUBSEQUENT EVENTS

Common Stock Subscriptions

In October the Company received a subscription agreement from one investor to purchase 2,285,714 shares of Company common stock at a price of $0.0175 per share for gross proceeds of $40,000.

In November 2010, the Company received subscription agreements from three investors to purchase an aggregate of 6,666,666 shares of Company common stock at a price of $0.0225 per share for aggregate gross proceeds of $150,000.

On November 12, 2010, in consideration for services provided to the Board of Directors (valued at $5,000), the Company issued 250,000 shares of its common stock to Steven Girgenti.

Fountainhead Capital Management Limited advances

Under the terms of the Extension of Funding Commitment agreement dated September 2010, Fountainhead advanced the Company $90,000 in operating funds during October 2010, and the Company has issued a convertible debenture for a like amount. This debenture bears an interest rate of 6% per annum, is due August 31, 2011, and is convertible into shares of the Company's Common Stock at the rate of $0.0175 per share at Fountainhead's option.

Entry into purchase agreement for the acquisition of the assets of NovaVision, Inc.

On November 5, 2010, the Company entered into an asset purchase agreement (the "Purchase Agreement") with Michael R. Bakst, the Chapter 7 trustee (the "Trustee") of NovaVision, Inc., a company that had been in the business of researching, developing and providing medical technologies to restore the vision of patients with neurological visual loss ("NovaVision"). The Purchase Agreement provides for the purchase by Vycor of the assets, including all intellectual property, of NovaVision, (the "Acquisition"). A term sheet and escrow agreement for the Acquisition had been entered into by Fountainhead Capital Management Limited on October 14, 2010 under which $77,500 had been paid by Fountainhead as a due diligence and standstill deposit. This term sheet and escrow agreement were assigned to Vycor on October 26, 2010, in return for a debenture for $77,500. The purchase price for the Acquisition is $900,000 in cash, including the $77,500 already paid formerly as a due diligence and standstill deposit. Immediately upon the execution of the Purchase Agreement, an additional $622,500 was placed into escrow by Vycor. The remaining $200,000 will be added to escrow on November 16, 2010. The closing of the Acquisition will occur on the business day following the bankruptcy court's approval of the Acquisition, but no earlier than November 16, 2010 and no later than December 8, 2010.

In connection with the Acquisition, the Company received $750,000 in funding from Fountainhead and parties affiliated to Fountainhead. The Company received an aggregate $400,000 from Fountainhead and issued debentures for a like amount, which bear an interest rate of 6% per annum and are due August 31, 2011. The Company received $350,000 from Peter Zachariou, who is a Director and Officer of Vycor, and issued a convertible debenture for a like amount. This debenture bears an interest rate of 6% per annum, is due August 31, 2011, and is convertible into shares of the Company's Common Stock at the rate of $0.0225 per share at Peter Zachariou's option.

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

The second product in our pipeline is the Cervical Access System, which requires further prototyping and successful market testing and commercialization launch. Like the Brain Access System, this product is designed to assist the surgeon in cervical surgeries, allowing the surgeon to gain access to the anterior cervical surgery site.

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

In addition to our existing products and products in development, we actively seek acquisition, joint venture and in-licensing opportunities which we believe will add shareholder value.

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

We believe our Brain Access System offers several advantages over the brain retractor systems, commonly known as ribbon or blade retractors that are metallic. When designing the products, we felt that if we can incorporate certain features into our products, the surgeon reaction and acceptance would be favorable. We attempted to incorporate the following features:

•	Gently separate delicate tissue by utilizing a tapered forward edge;
•	Minimize venous pressure caused by pulling tissue in one direction in the brain;
•	To allow direct surgical visualization of the brain tissue via optically transparent construction;
•	Reduce "target shift" to allow the surgeon to reach the site accurately;
•	Minimize healthy tissue damage while reaching the target site;
•	Allow for accurate neuronavigational image guidance systems ("IGS") performance;
•	Integrate in due course with the leading surgical IGS systems such as Medtronic® and BrainLab®, Stryker and GE;
•	Improve surgical outcomes (reducing potential surgeon and hospital liability), for example, decreased insertion tissue trauma, less need for readjustment during surgery and minimum interface surface pressures;
•	Reduce damage to healthy brain tissue potentially leading to shorter post-op recovery and reduced hospital stay

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

Because our products are relatively new to the market, there is no guarantee that any of the above mentioned features would prove effective and be useful by the end user.

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

New Products

Brain Retractors

Subject to the availability of additional financing, the Company's future plans include developing additional Brain Access System retractors that are designed for the requirements of specific surgical applications like aneurisms, tumors and endoscopic work.

Other

In addition to our existing products and products in development, we actively seek acquisition, joint venture and in-licensing opportunities which we believe will add shareholder value.

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

Teaching hospitals not only carry out more relevant procedures but also provide a natural way to drive adoption through the conversion of new surgeons. We focus our efforts initially on surgeons as the principle proponent within the hospital, and Vycor has found that the learning curve is only 1-2 cases for surgeons, who like the simplicity of design and ease of use. However, Hospital Administration is required to approve the purchase of a new product and in many cases even the provision of trial samples once a surgeon has expressed an interest in using the product. The focus for Hospital Administration is:

  Clinical studies, papers and other peer reviews evidencing the clinical benefits of the product
  Leading hospital adoption, leading surgeon adoption
  Cost/benefit analysis
  Product simplicity of use, need for training

Experience has been that approval process can take up to six months for each hospital, and in some cases may even be longer. However, this time reduces as more leading hospitals become approved and as more clinical paper/studies and other peer reviews are published.

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

Cervical Access System competitors include Medtronic, Asculap/B. Braun, Cardinal and Nuvasive, Cloward Instruments, among others. In addition to the standard "blade retractors" distributed by the aforementioned companies. In addition companies such as Endius and EBI have announced cervical retractor systems.

Customers

The Company sells to regional distributors and hospitals. The Company believes that its products currently are being evaluated or utilized in approximately 80 hospitals in the United States. In addition, in the nine months ended September 30, 2010 international sales accounted for approximately 17% of revenues.

Intellectual Property

Patent Applications

Below is a table setting out the status and particulars of our patent applications:

Filing date	Application No.	Country	Title	Status

22-Jun-2005	60/692,959	US - PROV	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	Converted

22-Jun-2006	PCT/US06/24243	PCT	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	National Phase Completed

27-Nov-2006	PCT/US06/61246	PCT	Surgical Access Instruments for use with Delicate Tissues (Brain)	National Phase Completed

22-Jun-2006	2613323	Canada	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending - annuity due 6/22/11; Deferred exam due 06/22/11

22-Jun-2006	06785312.7	Europe	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending - annuity due 6/22/11

22-Jun-2006	299/KOLNP/2008	India	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

22-Jun-2006	2008-518369	Japan	Surgical Access Instruments for use with spinal or orthopedic surgery	Published

20-Dec-2007	11/993,280	US - UTIL	Surgical Access Instruments for use with spinal or orthopedic surgery	Published

25-Jun-2008	08107050.4	Hong Kong	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

18-Sep-2008	61/098041	US - PROV	Surgical Access Instruments for use with Delicate Tissues (Brain)	Converted

25-May-2009	2670631	Canada	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending - annuity due 11/27/11; Request exam due 11/27/11

27-Nov-2006	06840022.5	Europe	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published - annuity due 11/30/11

27-Nov-2006	1977/KOLNP/2009	India	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

Filing date	Application No.	Country	Title	Status

27-Nov-2006	2009-539227	Japan	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published

27-Nov-2006	2009124446	Russia	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

27-Nov-2006	200680056889.9	China	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published - Response due 12/02/10

21-Aug-2009	12/545686	US - CON	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published

21-Aug-2009	12/545719	US - CON	Surgical Access Instruments for use with Delicate Tissues (Brain) (apparatus claims)	Published

20-Jun-2010	10106385.8	Hong Kong	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injunctions, and civil penalties;
•	recall or seizure of our products;
•	operating restrictions, partial suspension or total shutdown of production;
•	Refusing a request for 510(k) clearance or premarket approval of new products;
•	withdrawing 510(k) clearance or premarket approvals that are already granted; and criminal prosecution.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2010 to the Three Months September 30, 2009

The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the three months ended September 30, 2010 and September 30, 2009

Three months ended September 30:	2010	2009	Increase/ (Decrease)

Revenue:
Sales	$71,205	$44,198	$27,007
Cost of Goods Sold	11,859	4,584	7,275
Gross Profit	59,346	39,614	19,732
Operating expenses:
Research and Development	4,009	-	4,009
General and administrative	337,033	159,158	177,875
Operating loss	(281,696)	(119,544)	162,152
Interest Expense	90,440	33,477	56,963
Net Loss	$(372,136)	$(153,021)	$219,115

Revenue:

The company recorded revenue of $71,205 from the sale of our products in the three months ended September 30, 2010, an increase of 61% for the same period in 2009. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. Gross margin of 83% was achieved in the three months ended September 30, 2010 compared to 90% for the same period in 2009, however gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales which vary quarter by quarter.

Research and Development Expense:

Research and development expenses were $4,009 for the three months ended September 30, 2010 compared $0 for the three months ended September 30, 2009.

General and Administrative Expenses:

General and administrative expenses increased by $177,875 to $337,033 for the three months ended September 30, 2010 from $159,158 for the three months ended September 2009.

Following the recapitalization transaction that closed on December 29, 2009 the board and management of Vycor has embarked on a period of heightened sales and marketing activity and engagement with distributors and hospital customers following a prolonged period of reduced activity in 2009 as a result of capital constraints. This has lead to an increase in the marketing-related costs of the Company. Vycor has also carried out a series of fundraisings since the closing of the recapitalization, which has resulted in additional cash and non-cash expenses.

The increases for the three months ended September 30, 2010 over the three months ended September 30, 2009 are attributable to an increased level of: sales and marketing activity; personnel costs; fundraising fees and related costs; and professional fees, as follows:

Total G&A expenses for the three months ended September 30, 2009	$159,158
Increase in marketing expenditure and travel costs	39,488
Increase in personnel costs	46,091
Increase in non-cash consulting fees	28,218
Increase in professional fees	12,818
Increase in other operating expenses	51,260

Total G&A expenses f or the three months ended September 30, 2010	$337,033

Interest Expense:

Interest expense comprises: interest expense on the Company's debt; and the amortization of the Beneficial Conversion Feature (BCF) in the Company's convertible debt. Interest expense for the three months ended September 30, 2010 was reduced by $24,128 to $9,359 from $33,487 for the three months ended September 30, 2009, as a result of debt reduction. The amortization of the BCF was $81,083 compared to $0, as the BCF on the Company's debt for the same period in 2009 had been fully amortized.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the nine months ended September 30, 2010 and September 30, 2009

Nine months ended September 30:	2010	2009	Increase/ (Decrease)

Revenue:
Sales	$210,308	$156,587	$53,721
Cost of Goods Sold	33,134	19,417	13,717
Gross Profit	177,174	137,170	40,004
Operating expenses:
Research and Development	9,657	-	9,657
General and administrative	1,190,109	735,171	454,938
Operating loss	(1,022,592)	(598,001)	424,591
Interest Expense	186,624	226,869	(40,245)
Net Loss	$(1,209,216)	$(824,870)	$384,346

Revenue:

The company recorded revenue of $210,308 from the sale of our products in the nine months ended September 30, 2010, an increase of 34% for the same period in 2009. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. Gross margin of 84% was achieved in the nine months ended September 30, 2010 compared to 88% for the same period in 2009. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales which vary quarter by quarter.

Research and Development Expense:

Research and development expenses were $9,657 compared to $0 for the nine months ended September 30, 2009.

General and Administrative Expenses:

General and administrative expenses increased by $454,938 to $1,190,109 for the nine months ended September 30, 2010 from $735,171 for the nine months ended September 2009.

Following the recapitalization transaction that closed on December 29, 2009 the board and management of Vycor has embarked on a period of heightened sales and marketing activity and engagement with distributors and hospital customers following a prolonged period of reduced activity in 2009 as a result of capital constraints. This has lead to an increase in the marketing-related costs of the Company. Vycor has also carried out a series of fundraisings since the closing of the recapitalization, which has resulted in additional cash and non-cash expenses.

The increases for the nine months ended September 30, 2010 over the nine months ended September 30, 2009 are attributable to an increased level of: sales and marketing activity; personnel costs; fundraising fees and related costs; offset by a reduction in corporate activity, as follows:

Total G&A expenses for the nine months ended September 30, 2009	$735,171

Increase in marketing expenditure and travel costs	194,224
Increase in personnel costs	16,525
Fundraising costs	72,500
Increase in non-cash consulting fees	78,767
Increase non-cash warrant/option recognition expense	44,800
Reduction in professional fees from reduced corporate activity	(18,423)
Increase in other operating expenses	66,545

Total G&A expenses for the nine months ended September 30, 2010	$1,190,109

Warrant and Option Recognition Expense

Included within General and Administrative expenses above is a non-cash charge for share based compensation as the result of amortizing warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2010 was $109,324, an increase of $44,800 over the nine months ended September 30, 2009.

Interest Expense:

Interest expense comprises: interest expense on the Company's debt; and the amortization of the Beneficial Conversion Feature (BCF) in the Company's convertible debt. Interest expense for the nine months ended September 30, 2010 was reduced by $48,057 to $33,766 from $81,823 for the nine months ended September 30, 2009, as a result of debt reduction. The amortization of the BCF was $152,864 compared to $145,303.

Balance Sheet, Liquidity and Capital Resources

As of September 30, 2010 we had $44,142 cash, a working capital deficit of $518,404 and an accumulated deficit of $6,085,904 through September 30, 2010. The Stockholders' deficit at September 30, 2010 was $247,880, an improvement from $1,111,941 at December 31, 2009. Debt at September 30, 2010 was $496,215 a reduction from $1,111,053 in December 2009.

Our operating activities used $1,102,415 in cash for the nine months ended September 30, 2010. Aside from the increased operating expenses discussed above, the Company has significantly reduced historic payables, from $336,942 in December 2009 to $77,191 in September 2010, and increased operating assets. This is accounted for as follows:

Net cash loss adjusted for change in accrued interest	$851,314
Reduction in accounts payable	245,725
Increase in accounts receivable and inventory	45,166
Purchase of new molds not yet delivered	18,380
Net Change in other assets and liabilities	(58,170)

$1,102,415

Under a previously disclosed agreement entered into with Fountainhead Capital Management Limited, Fountainhead agreed to fund or procure funding for Vycor Medical's monthly operating expenses through September 2010 subject to the Company meeting certain financial benchmarks. The Company entered into a new agreement on September 29, 2010 under which Fountainhead agreed to extend this commitment for Vycor Medical's operating expenses through August, 2011.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2009, relative to our ability to continue as a going concern. This means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The company has incurred losses since inception, including net losses of $1,141,383 for the year ended December 31, 2009 and $1,209,216 for the nine months ended September 30, 2010, and expects to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. The company has incurred negative cash flows from operations since inception. As of September 30, 2010 and December 31, 2009, the company had an accumulated deficit of $6,085,904 and $4,876,688, respectively, and cash and cash equivalents balance of $44,142 and $12,771 at September 30, 2010 and December 31, 2009, respectively. Since there is no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. In these circumstances the Company believes it may not have enough cash to meet ongoing cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Research and Development

The Company expenses all research and development costs as incurred. For the nine months ended September 30, 2010 and 2009, the amounts charged to research and development expenses were $9,657 and $0, respectively.

Cash and cash equivalents

The Company considers all highly liquid debt investments with original maturities of nine months or less when purchased to be cash equivalents. The carrying amounts approximate fair market value because of the short maturity. The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Fair Values of Financial Instruments

At September 30, 2010 and 2009, fair values of cash and cash equivalents, accounts payable, convertible promissory notes, and options and warrants approximate their carrying amount due to the short period of time to maturity and various fair value model calculations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4A(T). CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures

The Company's management, with the participation of its principal executive officer and principal accounting officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were adequate and effective.

(b)      Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2010, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

From July to September 2010, the Company received subscription agreements from six investors to purchase an aggregate of 9,428,571 shares of Company common stock at a price of $0.0175 per share for aggregate gross proceeds of $165,000.

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
32.1	Certification of CEO under 18 U.S.C. Section 1350
32.2	Certification of CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2010.

VYCOR MEDICAL, INC.

By:	/s/ Kenneth T. Coviello
Kenneth T. Coviello
Chief Executive and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Accounting and Financial Officer)