Form 10-K
period 2010-12-31
VYCOR MEDICAL INC
filed 2011-03-31
CIK 1424768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to ___________

Commission file number: 333-149782

VYCOR MEDICAL, INC.

(Exact name of registrant as specified in charter)

Delaware	20-3369218
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3651 FAU Boulevard, Suite 300, Boca Raton, FL 33434
(Address of principal executive offices) (Zip Code)

Registrant's telephone Number: (561) 558-2000

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐   Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐   Yes     ☒   No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $5,669,817 (assuming $0.03 per share)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 732,317,876 shares of common stock par value $0.0001 as of March 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

Page
PART I
Item 1.	Business
Item 1A	Rick Factors
Item 1B	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	[Removed and Reserved]

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Item 6	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers, Promoters and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES

PART I

This Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS.

1. Organizational History

We were formed as a limited liability company under the laws of the State of New York on June 17, 2005 as "Vycor Medical LLC". On August 14, 2007, we converted into a Delaware corporation and changed our name to "Vycor Medical, Inc." ("Vycor" or the "Company"). The Company's listing went effective on February 2009 and on November 29, 2010, Vycor completed an acquisition of substantially all of the assets of NovaVision, Inc., a company that had been in the business of researching, developing and providing medical technologies to restore the vision of patients with neurological visual loss predominantly resulting from Stroke or Traumatic Brain Injury.

2. Overview of Business

Vycor operates two distinct business units--Vycor Medical Inc. ("Vycor Medical") and NovaVision, Inc ("NovaVision"). Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. NovaVision develops non-invasive, computer-based visual neuro-stimulation therapy called VRT for those suffering from vision loss resulting from neurological trauma. In addition to our existing products and products in development, we actively seek acquisition, joint venture and in-licensing opportunities in the medical device field which we believe will add shareholder value.

Vycor Medical, Inc.

Introduction

Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. Vycor Medical is ISO 13485:2003 compliant, has U.S. FDA 510(k) clearance for brain and spine surgeries, CE Marking for Europe and Canadian HPB licensing for sale in Canada of its brain access system. Vycor Medical first product, the ViewSite Brain Access System (VBAS), is a next generation access system which was commercially launched in November 2008. The VBAS addresses a market that has not changed materially in over 50 years in contrast to development in most other neuro-surgical technologies.

The second product in Vycor Medical's pipeline is the Cervical Access System (VCAS), which requires further prototyping and successful market testing prior to commercialization launch. Like the VBAS, this product is designed to assist the surgeon in cervical surgeries, allowing the surgeon to gain access to the anterior cervical surgery site.

Vycor Medical has received FDA 510(k) clearance for its products, with which we are authorized to take market our products in the U.S. without further approvals.

Vycor Medical's Products

Viewsite Brain Access System (VBAS)

To access a surgical site in the brain, the surgeon needs to remove part of the skull (crainiotomy) and then part (retract) the soft brain tissue to access the target site. The current standard of care utilizes a metal bladeretractor to force the tissue apart; to maintain the opening the blades are attached to a head frame and tension is applied to the tissue

The VBAS series is used by neurosurgeons to access the surgical site in the brain. This is done by inserting the VBAS into the brain tissue and then removing the VBAS introducer, leaving the remaining hollow working channel in place to provide the surgeon with access to the precise location desired for surgery.

The VBAS is available in multiple sizes and is a single-use product. The series consists of twelve disposable products, offered in four different port diameters of 17mm and 21mm, 12mm and 28 mm and a choice of three lengths for each of 3, 5, and 7cm. We intend to add additional models in the future.

We believe our Brain Access System offers several advantages over the brain retractor systems, commonly known as ribbon or blade retractors that are metallic. When designing the products, we felt that if we could incorporate certain features into our products, the surgeon reaction and acceptance would be favorable. We attempted to incorporate the following features:

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

VBAS products have the potential to significantly reduce brain tissue trauma resulting from the currently used retractors when accessing deep brain targets. First, the unique design of the product can minimize the size of the brain entry access necessary for surgical procedures, and in turn the amount of brain tissue exposed. For instance, a brain procedure involving the removal of a 7cm cystic astrocyctoma would result in an access site (corticotomy) of approximately 20mm. However, the same procedure that was performed utilizing the Company's VBAS product required a corticotomy of only 2mm.

Because our products are relatively new to the market, there is no guarantee that any of the above mentioned features would prove effective and be useful to the end user.

IGS Opportunity for the Brain Access System

The VBAS product has the potential to improve accuracy in targeting the surgical site when used with of Image Guidance Systems( IGS), by addressing two substantial IGS-related problems of target shifting and the lack of real-time retractor positioning data during procedures:

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

•     Real-Time Retractor Positioning Data

Current retractor technology (commonly known as ribbon or blade retractors) does not integrate well with IGS systems. During insertion and retraction, the surgeon typically does not have real-time data to allow visualization of retractor insertion on the IGS monitor. The VBAS product line has the potential to adapt to IGS systems, such that the use of a Brain Access System unit will allow the surgeon to see on the surgical monitor, in real-time, exactly where the retractor is in relation to critical brain structures and underlying pathologies. With the IGS enabled unit, the tip of the introducer is literally the "pointer" on the IGS system.

Vycor Medical Product Pipeline

Brain Access and Related Products

The Company's future plans include developing additional Brain Access Systems that are designed for the requirements of specific surgical applications like aneurisms, tumors and endoscopic work and identifying other products that can be used in conjunction with our VBAS product.

Cervical Access Products

The Company will continue its preliminary work to design Cervical Access System products which would be used by the surgeon to access the anterior cervical surgical site (the uppermost vertebrae located in the neck). While the Company has filed certain intellectual property applications with respect to this technology, such development is in an early stage.

Sales and Marketing

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

We are currently using independent distributors who have existing relationships with neurosurgeons and target hospitals to drive our sales. The Company's distributors have approximately 50 sales representatives who cover approximately 75% of the U.S. population.

International Sales

The Company utilizes select medical device distributors with experience in neurosurgical devices in select countries. In Europe, the company has agreements with exclusive distributors for Spain, Italy, Belgium, Scandanavia, Switzerland and the U.K. who are all focused in neurosurgery. In China, Vycor Medical has entered into a distribution agreement for its VBAS. The Company has filed for but not yet received SFDA approval, which is required to sell and market products in China.

Reference Hospitals Program

The Company has developed a Reference Hospital Program to identify centers of excellence and to provide neurosurgeons with evidence of support for our products.

VBAS Market and the Hospital Adoption Process

The market for VBAS in the US is relatively concentrated, with approximately 1,500 neurosurgeons focusing on the relevant procedures in 750-1,100 hospitals. Teaching hospitals not only carry out more relevant procedures but also provide a natural way to drive adoption through the conversion of new surgeons. We focus our efforts initially on surgeons as the principle proponent within the hospital. Vycor has found that the learning curve is only 1-2 cases for surgeons, who like the simplicity of design and ease of use after trialing the product. Hospital Administration is required to approve the purchase of a new product and sometimes even a trial or evaluation product. The focus for Hospital Administration is the potential hard and soft cost savings and benefits of VBAS versus the cost compared to existing practice. We use clinical studies, papers and other peer reviews evidencing the clinical benefits of the products as well as surgery time in the operating room.

Experience has been that approval process can take up to six months for each hospital, and in some cases may even be longer. However, this time reduces as more leading hospitals become approved and as more clinical paper/studies and other peer reviews are published. Management is assembling a body of clinical evidence to speed up the adoption process.

Manufacturing

Vycor Medical has executed agreements with Lacey Manufacturing Company of Bridgeport, Connecticut ("Lacey") and C&J Industries, Meadville PA ("C&J") to provide a full range of engineering, contract manufacturing and logistical support for our products.

Lacey and C&J are recognized leaders in the medical contract manufacturing sector, providing vertically integrated full services. They are U.S. Food and Drug Administration registered and meet ISO standards and certifications. Lacey and C&J have shipped orders to Vycor Medical and have made production runs of all 12 sizes.

Market

The market for our Brain Access System product lines is the neurosurgical community. The Company has analyzed and estimated the market for its products from an analysis of available statistics, discussion with surgeons, distributors and other market participants. Vycor Medical is currently focusing its attention for VBAS on the US, China and Europe.

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

Customers

Vycor Medical sells to stocking regional distributors and direct to hospitals through independent representatives. The Company believes that its products currently are being evaluated or utilized in approximately 80 hospitals in the United States. In addition, in year ended December 31, 2010 international sales accounted for approximately 20% of revenues.

Intellectual Property

Patent Applications

Vycor Medical has the following granted, but not yet issued, patents:

•	Russia (2009124446) – Surgical Access Instruments for use with Delicate Tissues (Brain)
•	China (200680056889.9) – Surgical Access Instruments for use with Delicate Tissues (Brain)

Additionally, Vycor has 13 patents pending for its technology and products in: the U.S., Canada, Europe, India, Japan, and Hong Kong

Trademarks

VYCOR MEDICAL is a registered trademark and VIEWSITE is pending registration as a trademark with the United States Patent and Trademark Office.

NovaVision, Inc.

Introduction

NovaVision develops non-invasive, computer-based visual neuro-stimulation therapy called VRT for those suffering from vision loss resulting from neurological trauma. VRT is a patient-specific diagnostic and therapeutic platform that improves patient's vision and enables them to experience significant functional improvements. VRT is currently focused on visual deficits resulting from stroke, traumatic brain injury, or other acquired brain injuries. NovaVision operates in the US and in Germany through a wholly-owned subsidiary.

VRT is successful in treating vision loss because people look with their eyes and see with their brain. VRT is based on NovaVision's platform technology which management believes induces neuroplasticity, the brain's natural ability to repair or remap broken neural connections that cause vision loss. Before VRT, such patients were informed that their vision loss would likely be permanent and they were prescribed therapy or aids to merely compensate for their lost vision.

VRT is a patient-specific diagnostic and therapeutic platform. The VRT diagnostic program maps the area of lost visual field. Proprietary algorithms help generate a customized therapy which delivers light-based stimuli to neurologically stimulate the visual cortex of the brain and restore the lost visual field. VRT is generally performed over a six month period, twice a day for an hour total, six days a week. The Company maintains broad IP protection NovaVision has collected significant amounts of data from clinical studies and peer reviewed papers that support the Company's claims about the benefits of its platform technology for vision restoration and other indications. NovaVision has received 510(k) clearance and CE Marking for VRT.

Platform Technology

The management of NovaVision believes that the underlying basis for the visual field recovery it has witnessed, and the functional outcome improvements it has noted with its patients is largely due to neuroplasticity of the visual field which is the brain's ability to remap or repair itself in response to a pre-programmed and deliberate stimulation. Neuroplasticity has been discussed over the last 20 years or so and as far back as 1990 Gilbert & Weisel talked about the cortex not having a fixed functional architecture.. The platform technology is comprised of proprietary algorithms that generate patient-specific therapies which enable NovaVision's products to be used as both diagnostic and therapeutic tools. The platform technology generates light-based, or photic, stimulus programs consisting of a fixation point on a display screen. As the patient focuses on this fixation point, a series of photic stimuli are delivered on the screen that are specific to the patient's neurological requirements, and relayed directly to the brain using the eye as a conduit.

Management believes that it is this programmed light sequences that stimulate the border zone between the "seeing" and "blind" visual fields and which induces neuroplasticity. The diagnostic algorithm in the VRT product first maps the visual field and defines the areas of defect in patients suffering vision loss. The therapeutic algorithm in the VRT product is then specifically designed for each patient based upon the results of the diagnostic program and it repetitively challenges the visual cortex with thousands of stimuli over the course of time. While neuroplasticity for explaining VRT has never been conclusively demonstrated, Randy Mashall's study using MRI did demonstrate that VRT results in increased neural activity in the visual cortex. Management is also aware of other studies which should be published during the course of 2011 which will shed further light on this. Irrespective of mechanism patient studies point to significantly improved functional outcomes for patients who have done VRT treatment. This improvement manifests itself in greater confidence to move around and an average shift of 4.9 degrees in the border between seeing and blind visual fields. The visual field is the portion of space surrounding an individual which is visible at any given time by that individual while their gaze is held stationary. To humans, the central 10º of visual field holds the greatest functional importance for focal and cognitive tasks.

Clinical Data Relating to VRT

NovaVision has accumulated significant amounts of clinical data as a result of company-sponsored trials as well as studies conducted by independent third parties.

•A large retrospective VRT study indicated that 88% of patients experience an improvement in at least one of their daily life activities

•75% of patients experience and improvement in their mobility which is regarded as the most important functional task

•Time since injury does not seem to matter so historical backlog of patients can be treated

•Results do not appear to be not age or gender dependent

Pipeline Products Utilizing NovaVision's Platform Technology

Management is looking to further develop its product range leveraging its existing technology platform. To this end it is in the process of launching a new portable visual field screening device called head mounted perimeter (HMP). The Company has registered to sell the HMP as a Class 1 device as a screening tool for physicians. Physicians would use this novel portable HMP as a low-cost screening tool providing automated perimetry for visual field screenings performed more efficiently in the clinician's office, waiting room, nursing homes or within the hospital setting by Ophthalmologists, Optometrists and even the Primary Care Physician. The visual field test qualifies for reimbursement under CPT code 92082 (ranging from $60 - $70). While entirely focused on just screening and as such not as complex as an Oculus or Humphreys its screening ability is actually more resolute as it tests every 4 degrees compared to every 6 degrees. Its greatest advantage is its portability which enables it to be utilized in a number of situations where patients with a Visual Field Deficit may otherwise not be able to take a table mounted test.

Regulatory Matters

In the U.S., NovaVision's products are regulated by the Food and Drug Administration ("FDA") as Class U medical devices subject to 510(k) clearances, and in Europe NovaVision has CE Marking for VRT as a Class I device. NovaVision received its 510(k) clearance for VRT specific to Stroke and TBI indications in 2003.

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 14 granted and 24 pending patents.

In the U.S., the Company has a total of 8 issued patents and 7 pending applications. The international patent portfolio includes 6 issued patent and 17 pending applications, in Canada, Europe, China, Hong Kong, India, Japan and Australia.

Trademarks

NovaVision maintains a portfolio of registered trademarks for NovaVision, NovaVision VRT and Vision Restoration Therapy amongst others, both in the US and internationally.

Manufacturing and Operations

NovaVision is based a the Vycor Medical, Inc. group headquarters at a 1,000 square foot leased facility in Boca Raton, Florida. NovaVision purchases electronics and custom fabricated hardware from third party vendors and assembles and tests all of its medical devices within the facility. NovaVision has an FDA Establishment Registration and the Company does not have any long-term contractual obligations with its vendors to purchase products from them, nor are suppliers contractually obligated to sell products to NovaVision.

3. Other Matters

Product Liability Insurance

We presently have Product Liability insurance for both Vycor Medical and NovaVision.

Government Regulations

We are committed to an integrated total quality management system. We believe that we have completed the necessary procedures and are certified to the ISO standards expected of medical device manufacturers as follows:

ISO 13485:2003 Medical Devices - Quality Management Systems

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

Vycor Medical has the following certification/licensing:

•Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

•EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

•ISO 13485.2003

•HPB Licensing for Canada

Employees

We currently have 14 full-time employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company leases approximately 14,000 sq. ft located at 3651 FAU Boulevard, Suite 300, Boca Raton, FL 33431 from Boca R & D Project 7, LLC for a basic rent of $8,500 plus sales taxper month. The term of the lease is twelve (12) months terminating November 30, 2011.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Beginning on July 20, 2009, our Common Stock was quoted on the OTC Bulletin Board under the symbol "VYCO".

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board in July 2009. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
July 20, 2009-September 30, 2009	$0.04	$0.02
October 1, 2009-December 31, 2009	$0.07	$0.01
January 1, 2010-March 31, 2010	$0.15	$0.04
April 1, 2010-June 30, 2010	$0.06	$0.01
July 1, 2010-September 30, 2010	$0.03	$0.01
October 1, 2010-December 31, 2010	$0.04	$0.01

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 28, 2011 there were 732,317,876 shares of common stock outstanding and approximately 83 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, Inc., 3200 Cherry Creek Dr. South, Suite 430, Denver, CO 80209, tel. (303) 282-4800.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us within during 2010 which were not registered under the Securities Act.

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
Fountainhead Capital Management Limited	January 11, 2010	Common Stock	531,376,500	Debenture Exchange
Jodi Yeager	January 11, 2010	Common Stock	4,000,000	Debenture Conv.
Panamerica Capital Group, Inc.	January 11, 2010	Common Stock	8,787,600	Debenture Conv.
Hyperlink Media, LLC	January 11, 2010	Common Stock	9,187,600	Debenture Conv.
Karen Ginder	January 11, 2010	Common Stock	10,320,000	Debenture Conv.
Accessible Development Corp.	January 11, 2010	Common Stock	4,000,000	Debenture Conv.
Altitude Group, LLC	January 11, 2010	Common Stock	16,000,000	Debenture Conv.
Mario Zachariou	January 11, 2010	Common Stock	6,000,000	Debenture Conv.
Anthony Cantor	January 11, 2010	Common Stock	6,000,000	Debenture Conv.
SLJ Consulting Corp	January 12, 2010	Series B. Pref.	80,000	$80,000
Joseph Simone	January 12, 2010	Series B. Pref.	80,000	$35,000
Steven Girgenti	February 23, 2010	Common Stock	800,000	Professional services
Kenneth D. Watkins	March 11, 2010	Series B. Pref.	25,000	$25,000
Jane G. Ellis	April, 2010	Common Stock	6,666,667	$100,000
Gregory Sichenzia	April 2010	Common Stock	934,986	Professional Services
Joe Simone	April 2010	Common Stock	750,000	Professional services
Myles F. Wittenstein	May 2010	Common Stock	3,300,000	$49,500
Guri Dauti	May 2010	Common Stock	2,333,333	$35,000
Stanley Katz	May 2010	Common Stock	3,000,000	$45,000
Stanley Katz	May 2010	Common Stock	3,000,000	$45,000
Duane John Renfro	May 2010	Common Stock	3,333,333	$50,000
Glenn Fleischacker	May 2010	Common Stock	3,333,333	$50,000
Datavision Computer Video, Inc.	May 2010	Common Stock	1,666,667	$25,000
Thomas Ambrose	May 2010	Common Stock	3,333,333	$50,000
Jack Lens	May 2010	Common Stock	3,333,333	$50,000
IRA Services Trust Company	May 2010	Common Stock	13,333,333	$200,000
Falcon Partners BVBA	May 2010	Common Stock	3,333,333	$50,000
Konstantin Slavini	July 2010	Common Stock	262,500	Professional services
Ramon Rak	July 2010	Common Stock	300,000	Professional Services
Steven Girgenti	July 2010	Common Stock	250,000	Professional services
Sal & Kathryn DeMarco	July 2010	Common Stock	4,241,072	$76,250
Jarvis D & Molly Littlefield	August 2010	Common Stock	2,857,143	$50,000
Berardino Investment Group	August 2010	Common Stock	1,428,571	$25,000
Panayiotis Panayiotou	August 2010	Common Stock	571,429	$10,000

Name of Purchaser	Date of Sale	Title of Security	Amount of Securities Sold	Consideration
Simon Becker	August 2010	Common Stock	6,285,714	$110,000
Richard H. Lawson	September 2010	Common Stock	1,428,571	$25,000
SLJ Consulting	September 2010	Common Stock	6,548,515	Preferred Conversion
Joe Simone	September 2010	Common Stock	3,139,463	Preferred Conversion
Kenny Watkins	September 2010	Common Stock	2,080,219	Preferred Conversion
Sal & Kathryn DeMarco	October 2010	Common Stock	2,285,714	$40,000
Sal & Kathryn DeMarco	November 2010	Common Stock	1,714,286	$30,000
Steven Girgenti	November 2010	Common Stock	250,000	Professional services
Myles F. Wittenstein	November 2010	Common Stock	2,631,579	$50,000
Brunella Jacs LLC	November 2010	Common Stock	2,631,579	$50,000
Dr. Sam Fox	November 2010	Common Stock	2,631,579	$50,000
Neil A. Weiss	December 2010	Common Stock	5,263,158	$100,000
Stephen Nicholas Bunzl	December 2010	Common Stock	7,894,737	$150,000
Peter Lawrence	December 2010	Common Stock	2,631,579	$50,000
Stephen Rathkopf	January 2011	Common Stock	1,000,000	$19,000
Steven Girgenti	January 2011	Common Stock	250,000	Professional services
Datavision Computer Video, Inc.	February 2011	Common Stock	1,315,789	$25,000
Dr. Wayne Fleischacker	February 2011	Common Stock	5,263,158	$100,000

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

	12/31/10	12/31/09	12/31/08
Revenues	$316,450	$199,046	$129,947
Net loss	$(1,961,662)	$(1,141,383)	$(2,381,295)
Net loss per share	$(0.003)	$(0.04)	$(0.11)
Weighted average no. shares	663,168,900	29,183,482	21,977,954
Stockholders' deficit	$(393,725)	$(1,111,941)	$(921,427)
Total assets	$1,615,174	$400,960	$633,437
Total liabilities	$2,008,899	$1,512,901	$1,554,864

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Critical Accounting Policies and Estimates

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management's estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying consolidated financial statements include management's estimate of the allowance for uncollectible accounts receivable, amortization of intangible assets, and the fair values of options and warrant included in the determination of debt discounts and share based compensation.

Going Concern

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,961,662 for the year ended December 31, 2010, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of December 31, 2010 the Company had a stockholders' deficiency of $393,725 and cash and cash equivalents of $127,081. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2010 and 2009, the amounts charged to research and development expenses were $15,208 and $4,761, respectively.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash balances in Germany held at NovaVision AG at December 31, 2010 and 2009 includes $1,233 and $0, respectively.

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and seven years. Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized

Income taxes

The Company accounts for income taxes in accordance with the current authoritative guidance. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when it is more likely than not that such benefit will not be realized.

Patents and Other Intangible Assets

The Company capitalizes legal and related costs associated with the establishment and enhancement of patents for its products once patents have been applied for. Costs associated with the development of the patented item or processes are charged to research and development costs as incurred. The capitalized costs are amortized over the life of the patent. The Company reviews intangible assets on an annual basis using a present value, cash flow method based upon the authoritative guidance. Trademarks have an indefinite life and are reviewed annually by management for impairment in accordance with the authoritative guidance.

Revenue Recognition

Vycor Medical generates revenue from the sale of its surgical access system to hospitals and other medical professionals. Vycor Medical records revenue when a completed contract for the sale exists, the product is invoiced and shipped to the customer. Vycor Medical does provide for product returns or warranty costs.

NovaVision generates revenues from various programs, therapy services and other sources such as government grants. Therapy services revenues represent fees from NovaVision's vision restoration therapy software, diagnostic software, medical devices, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision recognizes revenue for providing the vision restoration therapy as the Company's work effort is expended. NovaVision provides vision restoration therapy directly to patients. The typical vision restoration therapy consists of six modules, performed on average over 6 months in the U.S. and 10 months in Germany. A patient contract comprise set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period. Patient therapy is restricted to being completed by a patient within a specified time frame.

Research grants and other subsidies represent revenue from certain German government agencies to cover certain patients within an insurance group and also to reimburse NovaVision AG for certain payroll and other costs. The Company recognizes grant revenue when services or costs have been incurred which would entitle the Company to use the German government funds, and the grant requirements have been satisfied.

Deferred revenue results from patients paying for the therapy in advance of receiving the therapy.

Accounts Receivable

The Company's accounts receivable are due from the hospitals and distributors in the case of Vycor Medical, and from patients directly therapy or physicians for diagnostic products in the case of NovaVision. Accounts receivable are due once products have been delivered or at the time the therapy is initiated; however, for NovaVision therapy patients sometimes credit is extended through various payment plans based on individual financial conditions, generally not to exceed the 9 or 10 month therapy period. The outstanding balances are stated net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, and the customer's ability to pay its obligations. The Company writes off accounts receivable when they become uncollectible.

Inventory

Inventories are comprised of Vycor Medical VBAS devices, components ancillary to NovaVision's medical device provided to patients and centers and diagnostic products, and are stated at the lower of cost or market, determined under the first-in, first-out method. The inventory is charged to cost of revenue at the time that a device is shipped to a customer or patient.

Foreign Currency

The Euro is the local currency of the country in which NovaVision AG conducts its operations and is considered the functional currency of this entity. All balance sheet amounts are translated to U.S. dollars using the U.S. exchange rate at the balance sheet date except for the equity section which is translated at historical rates. Operating statement amounts are translated using an average exchange rate for the period of operations. Foreign currency translation effects are accumulated as part of the accumulated other comprehensive income (loss) and included in shareholders' (deficit) in the accompanying Consolidated Balance Sheet.

Educational marketing and advertising expenses

The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will include education, marketing and advertising expense as a component of selling, general and administrative costs as such costs are incurred.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Revenue and Gross Margin:

	2010	2009	% Change
Revenue:
Vycor Medical	$307,582	$199,046	55%
NovaVision	$8,868	$-	NM
	$316,450	$199,046	59%
Cost of Revenue:
Vycor Medical	$(47,607)	$(22,482)	114%
NovaVision	$(1,130)	$-	NM

	2010	2009	% Change
	$(48,737)	$(22,482)	100%
Gross Profit
Vycor Medical	$259,975	$176,564	49%
NovaVision	$7,738	$-	NM
	$267,713	$176,564	54%

Vycor Medical recorded revenue of $307,582 from the sale of its products in 2010, an increase of 55% over 2009. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. Gross margin of 85% was achieved in 2010 compared to 89% for 2009. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales.

NovaVision recorded revenues of $8,868 for the period from November 30, 2010, the date of the acquisition of NovaVision, and gross margin of 87%. These revenues were all attributable to Germany.

Research and Development Expense:
Research and development expenses were $15,208 in 2010 compared to $0 for 2009.

Stock Compensation Expense:

Stock Compensation expense is a non-cash charge for share based compensation as the result of amortizing shares, warrants and options which have been issued by the Company over various periods. The charge 2010 was $152,069, a decrease of $239,635 over $391,704 in 2009.

General and Administrative Expenses:

General and administrative expenses increased by $890,452 to $1,576,158 for 2010 from $685,706 for 2009. Following the recapitalization transaction that closed on December 29, 2009 the board and management of Vycor has embarked on a period of heightened sales and marketing activity and engagement with distributors and hospital customers following a prolonged period of reduced activity in 2009 as a result of capital constraints. This has lead to an increase in the marketing-related costs of the Company. Vycor has also carried out a series of fundraisings since the closing of the recapitalization, which has resulted in additional cash and non-cash expenses.

The increases for 2010 over 2009 are attributable to an increased level of: sales and marketing activity; personnel costs; fundraising fees and related costs and higher levels of professional and regulatory cost, as follows:

Total G&A expenses for the year ended December 31, 2009	$685,706
Increase in marketing expenditure and travel costs	249,182
Increase in personnel costs	228,599
Increase in fundraising costs	72,500
Increase in non-cash consulting fees	90,768
Increase in professional and regulatory costs	127,910
Increase in other operating expenses	121,493

Total G&A expenses year ended December 31, 2010	$1,576,158

Interest Expense:

Interest expense comprises: interest expense on the Company's debt; and the amortization of the Beneficial Conversion Feature (BCF) in the Company's convertible debt. Interest expense for 2010 was reduced by $57,473 to $45,884 from $103,356 for 2009, as a result of debt reduction. The amortization of the BCF was $168,784 compared to $146,406.

Costs Associated with the Acquisition of NovaVision:

On November 30, 2010 Vycor acquired substantially all the assets of the former NovaVision, Inc., including the shares of NovaVision AG, out of bankruptcy, for total proceeds of $900,000. As required under ASC 805 the Company commissioned an independent appraisal of the assets acquired and has entered the assets into its consolidated accounts on the basis of this valuation. As a result, the Company generated goodwill on acquisition of $58,027 which has been written off as incurred.

The expenses of the transaction, which primarily comprised legal fees and audit fees in connection with the Form 8-K/A filed on February 14, 2010 amounted to $154,203.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009	$ Change
Cash	$127,081	$12,771	$114,310
Accounts receivable, inventory and other current assets	235,601	94,084	141,517
Total current liabilities	(2,008,899)	(1,512,901)	(495,998)
Working capital (deficit)	$(1,646,217)	$(1,406,046)	$(240,170)
Cash provided by financing activities	$2,489,500	$422,552	$2,066,948

As of December 31, 2010 we had $127,081 cash, a working capital deficit of $1,646,217 and an accumulated deficit of $6,838,350. The Stockholders' deficit at December 31, 2010 was $393,725, an improvement from $1,111,941 at December 31, 2009. Debt at December 31, 2010 was $1.344, 300, a change from $1,111,053 at December 31, 2009. Of this change, $794,019 was debt to finance the acquisition of NovaVision, resulting in a net debt reduction excluding the NovaVision acquisition of $560,772.

Our operating activities used $1,450,270 in cash for the year ended December 31, 2010. Aside from the increased operating expenses discussed above, the Company has significantly reduced Vycor Medical's accounts payable, from $336,942 in December 2009 to $80,906 in December 2010, acquired NovaVision for $900,000 and increased operating assets. This is accounted for as follows:

Net cash loss adjusted for change in accrued interest	$(1,444,166)
Reduction in Vycor Medical accounts payable	(242,011)
Increase in accounts receivable and inventory	(36,124)
Increase in accrued liabilities	292,385
Net Change in other assets and liabilities	(20,354)
$(1,450,270)

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. See "Uses of estimates in the preparation of financial statements" above.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by Item 8 begins on the following page.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Vycor Medical Inc. and Subsidiaries

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Vycor Medical Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vycor Medical Inc. and Subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Company, P.A.

Hackensack, New Jersey

March 22, 2011

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

	December 31, 2010 (audited)	December 31, 2009 (audited)
ASSETS

Current Assets

Cash	$127,081	$12,771
Accounts receivable	76,460	29,748
Inventory	52,360	41,967
Prepaid expenses	106,782	22,369
Total Current Assets	362,683	106,855

Fixed assets, net	773,188	191,009

Intangible and Other assets:
Trademarks	130,000	-
Patents, net of accumulated amortization	333,072	93,704
Website, net of accumulated amortization	3,932	7,042
Security deposits	12,299	2,350
	479,303	103,096

TOTAL ASSETS	$1,615,174	$400,960

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$114,447	$336,942
Accrued interest	36,992	2,904
Accrued liabilities	406,998	62,002
Other current liabilities	106,162	-
Notes payable	1,344,300	1,111,053
TOTAL LIABILITIES	2,008,899	1,512,901

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 724,488,929 and 557,798,599 shares issued and outstanding at December31,2010 and 2009,respectively	72,449	55,780
Additional Paid-in Capital	6,375,175	3,708,967
Accumulated Deficit	(6,838,350)	(4,876,688)
Accumulated Other Comprehensive Income	(2,999)	-

	(393,725)	(1,111,941)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,615,174	$400,960

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

VYCOR MEDICAL, INC.
Consolidated Statement of Operations

	For the year ended December 31,
	2010	2009
	(audited)	(audited)

Revenue	$316,450	$199,046

Cost of Goods Sold	48,737	22,482

Gross Profit	267,713	176,564

Operating expenses:
Research and development	15,208	4,761
Depreciation and Amortization	56,801	36,995
Stock Compensation	152,069	391,704
General and administrative	1,576,158	685,707

Total Operating expenses	1,800,236	1,119,167

Operating loss	(1,532,523)	(942,603)

Other income (expense)
Interest income	7	257
Interest expense	(214,668)	(249,762)
Forgiveness of previously accrued salaries	-	50,725
Goodwill on Acquisition of Subsidiary	(58,027)	-
Costs related to Acquisition of Subsidiary	(154,203)
Total Other Income (expense)	(426,891)	(198,780)

Net Loss Before Taxes	(1,959,414)	(1,141,383)

Taxes	(2,248)	-

Net Loss	$(1,961,662)	$0

Loss Per Share
Basic and diluted	$(0.003)	$(0.039)

Weighted Average Number of Shares Outstanding	663,168,900	29,183,482

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

VYCOR MEDICAL, INC.
Statement of Stockholders' Deficiency

		Common	Preferred Stock -	Additional Paid-in	Accumulated
	Shares	Stock	Series B	Capital	Deficit	Total
Balance at January 1, 2009	25,463,455	$25,463	$-	$2,788,415	$(3,735,305)	$(921,427
Common stock issued in conjunction with Altcar Investments note payable	866,867	$867		$105,758		$106,625
Issuance of stock for consulting fees	91,777	92		17,345		17,437
Share-based compensation for consulting services				8,911		8,911
Share-based compensation - employee options vesting				57,840		57,840
Share-based compensation - Coviello and Vinas, in accordance with FHC recapitalization transaction				324,954		324,954
Beneficial conversion feature on Fountainhead debt				135,102		135,102
Retroactive change to par value (see Note 10)		(23,780)		23,780		-
Retroactive reflection of conversion of Series A Preferred Shares in accordance with FHC recapitalization transaction (see Note 9)	531,376,500	53,138		246,862		300,000
Net loss for twelve months ended December 31, 2009					$(1,141,383)	(1,141,383
Balance at December 31, 2009	557,798,599	$55,780	$-	$3,708,967	$(4,876,688)	$(1,111,941)
Issuance of stock for consulting fees	2,612,500	261		40,364		40,625
Share-based compensation for consulting services				94,229		94,229
Share-based compensation - employee options vesting				57,840		57,840
Purchases of equity - Series B preferred			14	139,986		140,000
Common stock issuance for conversion of Series B preferred and interest	11,768,197	1,177	(14)	5,939		7,102
Common stock issuance for conversion of debt	64,295,200	6,430		797,260		803,690
Beneficial conversion feature on convertible debt				90,866		90,866
Purchases of equity - Common stock	87,079,447	8,708		1,425,792		1,434,500
Common stock issuance for satisfaction of accounts payable	934,986	93		13,932		14,025
Net loss for twelve months ended December 31, 2010					$(1,961,662)	(1,961,662)
Accumulated Comprehensive Loss						$(2,999)
Balance at December 31, 2010	724,488,929	$72,449	$-	$6,375,175	$(6,838,350)	$(393,725)

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

	For the twelve months ended December 31
	2010	2009
Cash flows from operating activities:
Net loss	$(1,961,662)	$(1,141,383)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	21,539	14,046
Depreciation of fixed assets	35,262	22,949
Amortization of debt discount expense	168,785	146,405
Share based compensation	152,069	391,706
Shares issued for consulting services	40,625	17,437
Interest satisfied with stock conversion	7,102	6,625
Goodwill written off on acquisition of subsidiary	58,027	-
Changes in assets and liabilities:
Accounts receivable	(40,032)	60,017
Inventory	3,908	29,560
Prepaid expenses	(39,262)	(15,329)
Security deposit	(9,949)	-
Accounts payable	(247,164)	23,331
Accounts payable satisfied with common stock	14,025	-
Accrued interest	34,088	(85,684)
Accrued liabilities	292,385	(13,466)
Other current liabilities	19,983	-

Cash used in operating activities	(1,450,270)	(543,786)
Cash flows provided by / (used in) investing activities:
Acquisition of subsidiary, net of cash acquired	(898,017)	-
Purchase of fixed assets	(21,521)	-
Acquisition of patents	(8,575)	(62,133)
Cash provided by / (used in) investing activities	(928,113)	(62,133
Cash flows from financing activities:
Proceeds from sale of equity - Common stock	1,434,500	300,000
Proceeds from sale of equity - Series B preferred	140,000	-
Proceeds from short term Notes Payable	1,276,500	1,449,052
Repayment of short term Notes Payable	(361,500)	(1,326,500)
Cash provided by financing activities	2,489,500	422,552
Foreign currency translation adjustment	3,193	-
Net increase (decrease) in cash	114,310	(183,367)
Cash at beginning of period	12,771	196,138
Cash at end of period	$127,081	$12,771
Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-
Taxes paid	$2,248	$-
Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$803,690	$400,000

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.   FORMATION AND BUSINESS OF THE COMPANY

Business Description

Vycor Medical, LLC, (the "Company") was formed in June 17, 2005 under the laws of the State of New York. The Company converted its entity form on August 14, 2007 from a New York Limited Liability Company to a Delaware Corporation with 16,048 of common stock exchange for each partnership unit with 1122 units outstanding at date of conversion. The assets, liabilities and operations of the Company did not change pursuant to this reorganization, and the accompanying financial statements are presented as if the change occurred on the first day of the earliest period presented; thus all are references to number of shares prior to the date of conversion are based upon the common stock equivalent of the units. The Company designs, develops and markets neurological medical devices and therapies and operates through two divisions: Vycor Medical - brain surgical access system for sale to hospitals and medical professionals; and NovaVision - neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss.

2.   GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,961,662 for the year ended December 31, 2010, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of December 31, 2010 the Company had a stockholders' deficiency of $393,725 and cash and cash equivalents of $127,081. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3. BUSINESS ACQUISITION

On November 29, 2010, the Company completed its acquisition (the "Acquisition") of substantially all of the assets of NovaVision, Inc., a company that had been in the business of researching, developing and providing medical technologies to restore the vision of patients with neurological visual loss ("NovaVision"). The purchase price for the Acquisition was $900,000 in cash.

As required under ASC 805 the Company commissioned an independent appraisal of the assets acquired which was finalized in March 2011 and the assets entered into the Company's consolidated accounts on the basis of this valuation. As a result, the Company generated goodwill on acquisition of $58,027 which has been written off as incurred.

The expenses of the transaction, which primarily comprised legal fees and audit fees in connection with the Form 8-K/A filed on February 14, 2010 amounted to $154,203.

 The following table represents the final purchase price allocation to the estimated fair value of the assets and liabilities assumed:

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

As of November 30, 2010	Amount

US
Purchased Software	10,000
Therapy Devices	31,000
Internally Developed Software	540,000
Inventory	9,179
Trademarks	130,000
Patents	250,000
Germany
Therapy Devices, Machinery and Office Equipment	14,378
Current Assets	57,756
Current Liabilities	(200,340)
841,973
Goodwill on acquisition	$58,027
Purchase Price	$900,000

Principles of Consolidation

Assuming the acquisition discussed above had occurred on January 1, 2010, for the year ended December 31, 2010, pro forma revenues, net loss and net loss per share for the Company would have been $680,982, $(2,894,276) and $(0.004), respectively.

Assuming the acquisition discussed above had occurred on January 1, 2009, for the year ended December 31, 2009, pro forma revenues, net loss and net loss per share for the Company would have been $1,120,081, $(8,742,711) and $(0.236), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results

4.   ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Vycor Medical, Inc., and its subsidiaries, NovaVision, Inc. (a U.S. corporation incorporated in Delaware) and NovaVision AG (German corporation), a wholly owned subsidiary of NovaVision, Inc. (individually and collectively referred to herein as the Company), which is headquartered in Boca Raton, FL. The operations of NovaVision, Inc have been consolidated from November 30, 2010, the date of the acquisition of substantially all the assets of the former NovaVision, Inc. All material inter-company accounts, transactions, and profits have been eliminated in consolidation.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2010 and 2009, the amounts charged to research and development expenses were $15,208 and $4,761, respectively.

Software Development Costs For Internal Use

The authoritative guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company's software for internal use, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of three years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc.

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash balances in Germany held at NovaVision AG at December 31, 2010 and 2009 includes $1,233 and $0, respectively.

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and ten years. Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Patents and Other Intangible Assets

The Company capitalizes legal and related costs associated with the establishment and enhancement of patents for its products once patents have been applied for. Costs associated with the development of the patented item or processes are charged to research and development costs as incurred. The capitalized costs are amortized over the life of the patent.

The Company reviews intangible assets on an annual basis using a present value, cash flow method based upon the authoritative guidance. Trademarks have an indefinite life and are reviewed annually by management for impairment in accordance with the authoritative guidance

Income taxes

The Company accounts for income taxes in accordance with the current authoritative guidance. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when it is more likely than not that such benefit will not be realized.

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management's estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying consolidated financial statements include management's estimate of the allowance for uncollectible accounts receivable, amortization of intangible assets, and the fair values of options and warrant included in the determination of debt discounts and share based compensation.

Revenue Recognition

Vycor Medical generates revenue from the sale of its surgical access system to hospitals and other medical professionals. Vycor Medical records revenue when a completed contract for the sale exists, the product is invoiced and shipped to the customer. Vycor Medical does provide for product returns or warranty costs.

NovaVision generates revenues from various programs, therapy services and other sources such as government grants. Therapy services revenues represent fees from NovaVision's vision restoration therapy software, diagnostic software, medical devices, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision recognizes revenue for providing the vision restoration therapy as the Company's work effort is expended. NovaVision provides vision restoration therapy directly to patients. The typical vision restoration therapy consists of six modules, performed on average over 6 months in the U.S. and 10 months in Germany. A patient contract comprise set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period. Patient therapy is restricted to being completed by a patient within a specified time frame.

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Research grants and other subsidies represent revenue from certain German government agencies to cover certain patients within an insurance group and also to reimburse NovaVision AG for certain payroll and other costs. The Company recognizes grant revenue when services or costs have been incurred which would entitle the Company to use the German government funds, and the grant requirements have been satisfied.

Deferred revenue results from patients paying for the therapy in advance of receiving the therapy.

Accounts Receivable

The Company's accounts receivable are due from the hospitals and distributors in the case of Vycor Medical, and from patients directly therapy or physicians for diagnostic products in the case of NovaVision. Accounts receivable are due once products have been delivered or at the time the therapy is initiated; however, for NovaVision therapy patients sometimes credit is extended through various payment plans based on individual financial conditions, generally not to exceed the 9 or 10 month therapy period. The outstanding balances are stated net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, and the customer's ability to pay its obligations. The Company writes off accounts receivable when they become uncollectible.

Inventory

Inventories are comprised of Vycor Medical VBAS devices, components ancillary to NovaVision's medical device provided to patients and centers and diagnostic products, and are stated at the lower of cost or market, determined under the first-in, first-out method. The inventory is charged to cost of revenue at the time that a device is shipped to a customer or patient.

Foreign Currency

The Euro is the local currency of the country in which NovaVision AG conducts its operations and is considered the functional currency of this entity. All balance sheet amounts are translated to U.S. dollars using the U.S. exchange rate at the balance sheet date except for the equity section which is translated at historical rates. Operating statement amounts are translated using an average exchange rate for the period of operations. Foreign currency translation effects are accumulated as part of the accumulated other comprehensive income (loss) and included in shareholders' (deficit) in the accompanying Consolidated Balance Sheet.

Educational marketing and advertising expenses

The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will include education, marketing and advertising expense as a component of selling, general and administrative costs as such costs are incurred.

Website Costs

The Company capitalizes the costs associated with the acquisition of hardware and development tools as well as the creation of database tools in connection with the Company's website pursuant to authoritative guidance. Other costs including the development of functionality and identification of software tools are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock based compensation awards to employees using a fair-value-based method, for costs related to all share-based payments including stock options. These standards require companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

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

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Financial assets and liabilities are valued using either level 1 inputs based on unadjusted quoted market prices within active markets or using level 2 inputs based primarily on quoted prices for similar assets or liabilities in active or inactive markets.  For certain long-term debt, fair value is based on present value techniques using inputs derived principally or corroborated from market data. Using level 3 inputs uses management's assessment about the assumptions market participants would utilize in pricing the asset or liability. In the Company's case this entailed assumptions used in pricing models for attached warrant calculations. Valuation techniques utilized to determine fair value are consistently applied.

 The Company's convertible debentures are the only items that are subject to these standards as of December 31, 2010 as follows:

Unobservable inputs (level 3)	$	$600,281

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,	December 31,
	2010	2009
Stock options outstanding	833,333	1,050,000

Warrants to purchase common stock	90,191,077	38,510,584

Recent Accounting Pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on our consolidated financial statements.

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 -Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity's requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 -Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company's first fiscal quarter beginning after June 15, 2010. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation - Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

5.   NOTES PAYABLE

 As of December 31, 2010 and December 31, 2009, Notes Payable consists of:

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

	December 31, 2010	December 31, 2009
On December 29, 2009, in conjunction with a debt restructuring the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company computed a beneficial conversion feature debt discount of $21,427, which was amortized over the expected life of the loan. As of December 31, 2009, the note reflected an unamortized discount of $21,252. On May 14, 2010, this loan was repaid and the remaining discount amortized	-	48,748
On December 29, 2009, in conjunction with a debt restructuring (see Note 5), the Company issued a convertible debenture in the amount of $371,362 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, was due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $113,675, which is being amortized over the expected life of the loan to original maturity. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011 and on March 28, 2011 this was further extended to August 31, 2011. The note reflects an unamortized discount of $0 and $112,747 as of December 31, 2010 and 2009, respectively.	371,362	258,615
On December 29, 2009, the Company issued a convertible debenture in the amount of $350,000 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to three parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	-	350,000
On December 29, 2009, the Company issued a convertible debenture in the amount of $453,690 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to five parties. On January 11, 2010, these notes were satisfied in accordance with the automatic conversion clause.	-	453,690

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

	December 31, 2010	December 31, 2009
On February 3, 2010, the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, was due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $19,863, which is being amortized over the expected life of the loan to original maturity. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011 and on March 28, 2011 this was further extended to August 31, 2011. The discount has been fully amortized as of December 31, 2010.	70,000	-
On September 30, 2010, the Company issued a convertible debenture in the amount of $85,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $30,147, which is being amortized over the expected life of the loan. The note reflects an unamortized discount of $21,868 as of December 31, 2010.	63,132	-
On October 14, 2010, the Company issued a convertible debenture in the amount of $90,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $30,504, which is being amortized over the expected life of the loan to original maturity. The note reflects an unamortized discount of $24,383 as of December 31, 2010.	65,617	-
On October 26, 2010, the Company issued a debenture in the amount of $77,500 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due on the earlier of August 31, 2011 or the date of receipt by the Company of cash from fundraisings in excess of a cumulative $3 million from October 26, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.	77,500	-
On November 15, 2010, the Company issued a debenture in the amount of $322,500 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due on the earlier of August 31, 2011 or the date of receipt by the Company of cash from fundraisings in excess of a cumulative $3 million from October 26, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.	322,500	-

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

	December 31, 2010	December 31, 2009
On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is due on the earlier of August 31, 2011 or the date of receipt by the Company of cash from fundraisings in excess of a cumulative $3 million from October 26, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation. On December 20, the Company repaid $50,000 of this debenture and removed the convertible rights.	300,000	-
On December 3, 2010, the Company issued a debenture in the amount of $40,000 payable to Berardino Investment Group. This debenture accrues interest rate of 6% per annum, is due June 30, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $11,351, which is being amortized over the expected life of the loan to original maturity. The note reflects an unamortized discount of $9,830 as of December 31, 2010	30,170	-
€33,000 unsecured, non-interest bearing loan from the chief executive of NovaVision AG, advanced a total of to NovaVision AG, which is being repaid in monthly installments to December 31, 2011	44,019	-
Total Notes Payable:	$1,344,300	$1,111,053

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The following is a schedule of future minimum loan payments:

Twelve months ending December 31,	Amount
2011	$1,400,381
2012	-
2013	-
2014	-
2015	-
Thereafter	-
Total	$1,400,381
Less debt discount	56,081
$1,344,300

As of December 31, 2010, the Company's entire notes payable is secured by a first security interest in all of the assets of the Company.

6.   SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, devices for neurosurgery; and NovaVision, neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Set out below are the revenues, gross profits and total assets for each segment.

	December 31,
	2010	2009
Revenue:
Vycor Medical	$307,582	$199,046
NovaVision	8,868	-
Total Revenue	$316,450	$199,046
Gross Profit:
Vycor Medical	259,975	176,564
NovaVision	7,738	-
Total Gross Profit	$267,713	$176,564
Total Assets:
Vycor Medical	547,160	400,960
NovaVision	1,068,014	-
Total Assets	$1,615,174	$400,960

(b) Geographic informationThe Company operates in two geographic segments, the United States and Germany. Set out below are the revenues, gross profits and total assets for each segment.

	December 31,
	2010	2009
Revenue:
United States	$307,582	$199,046
Germany	8,868	-
Total Revenue	$316,450	$199,046
Gross Profit:
United States	259,975	176,564
Germany	7,738	-
Total Gross Profit	$267,713	$176,564

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

	December 31,
	2010	2009
Total Assets:
United States	1,545,510	400,960
Germany	69,665	-
Total Assets	$1,615,175	$400,960

7.  PROPERTY AND EQUIPMENT

As of December 31, 2010 and 2009, Property and Equipment and the estimated lives used in the computation of depreciation is as follows:

	2010	2009

Machinery and equipment	$93,764	$9,125
Purchased Software	10,000	-
Molds and Tooling	230,830	211,240
Furniture and fixtures	18,288	-
Therapy Devices	44,412	-
Internally Developed Software	540,000	-
	937,294	220,365

Less: Accumulated depreciation and amortization	(164,106)	(29,356)

Property and Equipment, net	$773,188	$191,009

Estimated useful lives of property and equipment are as follows:

Therapy devices	3 years
Computer equipment and software	3 years
Furniture and fixtures	7 years
Machinery and office equipment	5 years
Internally Developed Software	5 years

8.   INTANGIBLE ASSETS

As of December 31, 2010 and 2009, Intangible Assets consists of:

	December 31,
	2009	2008
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$381,740	$123,166
Accumulated Amortization	(48,668)	(29,462)
	$333,072	$93,704

Intangible assets not subject to amortization
Trademarks	130,000	-

Amortization expense for the periods ended December 31, 2010 and 2009 was $21,539 and $14,046, respectively.

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9.   EQUITY

Certain Equity Transactions

On January 11, 2010, in accordance with the terms prescribed in Vycor Preferred Stock - Series A Convertible Preferred Stock ("New Preferred Shares"), a total of 531,376,500 New Preferred Shares held by Fountainhead Capital Management Limited were automatically converted into the same number of common shares. The New Preferred Shares had been issued to Fountainhead on conversion of $300,000 debentures in connection with a debt restructuring effective December 29, 2009.

On January 11, 2010, in accordance with the terms prescribed in debentures totaling $803,690, the Company issued 64,295,200 common shares to automatically convert said debentures at the rate of $0.0125 per share.

In accordance with the previously filed Certificate of Designation, the Company sold 140,000 shares of Series B Preferred Stock during the current fiscal year for $140,000. These shares were converted on September 11 2010, along with accrued interest, into 11,768,197 shares of the Company's Common Stock at a multiple of 80 common shares per Series B share.

On February 23, 2010, in consideration for services provided to the Board of (valued at $10,000), the Company issued 800,000 shares of its common stock.

In accordance with an agreement with Joe Simone for consulting services relating to identifying sales and marketing opportunities, increasing investor awareness of the Company, identifying potential new investors who might have an interest in investing in the Company, and other activities in the furtherance of the above, the Company issued 750,000 shares of its Common Stock valued at $9,375.

On April 14, 2010, by written consent of the Board of Directors, the Company developed the 2010 Professional/Consultant Stock Compensation Plan. It was further resolved that these shares be issued to Gregory Sichenzia for services provided to the Company by Sichenzia Ross Friedman Ference LLP, valued at $14,025.

From April 13, 2010 through May 10, 2010, the Company accepted Subscription Agreements from eleven subscribers for the purchase of its Common Stock. In accordance with these Agreements, 49,966,665 shares were purchased at $0.015 per share, totaling $749,500. Approximately $72,500 of reimbursable out-of-pocket costs were incurred by consultants in furtherance of these transactions.

On August 11, 2010, in consideration for services provided to the Board of Directors (valued at $16,250), the Company issued 812,500 shares of its common stock.

From July 20, 2010 through September 30, 2010, the Company accepted Subscription Agreements from six subscribers for the purchase of its Common Stock. In accordance with these Agreements, 9,428,571 shares were purchased at $0.0175 per share, totaling $165,000.

During October and November, 2010, the Company accepted two Subscription Agreements from a subscriber for the purchase of its Common Stock. In accordance with these Agreements, 4,000,000 shares were purchased at $0.0175 per share, totaling $70,000.

On November 12, 2010, in consideration for services provided to the Board of Directors (valued at $5,000), the Company issued 250,000 shares of its common stock.

From October to December, 2010, the Company accepted Subscription Agreements from six subscribers for the purchase of its Common Stock. In accordance with these Agreements, 23,684,211 shares were purchased at $0.019 per share, totaling $450,000.

10.   AMENDMENTS TO ARTICLES OF INCORPORATION OR BY-LAWS

Effective January 11, 2010, the Company (a) amended its Certificate of Incorporation to increase the Company's authorized capital to 1,010,000,000 shares comprising 1,000,000,000 shares of Common Stock par value $.0001 per share and 10,000,000 shares of Preferred Stock par value $0.0001 per share and (b) decreased the par value of the Company's Common Stock and Preferred Stock from $.001 per share to $.0001 per share

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Effective July 11, 2010, the Company amended its Certificate of Incorporation to increase the Company's authorized capital to 1,510,000,000 shares comprising 1,500,000,000 shares of Common Stock par value $.0001 per share and 10,000,000 shares of Preferred Stock par value $0.0001 per share.

11.   SHARE-BASED COMPENSATION

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

For employee based awards which consist only of awards made under the "Stock Option Plan" described below, the company follows relevant FASB standards which require companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  There were no employee stock options granted for the year ended December 31, 2010.

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Stock Option Plan

The Company adopted the Vycor Medical, Inc Employee, Director, and Consultant Stock Plan as of February 13, 2008, that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, and consultants, independent contractors, directors and affiliates of the Company.   The board of directors establishes the terms and conditions of all stock options grants, subject to the Plan and applicable provisions of the Internal Revenue Code.  Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date.  The options granted to participants owning more than 10% of the Company's outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date.  The options expire on the date determined by the board of directors, but may not extend mare than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company's outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over three years.  The vesting Period for nonemployees is determined based on the services being provided.

Initial grants totaling 500,000 shares each were issued on February 13, 2008 to Kenneth T. Coviello, Chief Executive Officer and Heather N. Vinas, President at an exercise price of $.135 per share.  The options vest 33 1/3 % on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Accordingly, for the year ended December 31, 2010, the Company recognized share-based compensation amounts of $28,920 and $28,920, for each of the respective grants. Following Heather Vinas' resignation as President of the Company in May 2010, 166,667 options were cancelled.

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

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted average exercise price per share

Outstanding at January 1, 2009	6,460,920	$0.39
Granted	32,900,132	0.007
Exercised
Cancelled or expired	(3,867,880)	0.26
Outstanding at January 1, 2010	35,493,172	$0.03
Granted	90,191,077	0.015
Exercised
Cancelled or expired	(9,079,473)	0.015
Outstanding at December 31, 2010	116,604,776	$0.019
STOCK OPTIONS:
	Number of shares	Weighted average exercise price per share
Outstanding at January 1, 2009	1,050,000	$0.14
Granted	-	-
Exercised
Cancelled or expired	(50,000)	0.14
Outstanding at January 1, 2010	1,000,000	$0.14
Granted
Exercised
Cancelled or expired	(166,667)	0.14
Outstanding at December 31, 2010	833,333	$0.14

Employment Agreements

On February 10, 2010, Kenneth T. Coviello, Chief Executive Officer and Heather N. Vinas, (former President and Chairwoman) executed amendments to their existing employment agreements. Each agreed to a modification of monthly compensation from $8,500 to $12,500, and further agreed to forego a provision for potential cash bonus in excess of base compensation. All other terms and conditions of the existing agreements remain in full force. Concurrent with this amendment, Coviello and Vinas each executed amendments to their existing warrants to purchase common stock. These amendments reduce the total number of shares subject to purchase from 80,631,353 to 48,540,708 for each officer.

Consulting Agreements

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

Stock Based Compensation

In consideration for being the Company's strategic business advisor, in 2007 the Company issued a warrant to Martin Magida to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the year ended December 31, 2010, $4,456 was recognized as share-based compensation in connection with this agreement.

In consideration for providing advisory services in 2007, the Company issued a warrant to Robert Guinta to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the year ended December 31, 2010, $4,456 was recognized as share-based compensation in connection with this agreement.

Under the terms of a consulting agreement dated February 2010, the Company issued warrants to Fountainhead Capital Management to purchase up to 39,063,670 shares of the Company's common stock at $.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the year ended December 31, 2010, $62,323 was recognized as share-based compensation in connection with this agreement.

Under the terms of a sales and marketing consulting agreement dated March 2010, the issued 750,000 shares of its Common Stock to Joe Simone.

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Under the terms of an Extension of Funding Commitment agreement dated September 2010, the Company issued warrants to Fountainhead Capital Management to purchase up to 50,627,407 shares of the Company's common stock at $.0175 per share. The warrants are valid from September 29, 2010 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the year ended December 31, 2010, $22,710 was recognized as share-based compensation in connection with this agreement.

Under the terms of a consulting agreement dated December 6, 2010, the Company issued a warrant to Market Media Connect, LLC to purchase up to 500,000 shares of the Company's common stock at $.07 per share. The warrant is valid from December 1, 2010 for a period of three years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the year ended December 31, 2010, $242 was recognized as share-based compensation in connection with this agreement.

Stock-based compensation expense charged to operations on options and warrants granted to the above non-employees for the year ended December 31, 2010 is $94,229. As of December 31, 2010, there was approximately $767,000 of total unrecognized compensation costs related to non-vested stock options awards, which are expected to be recognized over a weighted average period of approximately 4.5 years.

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

Risk-free interest rates	0.10%
Expected life	3 years
Expected dividends	0%
Expected volatility	96%

The weighted-average remaining contractual life of outstanding warrants and options is 2.24 and 7.88 years, respectively.

12. INCOME TAXES

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

	December 31, 2010	December 31, 2009
Gross deferred tax assets	1,573,000	1,032,500
Valuation allowance	(1,573,000)	(1,032,500)
Net deferred tax asset	-	-

As of December 31, 2010 and 2009, the Company has U.S. federal net operating loss carryforwards of approximately $4,493,000 and $2,950,000, respectively.  The federal net operating loss carryforwards expire in the tax years 2027 through 2030.

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carryforwards and research and development credits may be subject to the above limitations.

At December 31, 2010 the Company has available for carryforward German net operating losses of approximately $130,000, to be applied against future German taxable income which may be subject to certain restrictions and limitations. Such carryforwards are subject to certain restrictions and limitations in the event of changes in the NovaVision AG's ownership.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a 100% valuation allowance is appropriate at December 31, 2010 and 2009.

13.   COMMITMENTS AND CONTINGENCIES

Lease

The Company executed a lease agreement for administrative office space at its current location of 3651 FAU Boulevard, Boca Raton, Florida. The lease term is 12 months from December 1, 2010. Rental expense for the year ended December 31, 2010 and 2010 were $56,795 and $20,351, respectively.

14. RELATED PARTY TRANSACTIONS

In January 2010 the Company issued a convertible debenture for $74,500 to Fountainhead Capital Management Limited ("Fountainhead"), holder of approximately 72.6% of the common shares of the Company, as more fully disclosed in Note 5 of the Notes to the Financial Statements. This debenture was repaid in May 2010

In February 2010 the Company issued a convertible debenture for $70,000 to Fountainhead, as more fully disclosed in Note 5 of the Notes to the Financial Statements.

In February 2010 the Company entered into a Consulting Agreement with Fountainhead. Under the terms of the agreement, Fountainhead receives $8,500 as a monthly consulting fee, which is to be accrued and converted into stock or paid in cash once a certain level of cash has been raised. Under the terms of the agreement, the Company also issued warrants to Fountainhead to purchase up to 39,063,670 shares of the Company's common stock at $.0125 per share. The warrants are valid from February 10, 2010 for a period of five years.

In March 2010 the Company issued a convertible debenture for $102,000 to Fountainhead, as more fully disclosed in Note 5 of the Notes to the Financial Statements. This debenture was repaid in May 2010

In May 2010 the Company issued a convertible debenture for $45,000 to Fountainhead, as more fully disclosed in Note 5 of the Notes to the Financial Statements. This debenture was repaid in May 2010.

In September 2010 the Company issued a convertible debenture for $85,000 to Fountainhead, as more fully disclosed in Note 5 of the Notes to the Financial Statements.

In September 2010 the Company entered into a new agreement with Fountainhead under which Fountainhead agreed to extend a previously disclosed agreement to fund or procure funding for Vycor Medical's monthly operating expenses for through August 2011. Under the terms of the agreement, the Company issued warrants to Fountainhead to purchase up to 50,627,407 shares of the Company's common stock at $.0175 per share. The warrants are valid from September 29, 2010 for a period of five years.

In October 2010 the Company issued a convertible debenture for $90,000, and a $77,500 non-convertible debenture to Fountainhead, as more fully disclosed in Note 5 of the Notes to the Financial Statements.

In November 2010 the Company issued a non-convertible debenture for $322,500, as more fully disclosed in Note 5 of the Notes to the Financial Statements.

In November 2010 the Company issued an unsecured, subordinated loan note to Fountainhead for $20,000. The note was repaid in December 2010.

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

In November 2010 the Company issued a convertible debenture for $350,000 to Peter Zachariou, a director of the Company, as more fully disclosed in Note 5 of the Notes to the Financial Statements. In December 2010 $50,000 of this debenture was repaid and the convertible rights removed.

In January, February and March 2011 the Company issued unsecured, subordinated loan notes to Fountainhead for a total of $99,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011

In January 2011 the Company issued an unsecured, subordinated loan note to Peter Zachariou, a director of the Company for $15,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011

In February 2011 the Company issued an unsecured, subordinated loan note to Peter Zachariou, a director of the Company for $40,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011

In February 2011 the Company issued an unsecured, subordinated loan note to David Cantor, a director of the Company for $10,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011

15. SUBSEQUENT EVENTS

Common Stock Subscriptions

In January and February 2011, the Company received subscription agreements from three investors to purchase an aggregate of 7,578,947 shares of Company common stock at a price of $0.010 per share for aggregate gross proceeds of $144,000.

On February 5, 2011, in consideration for services provided to the Board of Directors (valued at $5,000), the Company issued 250,000 shares of its common stock to Steven Girgenti.

Loan Agreements

In January, February and March 2011, the Company issued unsecured, subordinated loan notes to Fountainhead, Peter Zachariou and David Cantor - all related parties - totaling $164,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011.

In February and March 2011, the Company issued unsecured, subordinated loan notes to Craig Kirsch totaling $40,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011.

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. The term note bears interest at 16% per annum and is due June 25, 2011. In connection with the loan the company also issued warrants to purchase 400,000 shares of Company common stock at an exercise price of $0.03 per share for a period of three (3) years

Warrant Issuance

On March 2, 2011 the Company issued warrants to seven parties to purchase 14,710,530 shares of the Company's common stock at a price of $0.03 per share. The warrants are exercisable over a period of three years from the date of issuance.

Consulting Agreement

In March 2011 the Company entered into a consultancy agreement with Mr Jerold Ginder, a sales executive of Stryker Corporation. Mr Ginder has extensive experience in sales and marketing and  the development of medical device products, and has contacts which will be of use to the Company. Under the terms of the one year agreement, which the Company has the right to terminate with 30 days notice, Mr Ginder will receive $5,000 a month and 18,000,000 restricted shares of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2009, the Company's Management concluded that the Company's disclosure controls and procedures were not effective due to the lack of segregation of duties. During 2010 the Company's Management has addressed these shortcomings by increasing the number of officers and segregating duties with respect to disclosure controls and procedures. As a result, the information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Principal Executive Officer and the Principal Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

ITEM 9B. OTHER INFORMATION.

Subsequent Events

Common Stock Subscriptions

In January and February 2011, the Company received subscription agreements from three investors to purchase an aggregate of 7,578,947 shares of Company common stock at a price of $0.010 per share for aggregate gross proceeds of $144,000.

On February 5, 2011, in consideration for services provided to the Board of Directors (valued at $5,000), the Company issued 250,000 shares of its common stock to Steven Girgenti.

Loan Agreements

In January, February and March 2011, the Company issued unsecured, subordinated loan notes to Fountainhead, Peter Zachariou and David Cantor - all related parties - totaling $164,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011.

In February and March 2011, the Company issued unsecured, subordinated loan notes to Craig Kirsch totaling $40,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011.

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. The term note bears interest at 16% per annum and is due June 25, 2011. In connection with the loan the company also issued warrants to purchase 400,000 shares of Company common stock at an exercise price of $0.03 per share for a period of three (3) years

Warrant Issuance

On March 2, 2011 the Company issued warrants to seven parties to purchase 14,710,530 shares of the Company's common stock at a price of $0.03 per share. The warrants are exercisable over a period of three years from the date of issuance

Consulting Agreement

In March 2011 the Company entered into a consultancy agreement with Mr Jerold Ginder, a sales executive of Stryker Corporation. Mr Ginder has extensive experience in sales and marketing and  the development of medical device products, and has contacts which will be of use to the Company. Under the terms of the one year agreement, which the Company has the right to terminate with 30 days notice, Mr Ginder will receive $5,000 a month and 18,000,000 restricted shares of common stock of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age
Adrian Christopher Liddell	Chairman of the Board and a Director	52
David Marc Cantor	President and a Director	44
Peter C. Zachariou	Executive Vice President and a Director	49
Kenneth T. Coviello	Chief Executive and a Director	59
Heather N. Vinas	Director	31
Pascale Mangiardi	Director	38
Steven Girgenti	Director	65

Adrian Christopher Liddell, 52, has been Chairman of the Board and a Director of the Company since January 2010. He is an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. Mr. Liddell has 30 years of strategic, corporate and financial advisory and company investment. From 2003-2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003, Mr. Liddell served as Managing Director, Mergers & Acquisitions at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998, Mr. Liddell held various positions at Samuel Montagu & Co, Lehman Brothers and Erik Penser Corporate Finance in London. Mr. Liddell qualified as a Chartered Accountant in 1984 and holds an MA from Christ's College, Cambridge University.

David Marc Cantor, 44, has been President of the Company since September 2010 and a Director since January 2010. He is an investment manager of Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies across a broad range of sectors.  Mr. Cantor has over 22 years experience in Investment Banking with a focus on Mergers and Acquisitions and Equity Capital Raisings. Prior to Fountainhead from 2001 - 2005 he was at Citigroup Capital Markets where he was Co-head of its European Business Development and subsequently European Head of its Diversified Industrials and Aerospace activities. Prior to Citigroup he was a Managing Director in M&A at Donaldson Lufkin & Jenrette and worked at Lehman Brothers both in New York and London in both the Equity capital and M&A groups. Mr. Cantor has a BSc with Honours from City Business School, London.

Peter C. Zachariou, 49, was appointed a Director of the Company in May 2010 and Executive Vice President in September 2010. He is an investment manager for Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. For the past 20 years, Mr. Zachariou has been an active investor in a variety of companies and industries, both public and private, specializing in workouts and capital formation.  Mr. Zachariou's investments and activities have predominantly been in U.S. emerging and growth companies across a broad range of industry sectors.  He has also been proprietor and operator of several businesses in the U.K. and U.S. in the manufacturing, retail and leisure industries.

Kenneth Coviello, 59, is our Chief Executive and a Director of the Company. Mr. Coviello has more than 25 years of experience in successfully developing, selling and marketing medical devices and managing medical device and healthcare product companies. Mr. Coviello has held positions of Vice President, Senior Vice President and President of medical device companies, including Lumex and Graham Field. From 2000-2005, he was Senior Vice President at Misonix Inc., a public NASDAQ-listed medical device company that specializes in the design, manufacture and sale of ultrasonic surgical devices for orthopedic, neurosurgical, wound and urological applications. Mr. Coviello was responsible for Misonix medical device revenues and profitability, distribution partner contracts and factory operations in Farmingdale, NY. During his association with Misonix, Inc., Misonix increased its medical devices line from a single product to nine, grew medical device revenue, acquired and developed medical technology. While he was with Misonix, Inc, he was also appointed by Misonix, Inc. to the position of Chief Executive Officer of Hearing Innovations, Inc., a major funding entity and senior debt holder of Misonix, Inc. from August 2002 - November 2005. Mr. Coviello joined us on January 1, 2006 after leaving Misonix, Inc. in November 2005. Previous associations were:

1999-2000 FNC Medical - manufacturer and distributor of diabetic skin care supplies,

1992-1998 Graham Field - manufacturer and distributor of Medical devices, equipment and supplies

1972-1991 Lumex Inc. - manufacturer of medical devices and healthcare products

Heather N. Vinas, 31, is our founder and former President and a director. Ms. Vinas has more than 10 years experience in the medical profession ranging from hospitals to medical device manufacturing. Ms. Vinas joined us in November 2005. Ms. Vinas's most recent position from 2001-2005 was as Director of Sales at Misonix, Inc., a public NASDAQ-listed medical device company that specializes in ultrasonic surgical devices for orthopedic, neurosurgical, wound and urological applications. Ms. Vinas's responsibilities included international and domestic business development, knowledge and certification in export compliance, regulatory approval process and high-level executive contact and negotiations at some of the largest device companies in the world such as Tyco, Mentor, Aesculap, Richard Wolf and ACMI. She was also responsible for both domestic and international sales development. Ms. Vinas belongs to the Brain Injury Association, American Brain Tumor Association, and the National Association for Female Executives. She holds an Associates Degree in Business with a focus on Human Sciences and has additional credits in business administration from Katharine Gibbs College.

Pascale Mangiardi, 38, has been our director since October 30, 2007. She is presently the founder and President of Rougemont Management Services LLC and Chief Financial Officer of Optimus Services, LLC. From 2002-2006, she was a financial officer for John R. Mangiardi, MD, PC and from 2001 - 2002, she was the Assistant CEO at Hirslanden-Group Management AG, Zurich. Ms. Mangiardi holds a Diploma from the Swiss Business Administration School.

Steven Girgenti, 65, has been a director since November 19, 2008. He is President, CEO, Director and Co-Founder DermWorx, a specialty pharmaceutical company dedicated to solutions for dermatological conditions. Steve is also the Worldwide Chairman of Ogilvy Healthworld, a leading global healthcare communications network with 55 offices in 36 countries.  The network has more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world's leading healthcare companies.  Mr. Girgenti founded Healthworld in 1986 and, under his leadership, the company has made numerous acquisitions to expand and diversify the business.  Healthworld went public in 1997.  In addition to Vycor Medical, Mr. Girgenti has served as a director of Burren Pharmaceuticals and Pharmacon International, and is currently a director of AVTV Networks.  He is also Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City, and is on the Board of Directors for Jack Martin Fund, a Mt. Sinai Hospital affiliated charitable organization devoted to pediatric oncology research.  He graduated from Columbia University and has worked in the pharmaceutical industry since 1968 for companies such as Bristol-Myers Squibb, Carter Wallace and DuPont, as well as advertising agencies that specialize in healthcare. During his career, Steve has held positions in marketing research, product management, new product planning and commercial development.

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

None of our directors and executive officers have during the past five years:

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2010 and 2009, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2010 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as our executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Kenneth T. Coviello	2010	$153,989	-	-	$29,212	-	-	$12,578	$195,779
(Chief Executive Officer)	2009	$102,230	-	$162,477	$29,212	-	-	$21,813	$315,732
Heather N. Vinas	2010	$72,739	-	-	$29,212	-	-	$9,184	$111,135
(Former President)	2009	$102,230	-	$162,477	$29,212	-	-	$26,644	$320,563
David Cantor	2010	$-	-	-	-	-	-	-	-
(President)

(1) Management Warrants

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Initial grants under the 2008 Stock Plan were to Kenneth T. Coviello and Heather N. Vinas of options to purchase 1,000,000 shares in the aggregate. There were no option exercises by or stock vested in fiscal 2009 or 2010. Following the resignation of Heather N. Vinas, 166,667 options were cancelled.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Kenneth T. Coviello	2/15/2008	-	-	500,000	$0.135	2/12/2018
Heather N. Vinas	2/15/2008	-	-	333,333	$0.135	2/12/2018

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,000,000	$0.135	2,651,345
Equity compensation plans not approved by security holders	50,000	0.19	-
Total	1,050,000	$0.138	2,651,345

(1)     As of December 31, 2010

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants (1)	Number of Securities Underlying Unexercised Exercisable Warrants (1)	Warrant Exercise Price ($)	Warrant Expiration Date
Kenneth T. Coviello	12/29/2009	-	16,450,066	$0.00717	12/29/2014
Heather N. Vinas	12/29/2009	-	8,225,063	$0.00717	12/29/2014
Total		-	24,675,129	$0.00717

(1)     As of December 31, 2010

Employment Agreements

Effective December 29, 2009, the Company entered into new employment agreements with each of our Chief Executive Officer, Mr. Kenneth Coviello and with our Former President, Ms. Heather Vinas. Ms. Vinas' employment agreement terminated when she resigned her employment with the Company in May 2010. These new employment agreements superseded all prior employment agreements or arrangements between the Company and these individuals.

Effective September 30, 2010, the Company entered into identical employment agreements with David Cantor to serve as the Company's President and Peter C. Zachariou to serve as the Company's Executive Vice President. Each employment agreement continues until August 30, 2011 and provides that the executives will receive no compensation for services rendered under the agreements.

Compensation of Directors

During the period January 1, 2010 through January 2011, we granted Steven Girgenti a total of 1,550,000 shares of the Company's Common Stock for Mr. Girgenti's service to the Board of Directors. Mr. Girgenti is entitled to receive $5,000 in cash or stock at the option of the company per quarter and $1,500 per board meeting. No other directors of the Company receive compensation for their service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of March 24, 2011.  Unless noted, the address for the following beneficial owners and management is 3651 FAU Boulevard, Suite 300, Boca Raton, FL 33431.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Kenneth Coviello	5,284,587	*
Common Stock	Heather N. Vinas	5,284,587	*
Common Stock	Pascale Mangiardi	-	0.00%
Common Stock	Steven Girgenti	1,378,948	*
Common Stock	Adrian Christopher Liddell	--	0.00%
Common Stock	Marc David Cantor	--	0.00%
Common Stock	Peter C. Zachariou	--	0.00%
Common Stock	All executive officers and directors as a group	11,947,462	1.6%
Common Stock	Fountainhead Capital Management Limited Portman House Hue Street, St. Helier, Jersey JB4 5RP	531,376,500	72.6%

*       Less than 1%

(1)	In determining beneficial ownership of our common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of common stock owned by a person or entity on March 28, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 28, 2011 (732,317,876 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	In addition, in determining the percent of common stock owned by a person or entity on March 28, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on March 28, 2011 (732,317,876 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In January 2010 the Company issued a convertible debenture for $74,500 to Fountainhead Capital Management Limited ("Fountainhead"), holder of approximately 72.6% of the common shares of the Company, as more fully disclosed in Note 5 of the Notes to the Financial Statements. This debenture was repaid in May 2010

In February 2010 the Company issued a convertible debenture for $70,000 to Fountainhead, as more fully disclosed in Note 5 of the Notes to the Financial Statements.

In February 2010 the Company entered into a Consulting Agreement with Fountainhead. Under the terms of the agreement, Fountainhead receives $8,500 as a monthly consulting fee, which is to be accrued and converted into stock or paid in cash once a certain level of cash has been raised. Under the terms of the agreement, the Company also issued warrants to Fountainhead to purchase up to 39,063,670 shares of the Company's common stock at $.0125 per share. The warrants are valid from February 10, 2010 for a period of five years.

In March 2010 the Company issued a convertible debenture for $102,000 to Fountainhead, as more fully disclosed in Note 5 of the Notes to the Financial Statements. This debenture was repaid in May 2010

In May 2010 the Company issued a convertible debenture for $45,000 to Fountainhead, as more fully disclosed in Note 5 of the Notes to the Financial Statements. This debenture was repaid in May 2010.

In September 2010 the Company issued a convertible debenture for $85,000 to Fountainhead, as more fully disclosed in Note 5 of the Notes to the Financial Statements.

In September 2010 the Company entered into a new agreement with Fountainhead under which Fountainhead agreed to extend a previously disclosed agreement to fund or procure funding for Vycor Medical's monthly operating expenses for through August 2011. Under the terms of the agreement, the Company issued warrants to Fountainhead to purchase up to 50,627,407 shares of the Company's common stock at $.0175 per share. The warrants are valid from September 29, 2010 for a period of five years.

In October 2010 the Company issued a convertible debenture for $90,000, and a $77,500 non-convertible debenture to Fountainhead, as more fully disclosed in Note 5 of the Notes to the Financial Statements.

In November 2010 the Company issued a non-convertible debenture for $322,500, as more fully disclosed in Note 5 of the Notes to the Financial Statements.

In November 2010 the Company issued an unsecured, subordinated loan note to Fountainhead for $20,000. The note was repaid in December 2010.

In November 2010 the Company issued a convertible debenture for $350,000 to Peter Zachariou, a director of the Company, as more fully disclosed in Note 5 of the Notes to the Financial Statements. In December 2010 $50,000 of this debenture was repaid and the convertible rights removed.

In January, February and March 2011 the Company issued unsecured, subordinated loan notes to Fountainhead for a total of $99,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011

In January 2011 the Company issued an unsecured, subordinated loan note to Peter Zachariou, a director of the Company for $15,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011

In February 2011 the Company issued an unsecured, subordinated loan note to Peter Zachariou, a director of the Company for $40,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011

In February 2011 the Company issued an unsecured, subordinated loan note to David Cantor, a director of the Company for $15,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011

Director Independence

As of March 28, 2011, of our seven (7) directors, only Steven Girgenti, Pascale Mangiardi and Heather Vinas are considered "independent" in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining directors are not considered "independent".  We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and December 31, 2009, respectively, were approximately $25,000 and $15,000.

Tax Fees

The were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 and 2009.

All Other Fees

Fees billed for other products or services provided by our principal accountant for the fiscal years ended December 31, 2010 and December 31, 2009 were $45,000 and $0, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm

•Balance Sheets as of December 31, 2010 and 2009 (audited)

•Statements of Operations for the years ended December 31, 2010 and 2009 (audited)

•Statements of Stockholders' Deficit from January 1, 2009 to December 31, 2010 (audited)

•Statement of Cash Flows for the years ended December 31, 2010 and 2009

•Notes to Financial Statements (audited)

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

Vycor Medical, Inc.
(Registrant)
By:
/s/ Kenneth T. Coviello
________________________

Kenneth T. Coviello
Chief Executive and Director (Principal Executive Officer)
Date
March 31, 2011
By:
/s/ Adrian Liddell
________________________

Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)
Date
March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:
/s/ Kenneth T. Coviello
________________________

Kenneth T. Coviello
Chief Executive and Director (Principal Executive Officer)
Date
March 31, 2011

By:
/s/ Heather Vinas
________________________

Heather Vinas
Director
Date
March 31, 2011
By:
/s/ Pascale Mangiardi
_________________________

Pascale Mangiardi
Director
Date
March 31,2011
By:
/s/ Steven Girgenti
_________________________

Steven Girgenti
Director
Date
March 31, 2011
By:
/s/ Adrian Christopher Liddell
_________________________

Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)
Date
March 31, 2011
By:
/s/ David Marc Cantor
_________________________

David Marc Cantor
President and Director
Date
March 31, 2011
By:
/s/ Peter C. Zachariou
_________________________

Peter C. Zachariou
Executive Vice President and Director
Date
March 31, 2011