Form 10-Q
period 2011-03-31
VYCOR MEDICAL INC
filed 2011-05-13
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 March 31, 2011

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

Issuer's telephone number: (561) 558-2000
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

There were 741,206,784 shares outstanding of registrant's common stock, par value $.0001 per share, as of May 6, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS

Current Assets

Cash	$188,344	$127,081
Accounts receivable	84,187	76,460
Inventory	54,622	52,360
Prepaid expenses	124,948	106,782
Total Current Assets	452,101	362,683

Fixed assets, net	736,809	773,188

Intangible and Other assets:
Trademarks	130,000	130,000
Patents, net of accumulated amortization	326,853	333,072
Website, net of accumulated amortization	3,155	3,932
Security deposits	13,399	12,299
	473,407	479,303

TOTAL ASSETS	$1,662,317	$1,615,174

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$210,260	$114,447
Accrued interest	59,978	36,992
Accrued liabilities	388,996	406,998
Other current liabilities	148,215	106,162
Notes payable	1,865,069	1,344,300

TOTAL LIABILITIES	2,672,518	2,008,899

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 732,317,876 and 724,488,929 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	73,232	72,449
Additional Paid-in Capital	6,595,926	6,375,175
Accumulated Deficit	(7,666,979)	(6,838,350)
Accumulated Other Comprehensive Income	(12,380)	(2,999)

	(1,010,201)	(393,725)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,662,317	$1,615,174

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Operations

	For the three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)

Revenue	$145,122	$64,285

Cost of Goods Sold	22,373	12,498

Gross Profit	122,749	51,787

Operating expenses:
Research and development	23,852	4,886
Depreciation and Amortization	49,405	9,773
Stock Compensation	79,455	60,068
General and administrative	752,510	281,846

Total Operating expenses	905,222	356,573

Operating loss	(782,473)	(304,786)

Other expense
Interest expense	(45,614)	(69.137)
Total Other expense	(45,614)	(69,137)

Net Loss Before Taxes	(828,087)	(373,923)

Taxes	(542)	(2,078)

Net Loss	$(828,629)	$(376,001)

Loss Per Share
Basic and diluted	$(0.001)	$(0.001)

Weighted Average Number of Shares Outstanding	726,735,567	614,555,497

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows

	For the three months ended March 31
	2011	2010
Cash flows from operating activities:
Net loss	$(828,629)	$(376,001)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	14,047	4,036
Depreciation of fixed assets	39,087	5,737
Amortization of debt discount expense	22,018	56,532
Share based compensation	79,455	70,068

Changes in assets and liabilities:
Accounts receivable	(7,728)	(21,940)
Inventory	(2,263)	(17,312)
Prepaid expenses	(20,087)	(40,875)
Security deposit	(1,100)	(1,283)
Accounts payable	95,813	(46,392)
Accrued interest	22,986	9,271
Accrued liabilities	(18,002)	26,352
Other current liabilities	42,054	-

Cash used in operating activities	(562,349)	(331,807)
Cash flows used in investing activities:
Purchase of fixed assets	(1,208)	(1,931)
Acquisition of patents	(7,828)	(12,272)
Cash used in investing activities	(9,036)	(14,203)
Cash flows from financing activities:
Proceeds from sale of equity - Common stock	144,000	-
Proceeds from sale of equity - Series B preferred	-	140,000
Proceeds from short term Notes Payable	504,000	246,500
Repayment of short term Notes Payable	(5,249)	-
Cash provided by financing activities	642,751	386,500
Foreign currency translation adjustment	(10,103)	-
Net increase in cash	61,263	40,490
Cash at beginning of period	127,081	12,771
Cash at end of period	$188,344	$53,261
Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-
Taxes paid	$542	$2,078
Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$4,143	$803,690

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2010.

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

3.   GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $828,629 for the three months ended March 31, 2011, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of March 31, 2011 the Company had a stockholders' deficiency of $1,010,201 and cash and cash equivalents of $188,344. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended March 31, 2011 and 2010 the amounts charged to research and development expenses were $23,852 and $4,886, respectively.

Software Development Costs For Internal Use

The authoritative guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company's software for internal use, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of three years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc. on November 30, 2010. For the three months ended March 31, 2011 and 2010 there was no capitalization of software development costs.

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

The Company's convertible debentures are the only items that are subject to these standards as of March 31, 2011 as follows:

Unobservable inputs (level 3)	622,299

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,	December 31,
	2011	2010
Stock options outstanding	833,333	833,333

Warrants to purchase common stock	131,665,306	116,604,776

Recent Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company's accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

5.   NOTES PAYABLE

As of March 31, 2011 and December 31, 2010 Notes Payable consists of:

	March 31, 2011	December 31, 2010
On December 29, 2009, in conjunction with a debt restructuring (see Note 5), the Company issued a convertible debenture in the amount of $371,362 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, was due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $113,675, which is being amortized over the expected life of the loan to original maturity. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011 and on March 28, 2011 this was further extended to August 31, 2011. The note reflects an unamortized discount of $0 as of March 31, 2011 and December 31, 2010.	371,362	371,362

On February 3, 2010 the Company issued a convertible debenture in the amount of $70,000 payable Fountainhead. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. The Company computed a beneficial conversion feature debt discount of $19,863, which was amortized over the expected life of the loan. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011 and on March 28, 2011 this was further extended to August 31, 2011. The note reflects an unamortized discount of $0 as of March 31, 2011 and December 31, 2010.	70,000	70,000

	March 31, 2011	December 31, 2010
On September 30, 2010, the Company issued a convertible debenture in the amount of $85,000 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, is due August 31, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $30,147, which is being amortized over the expected life of the loan. The note reflects an unamortized discount of $13,769 and $21,868 as of March 31, 2011 and December 31, 2010, respectively.	71,231	63,132

On October 14, 2010, the Company issued a convertible debenture in the amount of $90,000 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, is due August 31, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $30,504, which is being amortized over the expected life of the loan to original maturity. The note reflects an unamortized discount of $15,352 and $24,383 as of March 31, 2011 and December 31, 2010, respectively.	74,648	65,617

On October 26, 2010, the Company issued a debenture in the amount of $77,500 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, is due on the earlier of August 31, 2011 or the date of receipt by the Company of cash from fundraisings in excess of a cumulative $3 million from October 26, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.	77,500	77,500

On November 15, 2010, the Company issued a debenture in the amount of $322,500 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, is due on the earlier of August 31, 2011 or the date of receipt by the Company of cash from fundraisings in excess of a cumulative $3 million from October 26, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.	322,500	322,500

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is due on the earlier of August 31, 2011 or the date of receipt by the Company of cash from fundraisings in excess of a cumulative $3 million from October 26, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation. On December 20, 2011, the Company repaid $50,000 of this debenture and removed the convertible rights.	300,000	300,000

	March 31, 2011	December 31, 2010
On December 3, 2010, the Company issued a debenture in the amount of $40,000 payable to Berardino Investment Group. This debenture accrues interest rate of 6% per annum, is due June 30, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $11,351, which is being amortized over the expected life of the loan to original maturity. The note reflects an unamortized discount of $4,942 and $9,830 as of March 31, 2011 and December 31, 2010, respectively.	35,058	30,170

In January, February and March 2011 the Company issued short term, unsecured notes in the amount of $15,000, $64,000 and $20,000 respectively, payable to Fountainhead. The notes accrue interest rate of 6% per annum, are due May 30, 2011 and are junior to the secured convertible and non-convertible debentures of the Company.	99,000	-

In January and February 2011 the Company issued short term, unsecured notes in the amount of $15,000 and $40,000 respectively, payable to Peter Zachariou, a Director of the Company. The notes accrue interest rate of 6% per annum, are due May 30, 2011 and are junior to the secured convertible and non-convertible debentures of the Company.	55,000	-

In February 2011 the Company issued short term, unsecured notes in the amount of $10,000 payable to David Cantor, a Director of the Company. The notes accrue interest rate of 6% per annum, are due May 30, 2011 and are junior to the secured convertible and non-convertible debentures of the Company.	10,000	-

In February and March 2011 the Company issued short term, unsecured notes in the amount of $10,000 and $30,000 respectively, payable to Craig Kirsch. The notes accrue interest rate of 6% per annum, are due May 30, 2011 and are junior to the secured convertible and non-convertible debentures of the Company. These notes were repaid on April 12, 2011.	40,000	-

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. The term note bears interest at 16% per annum and is due June 25, 2011. In connection with the loan the company also issued warrants to purchase 400,000 shares of Company common stock at an exercise price of $0.03 per share for a period of three (3) years.	300,000	-

Unsecured, non-interest bearing loan from the chief executive of NovaVision AG, advanced a total of to NovaVision AG, which is being repaid in monthly installments to December 31, 2011. As of March 31, and December 31, 2010 the remaining balance is €27,500 and €33,000, respectively.	38,770	44,019

Total Notes Payable:	$1,865,069	$1,344,300

The following is a schedule of future minimum loan payments:

Twelve months ending March 31,	Amount
2011	$1,899,132
2012	-
2013	-
2014	-
2015	-
Thereafter	-

Total	$1,899,132
Less debt discount	(34,063)
$1,865,069

As of March 31, 2011, $1,356,362 (before debt discount of $34,063) of Company's notes payable are secured by a first security interest in all of the assets of the Company.

6.   SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, devices for neurosurgery; and NovaVision, neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Set out below are the revenues, gross profits and total assets for each segment.

	March 31,
	2011	2010
Revenue:
Vycor Medical	$99,842	$64,285
NovaVision	45,280	-
Total Revenue	$145,122	$64,285
Gross Profit:
Vycor Medical	92,724	51,787
NovaVision	30,025	-
Total Gross Profit	$122,749	$51,787

	March 31,	December 31,
	2011	2010
Total Assets:
Vycor Medical	647,046	547,260
NovaVision	1,015,271	1,068,014
Total Assets	$1,662,317	$1,615,174

(b) Geographic information

The Company operates in two geographic segments, the United States and Germany. Set out below are the revenues, gross profits and total assets for each segment.

	March 31,
	2011	2010
Revenue:
United States	$104,009	$64,285
Germany	41,113	-
Total Revenue	$145,122	$64,285
Gross Profit:
United States	93,892	51,787
Germany	28,867	-
Total Gross Profit	$122,749	$51,787

	March 31,	December 31,
	2011	2010
Total Assets:
United States	1,614,177	1,545,510
Germany	48,140	69,665
Total Assets	$1,662,317	$1,615,175

7.  PROPERTY AND EQUIPMENT

As of March 31, 2011 and December 31, 2010, Property and Equipment and the estimated lives used in the computation of depreciation is as follows:

	March 31, 2011	December 31, 2010

Machinery and equipment	$98,470	$93,764
Purchased Software	11,208	10,000
Molds and Tooling	230,830	230,830
Furniture and fixtures	19,328	18,288
Therapy Devices	45,175	44,412
Internally Developed Software	540,000	540,000
	945,011	937,294

Less: Accumulated depreciation and amortization	(208,202)	(164,106)

Property and Equipment, net	$736,809	$773,188

Estimated useful lives of property and equipment are as follows:

Therapy devices	3 years
Computer equipment and software	3 years
Furniture and fixtures	7 years
Machinery and office equipment	5 years
Internally Developed Software	5 years

8.   INTANGIBLE ASSETS

As of March 31, 2011 and December 31, 2010, Intangible Assets consists of:

	March 31,	December 31,
	2011	2010
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$389,568	$381,740
Accumulated Amortization	(62,715)	(48,668)
	$326,853	$333,072

Intangible assets not subject to amortization
Trademarks	130,000	130,000

Amortization expense for the periods ended March 31, 2011 and December 31, 2010 was $14,047 and $21,539, respectively.

9.   EQUITY

Certain Equity Transactions

In January and February 2011, the Company issued an aggregate of 7,578,947 shares of Company common stock to three investors at a price of $0.019 per share for aggregate gross proceeds of $144,000.

On February 5, 2011, in consideration for services provided to the Board of Directors (valued at $5,000), the Company issued 250,000 shares of its common stock to Steven Girgenti.

On March 2, 2011, the Company issued warrants to seven parties to purchase 14,710,530 shares of the Company's common stock at a price of $0.03 per share. The warrants are exercisable over a period of three years from the date of issuance.

On March 25, 2011, in connection with the issuance by the Company of a term note for $300,000 to EuroAmerican Investment Corp, the Company issued warrants to purchase 400,000 shares of Company common stock at an exercise price of $0.03 per share for a period of three years from the date of issuance. This warrant was fair valued under the Black-Scholes Model and amortized over the term of the loan as financing costs starting April 1, 2011

10.   SHARE-BASED COMPENSATION

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

Initial grants totaling 500,000 shares each were issued on February 13, 2008 to Kenneth T. Coviello, Chief Executive Officer and Heather N. Vinas, President at an exercise price of $.135 per share.  The options vest 33 1/3 % on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas' resignation as President of the Company in May 2010, 166,667 options were cancelled. Accordingly, for the three months ended March 31, 2011, the Company recognized share-based compensation of $28,920 the grant to Kenneth T. Coviello.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted average exercise price per share

Outstanding at January 1, 2010	35,493,172	$0.030
Granted	90,191,077	0.015
Exercised
Cancelled or expired	(9,079,473)	0.015
Outstanding at January 1, 2011	116,604,776	$0.019
Granted	15,110,530	0.030
Exercised	-	-
Cancelled or expired	(50,000)	0.500
Outstanding at March 31, 2011	131,665,306	$0.020
STOCK OPTIONS:
	Number of shares	Weighted average exercise price per share
Outstanding at January 1, 2010	1,000,000	$0.14
Granted
Exercised
Cancelled or expired	(166,667)	0.14
Outstanding at January 1, 2011	833,333	$0.14
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2011	833,333	$0.14

Stock Compensation

In consideration for being the Company's strategic business advisor, in 2007 the Company issued a warrant to Martin Magida to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the three months ended March 31, 2011, $1,114 was recognized as share-based compensation in connection with this agreement.

In consideration for providing advisory services in 2007, the Company issued a warrant to Robert Guinta to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the three months ended March 31, 2011, $1,114 was recognized as share-based compensation in connection with this agreement.

Under the terms of a consulting agreement dated February 2010, the Company issued warrants to Fountainhead Capital Management to purchase up to 39,063,670 shares of the Company's common stock at $.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the three months ended March 31, 2011, $17,523 was recognized as share-based compensation in connection with this agreement.

Under the terms of a twelve month sales and marketing consulting agreement dated March 2010, the Company issued 750,000 shares of its Common Stock to Joe Simone, valued at $9,375. For the three months ended March 31, 2011, $1,921 was recognized as share-based compensation in connection with this agreement.

Under the terms of an Extension of Funding Commitment agreement dated September 2010, the Company issued warrants to Fountainhead Capital Management to purchase up to 50,627,407 shares of the Company's common stock at $.0175 per share. The warrants are valid from September 29, 2010 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the three months ended March 31, 2011, $22,710 was recognized as share-based compensation in connection with this agreement.

Under the terms of a consulting agreement dated December 6, 2010, the Company issued a warrant to Market Media Connect, LLC to purchase up to 500,000 shares of the Company's common stock at $.07 per share. The warrant is valid from December 1, 2010 for a period of three years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the warrant agreement. For the three months ended March 31, 2011, $278 was recognized as share-based compensation in connection with this agreement.

In March 2011 the Company entered into a one year consultancy agreement with Mr Jerold Ginder, a sales executive of Stryker Corporation, effective April 1, 2011. Mr Ginder has extensive experience in sales and marketing and  the development of medical device products, and has contacts which will be of use to the Company. Under the terms of the one year agreement, which the Company has the right to terminate with 30 days notice, Mr Ginder will receive $5,000 a month and 18,000,000 restricted shares of common stock of the Company. The stock has been valued by the Company at $360,000 and will be amortized over the life of the agreement as share-based compensation expense.

Stock-based compensation expense charged to operations on employee options and on stock and warrants granted to the above non-employees for the three months ended March 31, 2011 is $79,455. As of March 31, 2011, there was approximately $1,054,786 of total unrecognized compensation costs related to non-vested option, warrant and stock awards, which are expected to be recognized over a weighted average period of approximately 3.1 years.

Stock-based compensation expenses related to employee options and warrants granted to non-employees is recognized as the stock options and warrants are earned. The Company believes that the fair value of the stock options and warrants is more reliably measured than the fair value of the services received.  The fair value of the stock options or warrants granted is calculated at the grant date, using the Black-Scholes option-pricing model, and the expense recognized over the vesting period or life of the warrant, as applicable.  The following assumptions were used in calculations of the Black Scholes option pricing model in the three months ended March 31, 2011:

Risk-free interest rates	1.26%
Expected life	3 years
Expected dividends	0%
Expected volatility	96%

The weighted-average remaining contractual life of outstanding warrants and options is 1.86 and 7.88 years, respectively.

11. INCOME TAXES

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

	March 31, 2011	December 31, 2010
Gross deferred tax assets	1,780,000	1,573,000
Valuation allowance	(1,780,000)	(1,573,000)
Net deferred tax asset	—	—

As of March 31, 2011 and December 31, 2010, the Company has U.S. federal net operating loss carryforwards of approximately $5,110,000 and $4,493,000, respectively.  The federal net operating loss carryforwards expire in the tax years 2027 through 2031.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carryforwards and research and development credits may be subject to the above limitations.

At March 31, 2011 and December 31, 2010 the Company has available for carryforward German net operating losses of approximately $200,000, to be applied against future German taxable income which may be subject to certain restrictions and limitations. Such carryforwards are subject to certain restrictions and limitations in the event of changes in the NovaVision AG's ownership.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a 100% valuation allowance is appropriate at March 31, 2011 and December 31, 2010.

12.   COMMITMENTS AND CONTINGENCIES

Lease

The Company executed a lease agreement for administrative office space at its current location of 3651 FAU Boulevard, Boca Raton, Florida. The lease term is 12 months from December 1, 2010. The Company vacated its premises at 80 Orville Drive, Bohemia, NY in February, 2011. Rental expense for the three months ended March 31, 2011 and 2011 was $40,734 and $7,751, respectively.

13. CONSULTING AND OTHER AGREEMENTS

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

14. RELATED PARTY TRANSACTIONS

In January, February and March 2011 the Company issued unsecured, subordinated loan notes to Fountainhead for a total of $99,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due May 30, 2011

In January and February 2011 the Company issued unsecured, subordinated loan notes to Peter Zachariou, a director of the Company for a total of $55,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due May 30, 2011

In February 2011 the Company issued an unsecured, subordinated loan note to David Cantor, a director of the Company for $10,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due May 30, 2011.

On May 12, 2011, the Company entered into a Supplement to a prior Consulting Agreement with Fountainhead Capital Management Limited ("FCM") entered into on February 10, 2010 (amended September 29, 2010) to recognize FCM's expanded responsibilities as a result of the acquisition by the Company of the assets of NovaVision, Inc. Under the terms of the Supplement, commencing January 1, 2011 the Company will pay to FCM an additional monthly retainer of $29,000. This additional monthly retainer shall be accrued and paid out to FCM at the option of FCM as follows: (i) in Vycor stock at any time at $0.0225 per share; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof at any time after June 30, 2011. Notwithstanding, FCM shall have the option to receive up to $5,000 of the additional monthly retainer in cash each month, commencing April 1, 2011. Other than as supplemented, the Consulting Agreement remains in full force and effect according to its terms.

15. SUBSEQUENT EVENTS

Common Stock Subscriptions

In April 2011, the Company issued Units aggregating 24,444,442 shares of Company common stock together with Warrants to purchase 12,222,221 shares of Company common stock at an exercise price of $0.03 per share for a period of three years at a price of $0.0225 per Unit to seven investors for aggregate gross proceeds of $550,000.

In May 2011, the Company issued Units aggregating 3,333,333 shares of Company common stock together with Warrants to purchase 1,666,667 shares of Company common stock at an exercise price of $0.03 per shares for a period of three years at a price of $0.0225 per Unit to two investors for aggregate gross proceeds of $75,000.

In May, 2011, in consideration for services provided to the Board of Directors (valued at $5,000), the Company issued 222,222 shares of its common stock to Steven Girgenti.

Loan Note Repayment

In April 2011, the unsecured, subordinated loan notes due to Craig Kirsch totaling $40,000 were repaid.

Consulting Agreement

On May 12, 2011, the Company entered into a Supplement to a prior Consulting Agreement with Fountainhead Capital Management Limited ("FCM") entered into on February 10, 2010 (amended September 29, 2010) to recognize FCM's expanded responsibilities as a result of the acquisition by the Company of the assets of NovaVision, Inc. Under the terms of the Supplement, commencing January 1, 2011 the Company will pay to FCM an additional monthly retainer of $29,000. This additional monthly retainer shall be accrued and paid out to FCM at the option of FCM as follows: (i) in Vycor stock at any time at $0.0225 per share; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof at any time after June 30, 2011. Notwithstanding, FCM shall have the option to receive up to $5,000 of the additional monthly retainer in cash each month, commencing April 1, 2011. Other than as supplemented, the Consulting Agreement remains in full force and effect according to its terms.

Placement Agent Agreement

On April 25, 2011, the Company engaged a placement agent in connection with the issuance and sale of Units comprising shares of the Company's Series C Convertible Preferred Stock (the "Series C Preferred") and warrants to purchase shares of the Company's common stock (collectively, the "Units") up to a total of $1.75 million gross proceeds through a transaction or transactions exempt from registration under the Securities Act of 1933, as amended, and in compliance with the applicable securities laws and regulations (the "Financing").  At the same time, the Company is directly selling to investors additional Units with gross proceeds of up to an additional $1.25 million.  If fully subscribed, the Company would receive gross proceeds of approximately $3.0 million.

Each Unit is priced at $50,000.00 and will comprise one share of Series C Preferred convertible (at the Holder's option or mandatorily upon the occurrence of certain events) into 2,222,222 shares of the Company's Common Stock ($0.0225 per share) and a Warrant to purchase 1,111,111 shares of the Company's Common Stock at $0.03 per share (subject to adjustments) for a period of three (3) years.  The proceeds of the Offering would be used for working capital and general corporate purposes. The Offering is being undertaken on a "best efforts" basis and is not subject to any "firm commitment" as to the sale of the Units.  Normal placement agent fees will be payable. The Company is looking to complete the Offering during the second quarter.

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

2. Overview of Business

Vycor operates two distinct business units--Vycor Medical Inc. ("Vycor Medical") and NovaVision, Inc ("NovaVision"). Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. NovaVision develops non-invasive, computer-based visual neuro-stimulation therapy called VRT for those suffering from vision loss resulting from neurological trauma, and screening and diagnostic products for physicians. In addition to our existing products and products in development, we actively seek acquisition, joint venture and in-licensing opportunities in the medical device field which we believe will add shareholder value.

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

The VBAS is available in multiple sizes and is a single-use product. The series consists of twelve disposable products, offered in four different port diameters of 17mm and 21mm, 12mm and 28 mm and a choice of three lengths for each of 3, 5, and 7cm We intend to add additional models in the future.

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

VBAS products have the potential to significantly reduce brain tissue trauma resulting from the currently used retractors when accessing deep brain targets.. First, the unique design of the product can minimize the size of the brain entry access necessary for surgical procedures, and in turn the amount of brain tissue exposed. For instance, a brain procedure involving the removal of a 7cm cystic astrocyctoma would result in an access site (corticotomy) of approximately 20mm. However, the same procedure that was performed utilizing the Company's VBAS product required a corticotomy of only 2mm.

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

Customers

Vycor Medical sells to stocking regional distributors and direct to hospitals through independent representatives. The Company believes that its products currently are being evaluated or utilized in approximately 80 hospitals in the United States. In addition, in three months ended March 31, 201 international sales accounted for approximately 11% of revenues.

Intellectual Property

Patent Applications

Vycor Medical has two granted, but not issued, patents in China and Russia and numerous patent applications pending in various countries with respect to its technology.

Trademarks

VYCOR MEDICAL is a registered trademark and VIEWSITE is pending registration as a trademark with the United States Patent and Trademark Office.

NovaVision, Inc.

Introduction

NovaVision develops non-invasive, computer-based visual neuro-stimulation therapy called VRT for those suffering from vision loss resulting from neurological trauma, and screening and diagnostic products for physicians. VRT is a patient-specific diagnostic and therapeutic platform that improves patient's vision and enables them to experience significant functional improvements. VRT is currently focused on visual deficits resulting from stroke, traumatic brain injury, or other acquired brain injuries. NovaVision operates in the US and in Germany through a wholly-owned subsidiary.

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

VRT is a patient-specific diagnostic and therapeutic platform. The VRT diagnostic program maps the area of lost visual field.Proprietary algorithms help generate acustomized therapy which delivers light-based stimuli to neurologically stimulate the visual cortex of the brain and restore the lost visual field. VRT is generally performed over a six month period, twice a day for an hour total, six days a week. The Company maintains broad IP protection NovaVision has collected significant amounts of data from clinical studies and peer reviewed papers that support the Company's claims about the benefits of its platform technology for vision restoration and other indications. NovaVision has received 510(k) clearance and CE Marking for VRT.

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

Management believes that it is this programmed light sequences that stimulate the border zone between the "seeing" and "blind" visual fields and which induces neuroplasticity. The diagnostic algorithm in the VRT product first maps the visual field and defines the areas of defect in patients suffering vision loss. The therapeutic algorithm in the VRT product is then specifically designed for each patient based upon the results of the diagnostic program and it repetitively challenges the visual cortex with thousands of stimuli over the course of time. While neuroplasticity for explaining VRT has never been conclusively demonstrated, Randy Mashall's study using MRI did demonstrate that VRT results in increased neural activity in the visual cortex. Management is also aware of other studies which should be published during the course of 2011 which will shed further light on this. Irrespective of mechanism patient studies point to significantly improved functional outcomes for patients who have done VRT treatment. This improvement manifests itself in greater confidence to move around and an average shift of 4.9 degrees in the border between seeing and blind visual fields. The visual field is the portion of space surrounding an individual which is visible at any given time by that individual while their gaze is held stationary. To humans, the central 10° of visual field holds the greatest functional importance for focal and cognitive tasks.

Clinical Data Relating to VRT

NovaVision has accumulated significant amounts of clinical data as a result of company-sponsored trials, patient surveys as well as studies conducted by independent third parties.

•A large retrospective VRT study indicated that 88% of patients experience an improvement in at least one of their daily life activities

•75% of patients experience and improvement in their mobility which is regarded as the most important functional task

•Time since injury does not seem to matter so historical backlog of patients can be treated

•Results do not appear to be not age or gender dependent

Market

NovaVision markets its therapy through physicians and direct to patients, who it refers to physicians for consultation, prescription and diagnosis prior to undergoing therapy. Its screening and diagnostic products are marketed to physicians, medical and rehabilitation centers and academic institutions. The Company is in the process of finalizing a significantly enhanced marketing strategy which will entail increased sales and marketing expenditure.

Pipeline Products Utilizing NovaVision's Platform Technology

Management is looking to further develop its product range leveraging its existing technology platform. To this end it is in the process of launching a new portable visual field screening device called head mounted perimeter (HMP). The Company has received approval to sell the HMP as a Class 1 device an integrated HMP as a screening tool for physicians. This novel portable HMP would be used by physicians as a low-cost screening tool providing automated perimetry for visual field screenings performed more efficiently in the clinician's office, waiting room, nursing homes or within the hospital setting by Ophthalmologists, Optometrists and even the Primary Care Physician. The visual field test qualifies for reimbursement under CPT code 92082 (ranging from $60 - $70). Pre-marketing of this device amongst physicians and distributors has been very well received and demonstrated a significant untapped demand. While entirely focused on just screening and as such not as complex as an Oculus or Humphreys its screening ability is actually more resolute as it tests every 4 degrees compared to every 6 degrees. The screener is reimbursable and is considered a level two screening device. Its greatest advantage is its portability which enables it to be utilized in a number of situations where patients with a Visual Field Deficit (VFD) may otherwise not be able to take a table mounted test:

Regulatory Matters

In the U.S., NovaVision's products are regulated by the Food and Drug Administration ("FDA") as Class U medical devices subject to 510(k) clearances, and in Europe NovaVision has CE Marking for VRT as a Class I device. NovaVision received its 510(k) clearance for VRT specific to Stroke and TBI indications in 2003.

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally. In the U.S., the Company has a total of 8 issued patents and 3 pending applications. The international patent portfolio includes 6 issued patent and more than 16 pending applications.

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

Vycor Medical has the following certification/licensing:

•Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

•EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

•ISO 13485.2003

•HPB Licensing for Canada

Employees

We currently have 14 full-time employees.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Revenue and Gross Margin:

	2011	2010	% Change
Revenue:
Vycor Medical	$99,842	$64,285	55%
NovaVision	$45,280	$-	NM
	$145,122	$64,285	126%
Cost of Revenue:
Vycor Medical	$(7,117)	$(12,498)	-43%
NovaVision	$(15,256)	$-	NM
	$(22,373)	$(12,498)	79%
Gross Profit
Vycor Medical	$92,724	$51,787	89%
NovaVision	$30,025	$-	NM
	$122,749	$51,787	147%

Vycor Medical recorded revenue of $99,842 from the sale of its products in the three months ended March 31, 2011, an increase of 55% over the same period in 2010. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. Gross margin of 93% was achieved compared to 81% for the same period in 2010. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales, and reflects one-off validation and product life extension costs in the three months ended March 31, 2010 as well as inventory credits in the three months ended March 31, 2011.

NovaVision recorded revenues of $45,280 in the three months ended March 31, 2011 and gross margin of 66%. The majority of these revenues were attributable to Germany.

Research and Development Expense:
Research and development expenses were $23,852 in the three months ended March 31, 2011 compared to $4,886 for the same period in 2010.

Stock Compensation Expense:

Stock Compensation expense is a non-cash charge for share based compensation as the result of amortizing shares, warrants and options which have been issued by the Company over various periods. The charge in the three months ended March 31, 2011 was $79,455, an increase of $19,387 over $60,068 in the same period in 2010.

General and Administrative Expenses:

General and administrative expenses increased by $470,664 to $752,510 in the three months ended March 31, 2011 from $281,846 for the same period in 2010. This reflects the additional expenses for NovaVision as well as higher levels of marketing activities in Vycor, as follows:

Total G&A expenses for the three months ended March 31, 2011	$281,846
Increase in marketing expenditure and travel costs	81,265
Increase in personnel costs	159,951
Increase in non-cash consulting fees	76,903
Increase in professional and regulatory costs	41,741
Increase in premises costs	58,077
Increase in other operating expenses	52,727

Total G&A expenses for the three months ended March 31, 2011	$752,510

Interest Expense:

Interest expense comprises: interest expense on the Company's debt and insurance policy financing; and the amortization of the Beneficial Conversion Feature (BCF) in the Company's convertible debt. Interest expense in the three months ended March 31, 2011 increased by $10,991 to $23,596 from $12,605 for the same period in 2010. The amortization of the BCF was $22,018 compared to $56,532.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010	$ Change
Cash	$188,344	$127,081	$61,263
Accounts receivable, inventory and other current assets	263,758	235,601	28,157
Total current liabilities	(2,672,518)	(2,008,899)	(663,619)
Working capital (deficit)	$(2,220,416)	$(1,646,217)	$(574,199)
Cash provided by financing activities	$642,751	$2,489,500	$(1,846,749)

As of March 31, 2011 we had $188,344 cash, a working capital deficit of $2,216,549 and an accumulated deficit of $7,666,979. The Stockholders' deficit at March 31, 2011 was $1,010,201. Debt (before debt discount) at March 31, 2011, included in the working capital deficit above, was $1,899,131, a change of $498,751 from $1,400,381 at December 31, 2010.

Our operating activities used $562,349 in cash for the three months ended March 31, 2011. Aside from the increased operating expenses discussed above, the Company has reduced accounts payable and accrued payables, and increased operating assets. This is accounted for as follows:

Net cash loss adjusted for change in accrued interest	$(651,036)
Reduction in accounts payable and accrued payables	(34,689)
Increase in inventory and inventory order deposits	(35,614)
Net change in other assets and liabilities	158,990
$(562,349)

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

Going Concern

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $828,629 for the three months ended March 31, 2011, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of March 31, 2011 the Company had a stockholders' deficiency of $1,010,201 and cash and cash equivalents of $188,344. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures

The Company's management, with the participation of its principal executive officer and principal accounting officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q (March 31, 2011). Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were adequate and effective.

(b)      Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2011, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January and February 2011, the Company issued an aggregate of 7,578,947 shares of Company common stock to three investors at a price of $0.019 per share for aggregate gross proceeds of $144,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

Subsequent events

Common Stock Subscriptions

In April 2011, the Company issued Units aggregating 24,444,442 shares of Company common stock together with Warrants to purchase 12,222,221 shares of Company common stock at an exercise price of $0.03 per share for a period of three years at a price of $0.0225 per Unit to seven investors for aggregate gross proceeds of $550,000.

In May 2011, the Company issued Units aggregating 3,333,333 shares of Company common stock together with Warrants to purchase 1,666,667 shares of Company common stock at an exercise price of $0.03 per shares for a period of three years at a price of $0.0225 per Unit to two investors for aggregate gross proceeds of $75,000.

In May, 2011, in consideration for services provided to the Board of Directors (valued at $5,000), the Company issued 222,222 shares of its common stock to Steven Girgenti.

Loan Note Repayment

In April 2011, the unsecured, subordinated loan notes due to Craig Kirsch totaling $40,000 were repaid.

Consulting Agreement

On May 12, 2011, the Company entered into a Supplement to a prior Consulting Agreement with Fountainhead Capital Management Limited ("FCM") entered into on February 10, 2010 (amended September 29, 2010) to recognize FCM's expanded responsibilities as a result of the acquisition by the Company of the assets of NovaVision, Inc. Under the terms of the Supplement, commencing January 1, 2011 the Company will pay to FCM an additional monthly retainer of $29,000. This additional monthly retainer shall be accrued and paid out to FCM at the option of FCM as follows: (i) in Vycor stock at any time at $0.0225 per share; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof at any time after June 30, 2011. Notwithstanding, FCM shall have the option to receive up to $5,000 of the additional monthly retainer in cash each month, commencing April 1, 2011. Other than as supplemented, the Consulting Agreement remains in full force and effect according to its terms.

Placement Agent Agreement

On April 25, 2011, the Company engaged a placement agent in connection with the issuance and sale of Units comprising shares of the Company's Series C Convertible Preferred Stock (the "Series C Preferred") and warrants to purchase shares of the Company's common stock (collectively, the "Units") up to a total of $1.75 million gross proceeds through a transaction or transactions exempt from registration under the Securities Act of 1933, as amended, and in compliance with the applicable securities laws and regulations (the "Financing").  At the same time, the Company is directly selling to investors additional Units with gross proceeds of up to an additional $1.25 million.  If fully subscribed, the Company would receive gross proceeds of approximately $3.0 million.

Each Unit is priced at $50,000.00 and will comprise one share of Series C Preferred convertible (at the Holder's option or mandatorily upon the occurrence of certain events) into 2,222,222 shares of the Company's Common Stock ($0.0225 per share) and a Warrant to purchase 1,111,111 shares of the Company's Common Stock at $0.03 per share (subject to adjustments) for a period of three (3) years.  The proceeds of the Offering would be used for working capital and general corporate purposes. The Offering is being undertaken on a "best efforts" basis and is not subject to any "firm commitment" as to the sale of the Units.  Normal placement agent fees will be payable. The Company is looking to complete the Offering during the second quarter.

ITEM 6. EXHIBITS
Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
32.1	Certification of CEO under 18 U.S.C. Section 1350
32.2	Certification of CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2011.

VYCOR MEDICAL, INC.

By:	/s/ Kenneth T. Coviello
Kenneth T. Coviello
Chief Executive and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)