Form 10-Q
period 2011-06-30
VYCOR MEDICAL INC
filed 2011-08-22
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 June 30, 2011

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

There were 804,985,775 shares outstanding of registrant's common stock, par value $0.0001 per share, as of August 15, 2011.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

(unaudited)

	June 30, 2011	December 31, 2010 (restated, refer to Note 5)
ASSETS

Current Assets

Cash	$2,206,616	$127,081
Accounts receivable, net	106,249	76,460
Inventory	67,234	52,360
Prepaid expenses and other current assets	1,161,832	645,302
Total Current Assets	3,541,931	901,203

Fixed assets, net	711,662	773,188

Intangible and Other assets:
Trademarks	130,000	130,000
Patents, net of accumulated amortization	359,822	333,072
Website, net of accumulated amortization	5,935	3,932
Security deposits	11,252	12,299
	507,009	479,303

TOTAL ASSETS	$4,760,602	$2,153,694

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$233,010	$114,447
Accrued interest	93,261	36,992
Accrued liabilities	514,934	406,998
Other current liabilities	154,574	90,881
Notes payable - current	504,825	1,415,662
	1,500,604	2,064,980

Notes payable - long-term	1,316,362	-
TOTAL LIABILITIES	2,816,966	2,064,980

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 46.8 and none issued and outstanding as at June 30, 2011 and December 31, 2010 respectively	-	-
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 804,985,775 and 724,488,929 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	80,499	72,449
Additional Paid-in Capital	11,537,350	6,902,427
Accumulated Deficit	(9,654,121)	(6,883,163)
Accumulated Other Comprehensive Income	(20,092)	(2,999)

	June 30, 2011	December 31, 2010 (restated, refer to Note 5)
	1,943,636	88,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,760,602	$2,153,694

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
		(restated, refer to Note 5)		(restated, refer to Note 5)

Revenue	$142,331	$74,817	$287,453	$139,103

Cost of Goods Sold	35,192	6,184	57,565	18,772

Gross Profit	107,139	68,633	229,888	120,331

Operating expenses:
Research and development	37,484	762	61,336	5,648
Depreciation and Amortization	52,348	10,051	101,753	19,824
Stock Compensation	956,181	64,149	1,164,400	146,367
General and administrative	866,838	402,059	1,619,348	683,814

Total Operating expenses	1,912,851	477,021	2,946,837	855,653

Operating loss	(1,805,712)	(408,388)	(2,716,949)	(735,322)

Other income (expense)
Other income	10,067	-	10,067	-
Interest expense	(39,613)	(11,797)	(63,534)	(24,402)
Total Other expense	(29,546)	(11,797)	(53,467)	(24,402)

Net Loss Before Taxes	(1,835,258)	(420,185)	(2,770,416)	(759,724)

Taxes	-	-	542	2,078

Net Loss	$(1,835,258)	$(420,185)	$(2,770,958)	$(761,802)

Loss Per Share
Basic and diluted	$(0.002)	$(0.001)	$(0.004)	$(0.001)

Weighted Average Number of Shares Outstanding	780,845,969	649,281,287	753,940,244	631,918,392

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows

(unaudited)

	For the six months ended June 30
	2011	2010 (restated, refer to Note 5)
Cash flows from operating activities:
Net loss	$(2,770,958)	$(761,802)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	83,685	8,253
Depreciation of fixed assets	17,989	11,571
Amortization of debt discount expense	4,884	-
Share based compensation	1,164,600	146,367
Foreign currency gain	(4,156)	-
Net loss as adjusted for non-cash items	(1,504,156)	(595,612)

Changes in assets and liabilities:
Accounts receivable	(29,592)	(32,864)
Inventory	(14,467)	(12,894)
Prepaid expenses	(187,517)	(29,120)
Security deposit	1,047	(1,283)
Accounts payable	116,485	(170,079)
Accrued interest	57,459	20,743
Accrued liabilities	102,909	51,497
Other current liabilities	56,535	-

Cash used in operating activities	(1,401,297)	(769,611)
Cash flows used in investing activities:
Purchase of fixed assets	(16,071)	(1,931)
Purchase of website	(3,360)	-
(Acquisition of)/reduction of patents	(56,435)	2,387
Cash used in investing activities	(75,866)	456
Cash flows from financing activities:
Net proceeds from issuance of Common stock	889,000	749,500
Net proceeds from issuance of Series B preferred stock	-	140,000
Net proceeds from issuance of Series C preferred stock	2,218,200	-
Net proceeds from issuance of Notes Payable	530,576	291,500
Repayment of Notes Payable	(81,582)	(291,500)
Cash provided by financing activities	3,556,194	889,500
Effect of exchange rate changes on cash	504	-
Net increase in cash	2,079,535	120,345
Cash at beginning of period	127,081	12,771
Cash at end of period	$2,206,616	$133,116

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-
Taxes paid	$-	$2,078
Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	40,000	$803,690

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

(unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2010, which has been derived from restated audited financial statements, and the accompanying unaudited condensed financial statements have been prepared by Vycor Medical, Inc. (together with its consolidated subsidiaries, the "Company" or "Vycor") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2010, as amended and restated. Certain prior period amounts have been reclassified to conform to the current presentation. All financial information included in these Notes relating to the Company's financial position as of December 31, 2010 and results of operations for the interim periods ended June 30, 2010 have been restated to give effect to the accounting corrections discussed in Note 5.

2.  FORMATION AND BUSINESS OF THE COMPANY

Business Description

Vycor Medical, LLC was formed on June 17, 2005 as a New York Limited Liability Company.. The Company changed its name to Vycor Medical, Inc. and converted to a Delaware Corporation on August 14, 2007 and issued 16,048 shares of common stock in exchange for each of the 1,122 partnership units outstanding at date of conversion. The assets, liabilities and operations of the Company did not change pursuant to this reorganization, and the accompanying financial statements are presented as if the change occurred on the first day of the earliest period presented. Accordingly, all references to number of shares prior to the date of conversion are based upon the common stock equivalent of the partnership units outstanding on such dates.

The Company designs, develops and markets neurological medical devices and therapies through two operating divisions: Vycor Medical and NovaVision. Vycor Medical focuses on brain and cervical surgical access systems for sale to hospitals and medical professionals; NovaVision focuses on neuro-stimulation therapies and diagnostic devices for the treatment and screening of vision field loss.

3.   GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $2,770,958 for the six months ended June 30, 2011, and the Company expects to continue to incur substantial additional losses in the future, including significant development, marketing, manufacturing and distribution costs. The Company has generated negative cash flows from operations since inception. As of June 30, 2011 the Company had a stockholders' equity of $1,943,636 and cash and cash equivalents of $2,206,616. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4.   ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Vycor Medical, Inc., and its wholly-owned subsidiaries, NovaVision, Inc. (a Delaware corporation) and NovaVision AG (a German corporation), a wholly owned subsidiary of NovaVision, Inc. The Company is headquartered in Boca Raton, FL. The operations of NovaVision, Inc. have been consolidated from November 30, 2010, the date of the acquisition of substantially all the assets of the former NovaVision, Inc. All material inter-company accounts, transactions, and profits have been eliminated in consolidation.

Research and Development

The Company expenses all research and development costs as incurred. For the six months ended June 30, 2011 and 2010 the amounts charged to research and development expenses were $61,336 and $5,648, respectively.

Software Development Costs For Internal Use

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company's software for internal use, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of three years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc. on November 30, 2010. For the six months ended June 30, 2011 and 2010 there was no capitalization of software development costs.

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management's estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying consolidated financial statements include management's estimate of the allowance for uncollectible accounts receivable, amortization of intangible assets, and the fair values of options and warrants included in the determination of debt discounts and share based compensation.

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

Financial assets and liabilities are valued using either level 1 inputs based on unadjusted quoted market prices within active markets or using level 2 inputs based primarily on quoted prices for similar assets or liabilities in active or inactive markets.  For certain long-term debt, fair value is based on present value techniques using inputs principally derived or corroborated from market data. Using level 3 inputs uses management's assessment about the assumptions market participants would utilize in pricing the asset or liability. In the Company's case this entailed assumptions used in pricing models for attached warrant calculations. Valuation techniques utilized to determine fair value are consistently applied.

The Company has no items that are subject to these standards as of June 30, 2011.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock and convertible debt.  Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. No dilution adjustment has been made to the weighted average outstanding common shares in the periods presented because the assumed exercise of outstanding options and warrants and the conversion of preferred stock and debt would be anti-dilutive.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	June 30,	June 30,
	2011	2010
Stock options outstanding	833,333	833,333
Warrants to purchase common stock	243,142,310	66,139,264
Debentures convertible into common stock	55,308,960	35,308,960
Preferred shares convertible into common stock	103,999,993	-
Total	403,284,596	102,281,557

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

5.   RESTATEMENT

On August 15, 2011, the Company filed with the Securities and Exchange Commission ("SEC") a Current Report on Form 8-K, to report management's determination, and following discussions with the Company's independent registered public accounting firm, that the Company's financial statements for the year ended December 31, 2010, included in its Annual Report on Form 10-K filed with the SEC on March 13, 2011 (the "2010 Form 10-K"), should no longer be relied upon due to incorrect accounting in such financial statements with respect to warrants issued in connection with service agreements and for the beneficial conversion feature of certain convertible debentures.  The Company determined that the historical financial statements for the year ended December 31, 2010 included in the Company's 2010 Form 10-K require restatement to properly record these warrants and beneficial conversion features.

The Current Report on Form 8-K which the Company filed with the SEC on August 15, 2011 also reported management's determination that the Company's following financial statements should no longer be relied upon due to incorrect accounting in such financial statements with respect warrants issued in connection with service agreements and for the beneficial conversion feature of certain convertible debentures:

(i)for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2010;

(ii)for the three months ended March 31, 2010, included in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2010;

(iii)for the three and six months ended June 30, 2010, included in the Company's Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010;

(iv)for the three and nine months ended September 30, 2010 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010; and

(v)for the three months ended March 31, 2011 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010

The Company's management re-evaluated certain of its accounting policies and procedures in connection with the preparation of the Company's financial statements for the periods ended June 30, 2011, and determined that it had not properly accounted for warrants issued in connection with service agreements and for the beneficial conversion feature of certain convertible debentures. The Company had previously not recognized the fair value of warrants issued in connection with consulting or other service agreements at the measurement date, and has previously recognized the expense ratably over the life of the warrant. The Company's management has determined that the proper accounting, following the guidance in ASC Topic 505, is to record the fair value of these warrants as a prepaid expense on the date of issuance, and recognize the expense ratably over the life of the underlying service agreement. The Company has, since December 2009, been determining the existence of a beneficial conversion feature of convertible debt based on the fair value of the conversion feature on the date of issuance, rather than using the intrinsic value of the conversion feature on the date of issuance, as required under ASC Topic 470.

The Company is in the process of preparing amendments to the Forms 10-Q and 10-K for the prior periods noted above and plans to file those amendments with the SEC as soon as possible, reflecting the restatements related to these warrants and convertible debentures.

The Company's board of directors and management has discussed the matters set forth herein with Paritz & Co., P.A., the Company's registered independent public accounting firm which was also the Company's independent public accounting firm for the periods impacted by this restatement as described above

The tables below show the effects of the restatements on (i) the Company's consolidated balance sheet as of December 31, 2010, (ii) the consolidated statements of operations for the three and six months ended June 30, 2010 and (iii) the consolidated statement of cash flows for the six months ended June 30, 2010. These adjustments are non-cash items and do not impact the Company's operating activities or cash flows from operations in any way.

VYCOR MEDICAL, INC.
Consolidated Balance Sheets
(unaudited)

	Year Ended December 31, 2010
	As Previously Reported	As Restated
ASSETS

Prepaid expenses and other current assets	106,782	645,302
Total Current Assets	362,683	901,203
Total Assets	$1,615,174	$2,153,694

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Notes payable	1,344,300	1,415,662
Total Liabilities	2,008,899	2,064,980

Additional Paid-in Capital	6,375,175	6,902,427
Accumulated Deficit	(6,838,350)	(6,883,163)
Total Stockholder's (Deficit) Equity	(393,725)	88,714
Total Liabilities and Stockholders' Deficit	$1,615,174	$2,153,694

VYCOR MEDICAL, INC.
Consolidated Statement of Operations
(unaudited)

	For the three months ended June 30, 2010		For the six months ended June 30, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated

Operating expenses:
Stock Compensation	89,795	64,149	149,863	146,367
General and administrative	402,056	402.059	683,814	683,814

Total Operating expenses	502,664	477,021	859,149	855,653

Operating loss	(434,031)	(408,338)	(738,818)	(735,322)

Other income (expense)
Interest expense	(27,047)	(11,797)	(96,184)	(24,402)
Total Other Income (expense)	(27,047)	(11,797)	(96,184)	(24,402)

Net Loss	$(461,078)	$(420,185)	$(837,080)	$(761,802)

Loss Per Share
Basic and diluted	$(0.001)	$(0.001)	$(0.001)	$(0.001)

Weighted Average Number of Shares Outstanding	649,281,287	649,281,287	631,918,392	631,918,392

VYCOR MEDICAL, INC.
Statement of Cash Flows
(unaudited)

	For the six months ended June 30, 2010
	As Previously Reported	As Restated
Cash flows from operating activities:

Net loss	$(837,080)	$(761,802)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount expense	71,781	-
Share based compensation	149,863	146,367

Cash used in operating activities	(769,611)	(769,611)
Cash provided by / (used in) investing activities	456	456
Cash provided by financing activities	889,500	889,500
Net increase (decrease) in cash	120,345	120,345

Cash at beginning of period	12,771	12,771

Cash at end of period	$133,116	$133,116

6.   NOTES PAYABLE

As of June 30, 2011 and December 31, 2010 Notes Payable consists of:

	June 30, 2011	December 31, 2010
On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management ("Fountainhead"), the beneficial owner of more than 50% of the Company's common stock. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. These debentures were originally due August 31, 2010. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011, on March 28, 2011 the due date was further extended to August 31, 2011 and on June 6, 2011 the due date was further extended to December 31, 2012.	441,362	441,362

On September 30, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, however the due date for satisfaction was extended on June 6, 2011 to December 31, 2012.	175,000	175,000

On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The debentures were originally due August 31, 2011, however the due date for satisfaction was extended on June 6, 2011 to December 31, 2012.	400,000	400,000

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is due on December 31, 2012, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. On June 6, 2011 the due date for satisfaction was extended to December 31, 2012.	300,000	300,000

	June 30, 2011	December 31, 2010
On December 3, 2010, the Company issued a debenture in the amount of $40,000 payable to Berardino Investment Group. This debenture accrued interest at a rate of 6% per annum, was due June 30, 2011, was secured by a first priority security interest in all of the assets of the Company, and was senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder was entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and did not require bifurcation. On June 30, 2011, the entire principal and unpaid interest on this debenture was converted into 2,167,902 shares of the Company's Common Stock at the conversion price of $0.019 per share.	-	40,000

In January, February and March 2011 the Company issued short term, unsecured notes payable to Fountainhead in the amount of $15,000, $64,000 and $20,000, respectively. The notes accrue interest at a rate of 6% per annum, are due on demand and are junior to the secured convertible and non-convertible debentures of the Company.	99,000	-

In January and February 2011 the Company issued short term, unsecured notes payable to Peter Zachariou in the amount of $15,000 and $40,000, respectively. The notes accrue interest rate of 6% per annum, are due on demand and are junior to the secured convertible and non-convertible debentures of the Company.	55,000	-

In February 2011 the Company issued short term, unsecured notes in the amount of $10,000 payable to David Cantor, a Director of the Company. The notes accrue interest rate of 6% per annum, are due on demand and are junior to the secured convertible and non-convertible debentures of the Company.	10,000	-

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. ("EuroAmerican"). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.03 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company at the conversion price of $0.03 per share, subject to adjustment and does not require bifurcation.	300,000	-

Unsecured, non-interest bearing loan from the chief executive of NovaVision AG, advanced a total of to NovaVision AG, which is being repaid in monthly installments to December 31, 2011. As of June 30, and December 31, 2010 the remaining balance is €19,500 and €33,000, respectively.	27,701	44,019

Insurance policy finance agreements	13,124	15,281

Total Notes Payable:	$1,821,187	$1,415,662

The following is a schedule of future minimum loan payments:

Twelve months ending June 30,	Amount
2011	$504,825
2012	1,316,362
2013	-
2014	-
2015	-

Thereafter	-
Total	$1,821,187

As of June 30, 2011, $1,316,362 of Company's notes payable are secured by a first security interest in all of the assets of the Company. As of June 30, 2011, $1,316,362 of Company’s notes payable are secured by a first security interest in all of the assets of the Company. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of each of the convertible debt instruments set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

7.   SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Vycor Medical	$82,239	$74,817	$182,081	$139,103
NovaVision	60,092	-	105,372	-
Total Revenue	$142,331	$74,817	$287,453	$139,103
Gross Profit:
Vycor Medical	60,890	68,633	153,615	120,331
NovaVision	46,249	-	76,273	-
Total Gross Profit	$107,139	$68,633	$229,888	$120,331

	June 30,	December 31,
	2011	2010 (restated, refer to Note 5)
Total Assets:
Vycor Medical	3,322,035	1,085,680
NovaVision	1,441,549	1,068,014
Total Assets	$4,763,584	$2,153,694

(b) Geographic information

The Company operates in two geographic segments, the United States and Germany. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
United States	$105,193	$74,817	$209,202	$139,103
Germany	37,138	-	78,251	-
Total Revenue	$142,331	$74,817	$287,453	$139,103
Gross Profit:
United States	79,767	68,633	173,658	120,331
Germany	27,372	-	56,230	-
Total Gross Profit	$107,139	$68,633	$229,888	$120,331

			June 30,	December 31,
			2011	2010 (restated, refer to Note 5)
Total Assets:
United States			4,694,454	2,084,029
Germany			69,130	69,665

Total Assets	$4,763,584	$2,153,694

8.  PROPERTY AND EQUIPMENT

As of June 30, 2011 and December 31, 2010, Property and Equipment and the estimated lives used in the computation of depreciation is as follows:

	June 30,	December 31,
	2011	2010

Machinery and equipment	$103,993	$93,764
Purchased Software	15,608	10,000
Molds and Tooling	230,830	230,830
Furniture and fixtures	19,729	18,288
Therapy Devices	52,219	44,412
Internally Developed Software	540,000	540,000
	962,379	937,294

Less: Accumulated depreciation and amortization	(250,717)	(164,106)

Property and Equipment, net	$711,662	$773,188

Estimated useful lives of property and equipment are as follows:

Therapy devices	3 years
Computer equipment and software	3 years
Furniture and fixtures	7 years
Machinery and office equipment	5 years
Internally Developed Software	5 years

9.   INTANGIBLE ASSETS

As of June 30, 2011 and December 31, 2010, Intangible Assets consists of:

	June 30,	December 31,
	2011	2010
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$430,679	$381,740
Accumulated Amortization	(78,353)	(48,668)
	$352,326	$333,072

Intangible assets not subject to amortization
Trademarks	$130,000	$130,000

Amortization expense for the six month periods ended June 30, 2011 and 2010 was $29,685 and $8,253, respectively.

9.   EQUITY

Certain Equity Transactions

In January and February 2011, the Company issued an aggregate of 7,578,947 shares of common stock to three investors at a price of $0.019 per share for aggregate gross proceeds of $144,000.

In February 2011, the Company issued 250,000 shares of its common stock (valued at $5,000) to Steven Girgenti in consideration for services provided to the Board of Directors. In May 2011, the Company issued an additional 222,222 shares of its common stock (valued at $5,000) to Mr. Girgenti.

On March 2, 2011, the Company issued warrants to seven parties to purchase 14,710,530 shares of the Company's common stock at a price of $0.03 per share. The warrants are exercisable over a period of three years from the date of issuance.

On March 25, 2011, in connection with the issuance by the Company of a term note for $300,000 to EuroAmerican Investment Corp, the Company issued warrants to purchase 400,000 shares of Company common stock at an exercise price of $0.03 per share for a period of three years from the date of issuance. The estimated fair value of this warrant was recorded as a debt discount at issuance and was amortized over the three-month term of the loan as interest expense.

In April 2011, the Company issued 24,444,442 shares of common stock together with Warrants to purchase 12,222,221 shares of common stock at an exercise price of $0.03 per share for a period of three years for aggregate gross proceeds of $550,000.

In April 2011, in connection with a consultancy agreement, the Company issued 18,000,000 shares of common stock (valued at $360,000) to Jerrald Ginder. On June 25, 2011, pursuant to an amendment to this consultancy agreement, the Company issued an additional 2,666,667 shares of common stock to Mr. Ginder in lieu of aggregate monthly cash payments due under the agreement totaling $60,000.

In May 2011, the Company issued 8,666,666 shares of common stock together with Warrants to purchase 4,333,334 shares of Company common stock at an exercise price of $0.03 per share for a period of three years for aggregate gross proceeds of $195,000.

On June 7, 2011, the Company completed the sale of 31.4 Units comprising Series C Convertible Preferred Shares and Warrants (the "Units") to accredited investors (the "Investors") (the "Preferred Offering") for aggregate proceeds of $1,570,000. The Units were issued pursuant to separate Series C Convertible Preferred Stock Purchase Agreements (the "Agreements") between the Company and each of the Investors.  This sale was an initial closing (the "Initial Closing") under the Agreements which allows for maximum proceeds of $3,000,000. Each Unit was priced at $50,000 and comprised one share of Series C Preferred Convertible Stock convertible (at the Holder's option or mandatorily upon the occurrence of certain events) into 2,222,222 shares of the Company's Common Stock ($0.0225 per share) and a Warrant to purchase 1,111,111 shares of the Company's Common

Stock at $0.03 per share (subject to adjustments) for a period of three years (the "Warrant" or "Warrants").  A total of 31.4 shares of Series C Convertible Preferred Stock convertible into 69,777,773 shares of the Company's Common Stock and Warrants to purchase 34,888,890 shares of the Company's Common Stock were issued.  On June 28, 2011, the Company completed a second closing of the Preferred Offering (the "Second Closing") with the sale of an additional 15.40 Units to Investors for aggregate proceeds of $770,000. An additional 15.40 shares of Series C Convertible Preferred Stock convertible into 34,222,220 shares of the common stock and Warrants to purchase 17,111,111 shares of the Company's common stock were issued in connection with the Second Closing.  The Company entered into a Registration Rights Agreement with the Investors with respect to the Warrants.

On June 3, 2011, in connection with a consultancy agreement, the Company issued 15,500,000 shares of common stock (valued at $348,750) to GreenBridge Capital Partners IV, LLC.

On June 6, 2011, in connection with a consultancy agreement, the Company issued 1,000,000 shares of common stock (valued at $22,500) to Burnham Hill Advisors, LLC.

Burnham Hill Partners LLC ("BHP") served as placement agent in connection with the sale of 24.8 Units in the Preferred Offering. Pursuant to a placement agent agreement with BHP, the Company paid BHP a cash placement fee equal to seven percent (7%) of the gross proceeds received by the Company from Units placed by BHP. Also pursuant to the placement agent agreement, the Company issued BHP Warrants (the "Placement Agent Warrants") to purchase a number of shares equal to seven percent (7%) of the number of shares of common stock issuable upon conversion of the 24.8 Units placed by BHP (3,857,778 shares) in the Preferred Offering. The Placement Agent Warrants are exercisable for three years from the date of issuance at an exercise price of $0.0225 per share.

On June 30, 2011, the entire principal and unpaid interest on a Debenture dated December 3, 2010 payable to Berardino Investment Group in the original principal amount of $40,000 was converted into 2,167,902 shares of common stock at a conversion price of $0.019 per share.

Under the terms of a Consulting Agreement dated February 10, 2010 with Fountainhead, the Company was required to issue to Fountainhead fully vested warrants to purchase 39,063,670 shares of the Company's common stock should certain conditions be met during the term of the Consulting Agreement. These warrants are exercisable at $0.0125 per share for a period of five years from February 2010. These warrants became issuable upon completion of the Preferred Offering and were issued in June 2011.

10.   SHARE-BASED COMPENSATION

The Company recognizes the cost of all share-based payments under the relevant authoritative accounting guidance. Share-based payments include any remuneration paid by the Company in shares of the Company's common stock or financial instruments that grant the recipient the right to acquire shares of the Company's common stock. For share-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of ASC Topic 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). Share-based payments to consultants, service providers and other non-employees are accounted for under in accordance with ASC Topic 718, ASC Topic 505, "Equity Payments to Non-Employees" or other applicable authoritative guidance..

Stock Option Plan

The Company adopted the Vycor Medical, Inc Employee, Director, and Consultant Stock Plan (the "Plan") as of February 13, 2008. The Plan provides for both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company.   The board of directors establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code.  Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date.  The options granted to participants owning more than 10% of the Company's outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date.  The options expire on the date determined by the board of directors, but may not extend mare than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company's outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over three years.  The vesting Period for non-employees is determined based on the services being provided. The maximum number of shares of stock which may be delivered under the plan shall automatically increase by a number sufficient to cause the number of shares covered by the plan to equal 10% of the total number of shares of stock then outstanding on a fully diluted basis.

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the six month periods ended June 30, 2011 and 2010.

Initial grants of options to purchase 500,000 shares were issued under the Plan on February 13, 2008 to each of Kenneth T. Coviello, the Company's Chief Executive Officer and Heather N. Vinas, the Company's President at an exercise price of $0.135 per share.  The options vested 33-1/3% on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas' resignation as President of the Company in May 2010, 166,667 unvested options were cancelled. Accordingly, for the six months ended June 30, 2011, the Company recognized share-based compensation only for the grant to Mr. Coviello.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of June 30, 2010 there were no awards of any stock appreciation rights.

The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the "measurement date" using an option pricing model. The "measurement date" for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant.

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share

Outstanding at December 31, 2009	35,493,172	$0.030
Granted	90,191,077	0.015
Exercised
Cancelled or expired	(9,079,473)	0.015
Outstanding at December 31, 2010	116,604,776	$0.019
Granted	126,587,534	0.025
Exercised	-	-
Cancelled or expired	(50,000)	0.500
Outstanding at June 30, 2011	243,142,310	$0.022

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2009	1,000,000	$0.14
Granted
Exercised
Cancelled or expired	(166,667)	0.14
Outstanding at December 31, 2010	833,333	$0.14
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2011	833,333	$0.14

As of June 30, 2011, the weighted-average remaining contractual life of outstanding warrants and options is 3.45 and 7.88 years, respectively.

Non-Employee Stock Compensation

Under the terms of a consulting agreement dated February 2010, the Company issued fully vested warrants to Fountainhead to purchase up to 39,063,670 shares of the Company's common stock at $0.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. The fair value of these warrants was estimated using the Black-Scholes option pricing model and is being amortized over the two-year life of the consultancy agreement. For the six months ended June 30, 2011, $89,548 was recognized as share-based compensation in connection with this agreement. Under the same agreement, the Company was also required to issue fully vested warrants to purchase an additional 39,063,670 shares of the Company's common stock, at a price of $0.0125 per share should new funding totaling $3 million in aggregate in Common Stock of Vycor or in securities convertible into Common Stock of Vycor at a price of no less than $0.0125 per share of Common Stock be closed during the term of the Consulting Agreement. These warrants became issuable upon completion of the Preferred Offering and were issued in June 2011. The fair value of these warrants was estimated at $658,651 using the Black-Scholes model and, because the performance criteria of the warrants had been satisfied on the date of issuance the full value was expensed immediately.

During the six months ended June 30, 2011, the Company issued an aggregate of 472,222 shares of common stock to Steven Girgenti for services rendered to the board of directors. For the six months ended June 30, 2011, $10,000 was recognized as share-based compensation for the issuance of these shares.

Under the terms of a twelve month sales and marketing consulting agreement dated March 2010, the Company issued 750,000 shares of its Common Stock to Joe Simone, valued at $9,375. For the six months ended June 30, 2011, $1,771 was recognized as share-based compensation in connection with this agreement.

Under the terms of an Extension of Funding Commitment agreement dated September 2010, the Company issued warrants to Fountainhead to purchase up to 50,627,407 shares of the Company's common stock at $0.0175 per share. The warrants are valid from September 29, 2010 for a period of five years. The fair value of these warrants was estimated using the Black-Scholes model and is being amortized over the life of the agreement to August 30, 2011. For the six months ended June 30, 2011, $252,086 was recognized as share-based compensation in connection with this agreement.

Under the terms of a one year consulting agreement dated December 6, 2010, the Company issued warrants to Market Media Connect, LLC to purchase up to 500,000 shares of the Company's common stock at $0.07 per share. The warrants are valid from December 1, 2010 for a period of three years. The fair value of these warrants was estimated using the Black-Scholes model and is being amortized over the life of the consulting agreement. For the six months ended June 30, 2011, $1,671 was recognized as share-based compensation in connection with this agreement.

In March 2011 the Company entered into a one year consultancy agreement with Mr Jerrald Ginder, effective April 1, 2011. Mr Ginder has extensive experience in sales and marketing and the development of medical device products, and has contacts which will be of use to the Company. Under the terms of the agreement, which the Company has the right to terminate with 30 days notice, Mr. Ginder was to receive $60,000 cash, payable monthly, and 18,000,000 restricted shares of common stock of the Company. The stock has been valued by the Company at $360,000 and is being amortized over the life of the agreement as share-based compensation expense. On June 22, 2011, the Company and Mr. Ginder entered into an Amendment to the Consulting Agreement. Pursuant to this amendment, the Company issued to Mr. Ginder an additional 2,666,667 shares of the Company's common stock in lieu of the $60,000 cash due under the Consulting Agreement. The $60,000 value of the additional shares is also being amortized as share-based compensation over the life of the agreement. For the six months ended June 30, 2011, aggregate compensation recognized in respect of the Consulting Agreement, as amended, was $91,720.

In June 2011, the Company entered into a one year Consulting Agreement with GreenBridge Capital Partners, IV, LLC, to provide consulting and advisory services to the Company. Under the terms of this agreement, GreenBridge is to receive up to 15,500,000 shares of the Company's common stock. The stock has been valued by the Company at $348,750 and is being amortized over the life of the agreement as share-based compensation expense. For the six months ended June 30, 2011, $26,156 was recognized as share-based compensation in connection with this agreement.

In June 2011 the Company entered into a Consulting Agreement with Burnham Hill Advisors LLC ("BHA") under which BHA shall provide, for a period of six months, financial and strategic advice to the Company. BHA received 1,000,000 restricted shares of the Company's common stock. The stock has been valued by the Company at $22,500 and is being amortized over the life of the agreement as share-based compensation expense. For the six months ended June 30, 2011, $3,000 was recognized as share-based compensation in connection with this agreement.

Aggregate stock-based compensation expense charged to operations on employee options and on stock and warrants granted to the above non-employees for the six months ended June 30, 2011 is $1,164,400. As of June 30, 2011, there was approximately $865,739 of total unrecognized compensation costs related to warrant and stock awards and non-vested options,, which are expected to be recognized over a weighted average period of approximately 0.79 years.

Stock-based compensation expenses related to employee options and warrants granted to non-employees are recognized as the stock options and warrants are earned. The fair value of the stock options or warrants granted is estimated at the grant date, using the Black-Scholes option pricing model, and the expense is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant.  The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes option pricing model on the basis of the fair value of the underlying common stock on the measurement date, adjusted for the unique characteristics of those equity instruments, using the assumptions noted in the table below. The fair value of the common stock is determined by the then-prevailing private placement purchase price. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options and warrants was based upon the life of the option, and the risk-free rate used was based on the U.S. Treasury Constant Maturity rate.

The following assumptions were used in calculations of the Black-Scholes option pricing model in the six month periods ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
Risk-free interest rates	0.57 - 1.60%	2.39%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	96%	96%
Vycor Common Stock fair value	$0.0125	$0.019-$0.0225

11. INCOME TAXES

The Company has incurred net operating losses since inception. The Company has not reflected any tax benefit related to such net operating losses in the financial statements.  Prior to August 15, 2007 the Company was a limited liability company and losses were passed through to the individual members, therefore the Company only has potential tax benefits from the date it became a 'C' corporation.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at June 30, 2011 and December 31, 2010. The Company's gross deferred tax assets and valuation allowance at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Gross deferred tax assets	1,900,000	1,573,000
Valuation allowance	(1,900,000)	(1,573,000)
Net deferred tax asset	—	—

As of June 30, 2011 and December 31, 2010, the Company has U.S. federal net operating loss carryforwards of approximately $5,600,000 and $4,493,000, respectively.  The federal net operating loss carryforwards expire in the tax years 2027 through 2031.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carryforwards and research and development credits may be subject to the above limitations.

At June 30, 2011 and December 31, 2010 the Company has available for carryforward German net operating losses of approximately $285,000 and $125,000 respectively, to be applied against future German taxable income which may be subject to certain restrictions and limitations. Such carryforwards are subject to certain restrictions and limitations in the event of changes in the NovaVision AG's ownership.

12.   COMMITMENTS AND CONTINGENCIES

Lease

The Company executed a lease agreement for administrative office space at its current location of 3651 FAU Boulevard, Boca Raton, Florida. The lease term is 12 months from December 1, 2010. The Company vacated its premises at 80 Orville Drive, Bohemia, NY in February, 2011. Rental expense for the six months ended June 30, 2011 and 2010 was $104,337 and $17,108, respectively.

Kenneth Coviello retention bonus

Under the terms of the 2009 Recapitalization Agreement, certain accrued salaries totaling $70,643 were converted into a contingent retention bonus payable either on the closing of a Company fundraising of more than $1.5 million or on the sale of the Company (or substantially all of its assets) at a value above $3 million. The Company and Mr. Coviello are in negotiations with regard to this agreement and potential payment.

13. CONSULTING AND OTHER AGREEMENTS

Consulting Agreement with Jerrald Ginder

In March 2011 the Company entered into a one year consultancy agreement with Mr. Jerrald Ginder, a sales executive of Stryker Corporation, effective April 1, 2011. Mr. Ginder has extensive experience in sales and marketing and the development of medical device products, and has contacts which will be of use to the Company. Under the terms of the agreement, which the Company has the right to terminate with 30 days notice, Mr. Ginder was to receive $60,000 cash, payable monthly, and 18,000,000 restricted shares of common stock of the Company. The stock has been valued by the Company at $360,000 and is being amortized over the life of the agreement as share-based compensation expense. On June 22, 2011, the Company and Mr. Ginder entered into an Amendment to the Consulting Agreement. Pursuant to this amendment, the Company issued to Mr. Ginder an additional 2,666,667 shares of the Company's common stock in lieu of the $60,000 cash due under the Consulting Agreement. The $60,000 value of the additional shares is also being amortized as share-based compensation over the life of the agreement. For the six months ended June 30, 2011, aggregate compensation recognized in respect of the Consulting Agreement, as amended, was $91,720.

Supplement to Consulting Agreement with Fountainhead Capital Management Limited

On May 12, 2011, the Company entered into a Supplement to a prior Consulting Agreement with Fountainhead entered into on February 10, 2010 (amended September 29, 2010) to recognize Fountainhead's expanded responsibilities as a result of the acquisition by the Company of the assets of NovaVision, Inc. Under the terms of the Supplement, commencing January 1, 2011 the Company will pay to Fountainhead an additional monthly retainer of $29,000. This additional monthly retainer shall be accrued and paid out to Fountainhead at the option of Fountainhead as follows: (i) in Vycor stock at any time at $0.0225 per share; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof at any time after June 30, 2011. Notwithstanding, Fountainhead shall have the option to receive up to $5,000 of the additional monthly retainer in cash each month, commencing April 1, 2011. In addition, the term of the Consulting Agreement was extended to May 5, 2013. Other than as supplemented, the Consulting Agreement remains in full force and effect according to its terms.

Consulting Agreement with GreenBridge Capital Partners, IV, LLC

On June 3, 2011,the Company entered into a Consulting Agreement with GreenBridge Capital Partners, IV, LLC, a Delaware limited liability company ("GreenBridge"), to provide consulting and advisory services to the Company. Under the terms of this agreement GreenBridge is to receive up to 15,500,000 shares of the Company's Common Stock.  Said shares are subject to a Company repurchase option, which may be exercised within specified time periods at the Company's sole discretion.

Consulting Agreement with Burnham Hill Advisors LLC

The Company entered into a Consulting Agreement dated June 6, 2011 with Burnham Hill Advisors LLC ("BHA") under which BHA shall provide, for a period of six months, financial and strategic advice to the Company. BHA shall receive fees of $10,000 per month and received 1,000,000 restricted shares of the Company's Common Stock.

14. RELATED PARTY TRANSACTIONS

In January, February and March 2011 the Company issued unsecured, subordinated loan notes to Fountainhead for a total of $99,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due May 30, 2011.

In January and February 2011 the Company issued unsecured, subordinated loan notes to Peter Zachariou, a director of the Company for a total of $55,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due on demand.

In February 2011 the Company issued an unsecured, subordinated loan note to David Cantor, a director of the Company for $10,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due on demand.

On May 6, 2011, the Company entered into a Supplement to a prior Consulting Agreement with Fountainhead entered into on February 10, 2010 (amended September 29, 2010) to recognize Fountainhead's expanded responsibilities as a result of the acquisition by the Company of the assets of NovaVision, Inc. Under the terms of the Supplement, commencing January 1, 2011 the Company will pay to FCM an additional monthly retainer of $29,000. This additional monthly retainer shall be accrued and paid out to Fountainhead at the option of Fountainhead as follows: (i) in Vycor stock at any time at $0.0225 per share; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof at any time after June 30, 2011. Notwithstanding, Fountainhead shall have the option to receive up to $5,000 of the additional monthly retainer in cash each month, commencing April 1, 2011. In addition, the term of the Consulting Agreement was extended to May 5, 2013. Other than as supplemented, the Consulting Agreement remains in full force and effect according to its terms.

Under the terms of a Consulting Agreement dated February 10, 2010 with Fountainhead, the Company was required to issue to Fountainhead fully vested warrants to purchase an additional 39,063,670 shares of the Company's Common Stock, at a price of $0.0125 per share should new funding totaling $3 million in aggregate in Common Stock of Vycor or in securities convertible into Common Stock of Vycor at a price of no less than $0.0125 per share of Common Stock be closed during the term of the Consulting Agreement. These warrants became issuable upon completion of the Preferred Offering and were issued in June 2011.

On June 6, 2011, in connection the Preferred Offering, Fountainhead agreed to extend to maturity of debentures totaling $931,362 to December 31, 2012. At the same time, Peter Zachariou, a director of the Company, agreed to extend the maturity of debentures totaling $300,000 to the same date.

15. SUBSEQUENT EVENTS

Preferred Stock Subscriptions

On August 4, 2011, the Company completed a final closing of the Preferred Offering (the "Final Closing") with the sale of an additional 13.2 Units to Investors for aggregate proceeds of $660,000. An additional 13.2 shares of Series C Convertible Preferred Stock convertible into 29,333,330 shares of the Company's Common Stock and Warrants to purchase 14,666,665 shares of the Company's Common Stock were issued in connection with the Final Closing. An aggregate of 60 Units were sold to Investors in the First Closing, Second Closing and Final Closing of the Preferred Offering for total proceeds of $3,000,000. A total of 60 shares of Series C Convertible Preferred Stock, convertible into an aggregate of 133,333,324 shares of Common Stock, and Warrants to purchase 66,666,666 shares of the Company's Common Stock.

Common Stock and Warrant Issuance

In August 2011 the Company issued 154,600 shares of Common Stock (valued at $5,000) to Steven Girgenti, 78,300 shares of Common Stock to Alvaro Pascale-Leone (valued at $3,125) and 428,571 shares of Common Stock (valued at $10,000) to McCombie Group, LLC in respect of consulting agreements.

In August 2011 the Company issued Warrants to purchase 2,300,000 shares of Company common stock at an exercise price of $0.03 per share for a period of three years to Millenium Capital Corporation in respect of consulting and advisory services.

Agreement with Partizipant, LLC

On July 31, 2011, the Company entered into an Agreement (the "Agreement") with Partizipant, LLC, a Delaware limited liability company ("Partizipant"), to provide a broad range of investor relations and public relations services as more particularly described in the Agreement, a copy of which is attached as Exhibit 10.1 to the Company's Current report on Form 8-K filed on August 4, 2011. Pursuant to the Agreement, the Company agreed to pay Partizipant a one-time payment of $300,000.

Agreement with Greenbridge Capital Partners IV, LLC

On August 18, 2011, the Company agreed with GreenBridge Capital Partners IV, LLC ("GreenBridge") to amend the Consulting Agreement between the parties dated as of June 3, 2011 ("Consulting Agreement") to modify the dates for exercise of the Company's repurchase option related to the shares delivered to Greenbridge pursuant to the terms of the Agreement.  Specifically, the parties agreed that, of the 15,500,000 shares delivered to GreenBridge, the Company would have the option to repurchase 5,166,666 of the shares prior to November 30, 2011 and an additional 5,166,667 shares prior to February 28, 2012.  The remaining 5,000,000 shares are not subject to a repurchase option. The shares which are the subject of the repurchase option are to be held in escrow by a third party.  In all other respects, the original Consulting Agreement remains in full force and effect as written.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PLSRA"), Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding Vycor Medical, Inc. (the "Company" or "Vycor," also referred to as "us", "we" or "our"). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business," as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

1. Organizational History

We were formed as a New York limited liability company on June 17, 2005 as "Vycor Medical LLC". On August 14, 2007, we converted into a Delaware corporation and changed our name to "Vycor Medical, Inc." Our common stock began trading on the OTC Bulletin Board in July 2009 under the ticker VYCO.BB. On November 29, 2010, Vycor completed the acquisition of substantially all of the assets from the estate of NovaVision, Inc., a company that had been in the business of researching, developing and providing medical technologies to restore the vision of patients with neurological visual loss predominantly resulting from Stroke or Traumatic Brain Injury.

2. Overview of Business

Vycor operates two distinct business units within the medical device industry: Vycor Medical Inc. ("Vycor Medical") and NovaVision, Inc ("NovaVision"). Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. NovaVision develops non-invasive, computer-based visual neuro-stimulation therapy ("VRT") for patients suffering from vision field deficits resulting from neurological trauma such as Stroke and TBI, and screening and diagnostic products for physicians. In addition to our existing products and products in development, we actively seek acquisition, joint ventures and in-licensing opportunities in the medical device field which we believe will add shareholder value.

Vycor Medical

Introduction

Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. Vycor Medical is ISO 13485:2003 compliant, has U.S. Food and Drug Administration ("FDA") 510(k) clearance for brain and spine self retaining retractors used during surgeries, CE Marking for Europe and Canadian HPB licensing for sale in Canada of its brain access system.

Vycor Medical's ViewSite Brain Access System (VBAS), is a next generation neurosurgical access system which was commercially launched in November 2008. The VBAS addresses a market that has not changed materially in over 50 years in contrast to the numerous developments in most other neurosurgical technologies. VBAS has been clinically supported to significantly reduce brain tissue trauma compared to the standard metal blade retractors when accessing deep brain targets.

In development is the Cervical Access System (VCAS), which requires further prototyping and successful market testing prior to commercialization. Like the VBAS, this product is also designed to allow the surgeon easy access to a desired target; in this case the VCAS allows the surgeon to gain access to the anterior cervical surgery site.

Vycor Medical has received FDA 510(k) clearance for its products, with which we are authorized to take market our products in the U.S. without further approvals.

Vycor Medical's Products

Viewsite Brain Access System (VBAS)

To access a surgical site in the brain, surgeons usually need to remove part of the skull (craniotomy) and then separate (retract) the soft brain tissue to access the target site. The current standard of care utilizes a metal blade retractor (also known as a ribbon retractor) to separate the tissue, and the retractor blades are attached to a head frame in order to apply tension to the tissue and maintain the opening.

VBAS was designed to be used to access surgical sites in the brain in a minimally invasive manner. VBAS provides a minimally traumatic surgical corridor to most areas of the brain for the surgeon. With various sizes ranging from 12mm to 28mm, VBAS can be used for many types of procedures from "key hole" endoscopic surgery to removal of large tumors using standard instruments. VBAS can be used with neuro navigation systems to accurately reach the target in the brain and has the potential to integrate with Image Guided Surgery ("IGS") systems to provide real-time visualization of retractor positioning within the brain.

The VBAS is available in multiple sizes and is a single-use product. The series consists of twelve disposable products, offered in four different port diameters of 12mm, 17mm, 21mm and 28 mm and a choice of three lengths for each of 3, 5, and 7cm. We intend to add additional models in the future.

IGS Opportunity for the Brain Access System

Current retractor technology (commonly known as ribbon or blade retractors) does not integrate well with IGS systems given its non rigid structure. During insertion and retraction, the surgeon typically does not have real-time data to allow visualization of retractor insertion on the IGS monitor. The VBAS product line has the potential to adapt to IGS systems, such that the use of a Viewsite Brain Access System unit will allow the surgeon to see on the surgical monitor, in real-time, exactly where the retractor is in relation to critical brain structures and underlying pathologies. With the IGS enabled unit, the tip of the introducer is literally the "pointer" on the IGS system. This helps the surgeon to accurately reach the target site with minimum healthy tissue trauma through an improved visual field.

Vycor Medical Product Pipeline

Brain Access and Related Products

We plan to develop additional Brain Access Systems that are designed for the requirements of specific surgical applications, such as aneurisms and endoscopic work and we are also identifying other products that may be used in conjunction with our VBAS product.

Cervical Access Products

We will continue our preliminary development of Cervical Access System products which would be used by the surgeon to access the anterior cervical surgical site (the uppermost vertebrae located in the neck). While the Company has filed certain intellectual property applications with respect to this technology, such development is in an early stage.

Sales and Marketing

Vycor Medical is currently focusing its marketing efforts for VBAS on the US, China and Europe. Vycor Medical markets VBAS products to leading neurosurgeons and neurosurgery hospitals through a network of independent distributors. Our domestic distribution partners have existing relationships with neurosurgeons and target hospitals which serve approximately 75% of the U.S. population.

Our European distribution partners focus on the neurosurgery markets in Spain, Italy, Belgium, Scandinavia, Switzerland and the U.K. We have also entered into a distribution agreement for VBAS with a Chinese distributor, however we must receive SFDA clearance before commencing sales in China. Vycor Medical has filed for, but not yet received such SFDA approval.

Manufacturing

Vycor Medical has executed agreements with Lacey Manufacturing Company of Bridgeport, CT ("Lacey") and C&J Industries of Meadville, PA ("C&J") to provide a full range of vertically integrated services for our products, including engineering, contract manufacturing and logistical support. Lacey and C&J are U.S. FDA-registered and meet ISO standards and certifications.

Market

We believe that approximately 30% of the 4,500 US neurosurgeons focus predominantly on craniotomies or cranial procedures that could potentially benefit from the VBAS product. Management believes that there are approximately 1,500 hospitals that represent the majority of its US target market.

Competition

Competing manufacturers of brain retractors include Cardinal Health, Aesculap, Integra Life Sciences, Codman (Division of Johnson & Johnson), Medtronic and others.

Customers

Vycor Medical sells to stocking regional distributors and direct to hospitals through independent representatives. The Company believes that its products currently are being evaluated or utilized in approximately 80 hospitals and being evaluated in a further 40 in the United States. In addition, for the six months ended June 30, 2011 and 2010, international sales accounted for approximately 12% and 25% of revenues, respectively.

Intellectual Property

Patent Applications

Vycor Medical has an issued patent in China and a patent approved for grant in Russia, as well as 13 patent applications pending in the U.S. and internationally with respect to its technology.

Trademarks

VYCOR MEDICAL is a registered trademark and VIEWSITE is pending registration as a trademark with the United States Patent and Trademark Office.

NovaVision, Inc.

Introduction

NovaVision develops non-invasive, computer-based visual neuro-stimulation rehabilitation therapy called Vision Restoration Therapy ("VRT") for those patients suffering from visual field deficits as a result of neurological trauma, and screening and diagnostic products for physicians. VRT is a patient-specific diagnostic and therapeutic platform that can potentially improve a patient's vision and enable them to experience significant functional improvements. VRT is currently focused on visual deficits resulting from stroke, traumatic brain injury, or other acquired brain injuries. NovaVision operates in the US and in Germany through NovaVision AG, its wholly-owned subsidiary.

VRT can be successful in treating vision loss because people "look" (obtain images) with their eyes and "see" (process images) with their brain. NovaVision's VRT platform technology is designed to capitalize on neuroplasticity, the brain's natural ability to repair or remap broken neural connections that cause vision loss. Before VRT, such patients were informed that their vision loss would likely be permanent and they were prescribed therapy or aids to merely compensate for their lost vision.

NovaVision has received 510(k) clearance and CE Marking for VRT.

VRT Platform Technology

VRT is a patient-specific diagnostic and therapeutic platform. The VRT diagnostic program maps the area of lost visual field. Proprietary algorithms help generate a customized therapy which delivers photic-based stimuli to neurologically stimulate the visual cortex of the brain and help increase the patients visual field. VRT is generally performed over a six month period, twice a day for an hour total, six days a week. NovaVision maintains broad IP protection, and numerous clinical studies and peer reviewed papers support the benefits of VRT platform technology for vision restoration and other indications.

Marketing

NovaVision markets its therapy through physicians and directly to patients, whom it refers to physicians for consultation, prescription and diagnosis prior to undergoing therapy. Its screening and diagnostic products are marketed to physicians, medical and rehabilitation centers and academic institutions. The Company is in the process of finalizing a significantly enhanced marketing strategy which will entail increased sales and marketing expenditure.

Market

NovaVision's core VRT product addresses a currently largely unmet and substantial market. In the US alone there are over 7 million stroke sufferers. It is estimated that somewhere between 15-20% of Stroke patients suffer some kind of Visual Field Deficit offering a multibillion dollar market in the US alone.

NovaVision Product Pipeline

NovaVision plans to further develop its product range leveraging its existing technology platform. To this end it is in the process of launching a new portable visual field screening device called head mounted perimeter (HMP). The Company has received approval to sell the HMP as a Class 1 device as a screening tool for physicians.

Regulatory Matters

NovaVision's products are regulated in the U.S. by the FDA as Class U medical devices subject to 510(k) clearances, and in Europe NovaVision has CE Marking for VRT as a Class I device. NovaVision received its FDA 510(k) clearance for VRT specific to Stroke and TBI indications in 2003.

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally. In the U.S., the Company has a total of 9 allowed for grant, granted or issued patents and 6 pending applications. The international patent portfolio includes 10 allowed, granted or issued patents and 11 pending applications.

Trademarks

NovaVision maintains a portfolio of registered trademarks for NovaVision, NovaVision VRT and Vision Restoration Therapy amongst others, both in the US and internationally.

Manufacturing and Operations

NovaVision assembles and tests all of its medical devices within the Company's headquarters facility. NovaVision has an FDA Establishment Registration and the Company does not have any long-term contractual obligations with its vendors to purchase products from them, nor are suppliers contractually obligated to sell products to NovaVision.

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

Consulting and Other Agreements

Consulting Agreement with Jerrald Ginder

In March 2011 the Company entered into a one year consultancy agreement with Mr. Jerrald Ginder, a sales executive of Stryker Corporation, effective April 1, 2011. Mr. Ginder has extensive experience in sales and marketing and the development of medical device products, and has contacts which will be of use to the Company. Under the terms of the agreement, which the Company has the right to terminate with 30 days notice, Mr. Ginder was to receive $60,000 cash, payable monthly, and 18,000,000 restricted shares of common stock of the Company. The stock has been valued by the Company at $360,000 and is being amortized over the life of the agreement as share-based compensation expense. On June 22, 2011, the Company and Mr. Ginder entered into an Amendment to the Consulting Agreement. Pursuant to this amendment, the Company issued to Mr. Ginder an additional 2,666,667 shares of the Company's common stock in lieu of the $60,000 cash due under the Consulting Agreement. The $60,000 value of the additional shares is also being amortized as share-based compensation over the life of the agreement.

Supplement to Consulting Agreement with Fountainhead Capital Management Limited

On May 12, 2011, the Company entered into a Supplement to a prior Consulting Agreement with Fountainhead entered into on February 10, 2010 (as amended September 29, 2010) to recognize Fountainhead's expanded responsibilities as a result of the acquisition by the Company of the assets of NovaVision, Inc. Under the terms of the Supplement, commencing January 1, 2011 the Company will pay to Fountainhead an additional monthly retainer of $29,000. This additional monthly retainer shall be accrued and paid out to Fountainhead at the option of Fountainhead as follows: (i) in Vycor stock at any time at $0.0225 per share; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof at any time after June 30, 2011. Notwithstanding, Fountainhead shall have the option to receive up to $5,000 of the additional monthly retainer in cash each month, commencing April 1, 2011. In addition, the term of the Consulting Agreement was extended to May 5, 2013. Other than as supplemented, the Consulting Agreement remains in full force and effect according to its terms.

Consulting Agreement with GreenBridge Capital Partners, IV, LLC

On June 3, 2011,the Company entered into a Consulting Agreement with GreenBridge Capital Partners, IV, LLC, a Delaware limited liability company ("GreenBridge"), to provide consulting and advisory services to the Company in consideration of the issuance to GreenBridge of up to 15,500,000 shares of the Company's Common Stock.  Said shares are subject to a Company repurchase option, which may be exercised within specified time periods at the Company's sole discretion.

Consulting Agreement with Burnham Hill Advisors LLC

The Company entered into a Consulting Agreement dated June 6, 2011 with Burnham Hill Advisors LLC ("BHA") under which BHA shall provide, for a period of six months, financial and strategic advice to the Company. BHA shall receive fees of $10,000 per month and receive 1,000,000 restricted shares of the Company's Common Stock.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Results for the three months ended June 30, 2010 include adjustments to reflect of the effects of the restated financial statements included in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ending June 30, 2010.

Revenue and Gross Margin:

	2011	2010	% Change
Revenue:
Vycor Medical	$82,239	$74,817	10%
NovaVision	60,092	-	NM
Total Revenue	$142,331	$74,817	90%
Cost of Revenue:
Vycor Medical	(21,349)	$(6,184)	245%
NovaVision	(13,843)	$-	NM
Total Cost of Revenue	$(35,192)	$(6,184)	469%
Gross Profit
Vycor Medical	60,890	68,633	-11%
NovaVision	46,249	$-	NM
Total Gross Profit	$107,139	$68,633	56%

Vycor Medical recorded revenue of $82,239 from the sale of its products for the three months ended June 30, 2011, an increase of 10% over the same period in 2010. The increase in sales was attributable to greater penetration and usage of our product in hospitals in our US and European markets. Gross margin of 74% was achieved compared to 92% for the same period in 2010. Gross margin is mostly a product of sales mix between US and International sales through different sales channels. Gross margin also reflects inventory credits in the three months to June 30, 2010 and non-recurring product life extension costs in the three months ended June 30, 2011.

NovaVision recorded revenues of $60,092 for the three months ended June 30, 2011 and gross margin of 77%.

Research and Development Expense:
Research and development ("R&D") expenses were $37,484 for the three months ended June 30, 2011, as compared to $762 for the same period in 2010. The increase in R&D expense relates primarily to the inclusion of NovaVision in the 2011 period.

Stock Compensation Expense:

Stock Compensation expense is a non-cash charge representing the value of existing and newly-issued share based payments attributable to the periods reported. The charge for the three months ended June 30, 2011 was $956,181, an increase of $892,032 over the $64,149 recorded in the same period in 2010. The increase was primarily related to the recognition of $658,651 for fully vested warrants issued to Fountainhead during the 2011 period, as well as the recognition of common stock issued to Jerrald Ginder and GreenBridge Capital Partners.

General and Administrative Expenses:

General and administrative expenses increased by $462,701 to $866,838 for the three months ended June 30, 2011 from $404,137 for the same period in 2010. This increase reflects approximately $200,000 of additional expenses related to the inclusion of NovaVision as well as increased professional and consulting fees, including increased consulting fees with Fountainhead following the NovaVision acquisition, and a $70,000 contingent bonus accrual related to our employment agreement with our CEO, Kenneth Coviello.

Interest Expense:

Interest expense includes interest expense on the Company's debt and insurance policy financing. Interest expense in the three months ended June 30, 2011 increased by $27,816 to $39,613 from $11,797 for the same period in 2010, reflecting increased debt levels.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Results for the six months ended June 30, 2010 include adjustments to reflect of the effects of the restated financial statements included in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ending June 30, 2010.

Revenue and Gross Margin:

	2011	2010	% Change
Revenue:
Vycor Medical	$182,081	$139,103	31%
NovaVision	$105,372	$-	NM
	$287,453	$139,103	107%
Cost of Revenue:
Vycor Medical	$(28,467)	$(18,772)	52%
NovaVision	$(29,098)	$-	NM
	$(57,565)	$(18,772)	207%
Gross Profit
Vycor Medical	$153,614	$120,331	28%
NovaVision	$76,274	$-	NM
	$229,888	$120,331	91%

Vycor Medical recorded revenue of $182,081 from the sale of its products for the six months ended June 30, 2011, an increase of 31% over the same period in 2010. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the in our US and European markets. Gross margin of 84% was achieved compared to 87% for the same period in 2010. Gross margin is mostly a product of sales mix between US and International sales through different sales channels. Gross margin also reflects inventory credits in the six months to June 30, 2010 and non-recurring product life extension costs in the six months ended June 30, 2011.

NovaVision recorded revenues of $105,372 for the six months ended June 30, 2011 and gross margin of 72%.

Research and Development Expense:
Research and development expenses were $61,336 for the six months ended June 30, 2011 compared to $5,648 for the same period in 2010. The increase in R&D expense relates primarily to the inclusion of NovaVision in the 2011 period.

Stock Compensation Expense:

Stock Compensation expense for the six months ended June 30, 2011 was $1,164,400, an increase of $1,018,033 over the $146,367 recorded in the same period in 2010. The increase was primarily related to the recognition of $658,651 for fully vested warrants issued to Fountainhead during the 2011 period, as well as the recognition of common stock issued to Jerrald Ginder and GreenBridge Capital Partners.

General and Administrative Expenses:

General and administrative expenses increased by $933,456 to $1,619,348 for the six months ended June 30, 2011 from $146,367 for the same period in 2010. This increase reflects approximately $450,000 of additional expenses related to the inclusion of NovaVision in 2011, increased professional and consulting fees, including consulting fees with Fountainhead following the NovaVision acquisition, the $70,000 bonus accrual mentioned above, and higher levels of marketing activities in Vycor Medical.

Interest Expense:

Interest expense for the six months ended June 30, 2011 increased by $39,132 to $63,534 from $24,402 for the same period in 2010, reflecting increased debt levels.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010	$ Change
Cash	$2,206,616	$127,081	$2,079,535
Accounts receivable, inventory and other current assets	1,335,315	774,122	561,193
Total current liabilities	(1,500,604)	(2,064,980)	564,376
Working capital surplus (deficit)	$2,041,327	$(1,163,777)	$3,205,104
Cash provided by financing activities	$3,556,194	$889,500	$2,666,694

As of June 30, 2011 we had $2,206,616 cash, a working capital surplus of $2,041,327 and an accumulated deficit of $9,654,121. Total Stockholders' equity at June 30, 2011 was $1,943,636. Total debt at June 30, 2011, including $504,825 of short term debt included in the working capital surplus above, was $1,821,187, a change of $405,525 from $1,415,662 at December 31, 2010. Our operating activities used $1,401,297 in cash for the six months ended June 30, 2011.

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

Going Concern

Our financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes we will continue as a going concern. We have incurred losses since our inception, including a net loss of $2.8 million for the six months ended June 30, 2011, and we expect to continue to incur substantial additional losses in the future, including additional product development, marketing, manufacturing and distribution expenses. We have generated negative cash flows from operations since inception. As of June 30, 2011 the Company had stockholders' equity of $1.9 million and cash and cash equivalents of $2.2 million. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Patents and Other Intangible Assets

The Company capitalizes legal and related costs associated with the establishment and enhancement of patents for its products once patents have been applied for. Costs associated with the development of the patented item or processes are charged to research and development costs and expensed as incurred. The capitalized costs are amortized over the life of the patent. The Company reviews intangible assets for impairment on an annual basis. Trademarks have an indefinite life and are also reviewed annually by management for impairment in accordance with the authoritative guidance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

On August 12, 2011, the Board of Directors concluded that the Company had not properly accounted for warrants issued in connection with consulting or other service agreements and for the beneficial conversion feature of certain convertible debentures. The Company had previously not recognized the fair value of warrants issued in connection with consulting or other service agreements at the measurement date, and has previously recognized the expense ratably over the life of the warrant. The Company's management has determined that the proper accounting, following the guidance in ASC Topic 505, is to record the fair value of these warrants as a prepaid expense on the date of issuance, and recognize the expense ratably over the life of the underlying service agreement. The Company has, since December 2009, been determining the existence of a beneficial conversion feature of convertible debt based on the fair value of the conversion feature on the date of issuance, rather than using the intrinsic value of the conversion feature on the date of issuance, as required under ASC Topic 470. These items had a material effect on our previously issued consolidated financial statements for the years ended December 31, 2009 and 2010 and for each of the quarters for the year ended December 31, 2010 and the quarter ended March 31, 2011, requiring us to restate the financial statements for such periods.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)      Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  In light of the matters described above with respect to accounting for warrants issued under consulting or other service agreements and the beneficial conversion feature of certain convertible debt, the Company intends to re-evaluate its internal control over financial reporting and to implement such changes as it may deem appropriate in light of such re-evaluation.

The Company's management, including the Company's CEO and CFO, does not expect that the Company's internal control over financial reporting will prevent all errors and all fraud.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2011, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2011, the Company issued 24,444,442 shares of Company Common Stock together with Warrants to purchase 12,222,221 shares of Company common stock at an exercise price of $0.03 per share for a period of three years for aggregate gross proceeds of $550,000.

In April 2011, in connection with a consultancy agreement (valued at $360,000), the Company issued 18,000,000 shares of Company Common Stock to Jerrald Ginder.

In May 2011, the Company issued 8,666,666 shares of Company Common Stock together with Warrants to purchase 4,333,334 shares of Company common stock at an exercise price of $0.03 per share for a period of three years for aggregate gross proceeds of $195,000.

In May, 2011, in consideration for services provided to the Board of Directors (valued at $5,000), the Company issued 222,222 shares of its common stock to Steven Girgenti.

On June 3, 2011, in connection with a consultancy agreement (valued at $348,750), the Company issued 15,500,000 shares of Company Common Stock to GreenBridge Capital Partners IV, LLC.

On June 6, 2011, in connection with a consultancy agreement (valued at $22,500), the Company issued 1,000,000 shares of Company Common Stock to Burnham Hill Advisors, LLC.

On June 25, 2011, as an amendment to an consultancy agreement, the Company issued 2,666,667 shares of Company Common Stock to Jerrald Ginder in lieu of monthly cash payments due under the agreement of $60,000.

On June 30, 2011, the entire principal and unpaid interest on a Debenture dated December 3, 2010 payable to Berardino Investment Group in the original principal amount of $40,000 was converted into 2,167,902 shares of Company Common Stock ($0.019 per share).

Preferred Stock Subscriptions

On June 7, 2011, the Company completed the sale of $1,570,000 in Units comprising Series C Convertible Preferred Shares and Warrants (the "Units") to accredited investors (the "Investors") (the "Preferred Offering"). The Units were issued pursuant to separate Series C Convertible Preferred Stock Purchase Agreements (the "Agreements") between the Company and each of the Investors.  This sale was an initial closing (the "Initial Closing") under the Agreements which allows for maximum proceeds of $3,000,000. Each Unit was priced at $50,000 and comprised one share of Series C Preferred Convertible Stock convertible (at the Holder's option or mandatorily upon the occurrence of certain events) into 2,222,222 shares of the Company's Common Stock ($0.0225 per share) and a Warrant to purchase 1,111,111 shares of the Company's Common Stock at $0.03 per share (subject to adjustments) for a period of three years (the "Warrant" or "Warrants").  A total of 31.4 shares of Series C Convertible Preferred Stock convertible into 69,777,773 shares of the Company's Common Stock and Warrants to purchase 34,888,890 shares of the Company's Common Stock were issued.  The proceeds of the sale of the Units will be used for working capital and general corporate purposes.  A portion of the proceeds is earmarked for the cost of investor relations.

On June 28, 2011, the Company completed a second closing of the offering with the sale of an additional $770,000 in Units comprising Series C Convertible Preferred Shares and Warrants (the "Units") to Investors. An additional 15.40 shares of Series C Convertible Preferred Stock convertible into 34,222,220 shares of the Company's Common Stock and Warrants to purchase 17,111,111 shares of the Company's Common Stock were issued in connection with the second closing.

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

Subsequent events

Preferred Stock Subscriptions

On August 4, 2011, the Company completed a final closing of the offering with the sale of an additional $660,000 in Units comprising Series C Convertible Preferred Shares and Warrants (the "Units") to Investors. An additional 13.2 shares of Series C Convertible Preferred Stock convertible into 29,333,330 shares of the Company's Common Stock and Warrants to purchase 14,666,665 shares of the Company's Common Stock were issued in connection with the final closing. A total of $3,000,000 was invested in the entire offering comprising 60 Units comprising 60 shares of Series C Convertible Preferred Stock convertible into an aggregate of 133,333,324 shares of Common Stock and Warrants to purchase 66,666,666 shares of the Company's Common Stock.

Common Stock and Warrant Issuance

In August 2011 the Company issued 154,600 shares of Common Stock (valued at $5,000) to Steven Girgenti, 78,300 shares of Common Stock to Alvaro Pascale-Leone (valued at $3,125) and 428,571 shares of Common Stock (valued at $10,000) to McCombie Group, LLC in respect of consulting agreements.

In August 2011 the Company issued Warrants to purchase 2,300,000 shares of Company common stock at an exercise price of $0.03 per share for a period of three years to Millenium Capital Corporation in respect of consulting and advisory services.

Agreement with Partizipant, LLC

On July 31, 2011, the Company entered into an Agreement (the "Agreement") with Partizipant, LLC, a Delaware limited liability company ("Partizipant"), to provide a broad range of investor relations and public relations services as more particularly described in the Agreement, a copy of which is attached as Exhibit 10.1 to the Company's Current report on Form 8-K filed on August 4, 2011. Pursuant to the Agreement, the Company agreed to pay Partizipant a one-time payment of $300,000.

Agreement with Greenbridge Capital Partners IV, LLC

On August 18, 2011, the Company agreed with GreenBridge Capital Partners IV, LLC ("GreenBridge") to amend the Consulting Agreement between the parties dated as of June 3, 2011 ("Consulting Agreement") to modify the dates for exercise of the Company's repurchase option related to the shares delivered to Greenbridge pursuant to the terms of the Agreement.  Specifically, the parties agreed that, of the 15,500,000 shares delivered to GreenBridge, the Company would have the option to repurchase 5,166,666 of the shares prior to November 30, 2011 and an additional 5,166,667 shares prior to February 28, 2012.  The remaining 5,000,000 shares are not subject to a repurchase option. The shares which are the subject of the repurchase option are to be held in escrow by a third party.  In all other respects, the original Consulting Agreement remains in full force and effect as written.

ITEM 6. EXHIBITS
Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
32.1	Certification of CEO under 18 U.S.C. Section 1350
32.2	Certification of CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2011.

VYCOR MEDICAL, INC.

By:	/s/ Kenneth T. Coviello
Kenneth T. Coviello
Chief Executive and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)