Form 10-K/A
period 2009-12-31
VYCOR MEDICAL INC
filed 2011-09-02
CIK 1424768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,064,073 based upon the closing sales price of the registrant's common stock on March 24, 2010 of $0.05 per share. At March 24, 2010, 622,893,799 shares of the registrant's common stock were outstanding, of which 541,612,342 were held by affiliates of the Company.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward-looking Statements

In addition to historical information, this Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as "anticipates," "believes," "expects," "intends," "may," "will," and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" "Risk Factors" and those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission ("SEC"). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

EXPLANATORY NOTE

Vycor Medical, Inc. is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2009, originally filed March 31, 2010 (the "Original Filing") to amend and restate the following previously-filed consolidated financial statements and related disclosures (the "Restatement"): (1) our audited consolidated financial statements as of and for the years ended December 31, 2009 and the notes thereto contained in Part II, Item 8 of this Amendment and (2) management's discussion and analysis of financial condition and results of operations as of and for the fiscal year ended December 31, 2009 contained in Part II, Item 7 of this Amendment.

Financial information related to the year ended December 31, 2009, and the interim periods commencing with the period ended March 31, 2010 included in the reports on Forms 10-K and 10-Q previously filed by us and all related earnings press releases and similar communications issued by us during these periods, should not be relied upon. In the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.

Background of the Restatement

In late July 2011, the Company's management re-evaluated certain of its accounting policies and procedures in connection with the preparation of the Company's financial statements for the periods ended June 30, 2011, and determined that it had not properly accounted for warrants issued in connection with certain service agreements and for the beneficial conversion feature of certain convertible debentures. Specifically, management determined that the Company had previously not recognized the fair value of warrants issued in connection with certain consulting or other service agreements at the measurement date, and had previously recognized the expense ratably over the life of the warrant. The Company's management further determined that the proper accounting, following the guidance in ASC Topic 505, is to record the fair value of these warrants as a prepaid expense on the date of issuance, and recognize the expense ratably over the life of the underlying service agreement. In addition, the Company had, since December 2009, been determining the existence of a beneficial conversion feature of convertible debt based on the fair value of the conversion feature on the date of issuance, rather than using the intrinsic value of the conversion feature on the date of issuance, as required under ASC Topic 470.

Following discussions with the Company's independent registered public accounting firm, the Company's management met on August 12, 2011 with the Company's Board of Directors, which concluded that the Company's previously issued consolidated financial statements: (i) for the years ended December 31, 2009 and 2010 (the "Annual Financial Statements") included in the Company's Annual Reports on Form 10-K for the years then ended (the "Annual Reports"); and (ii) for the interim periods ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 (collectively, the "Quarterly Financial Statements") included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 respectively (the "Quarterly Reports") should no longer be relied upon and that the Company should, as soon as practicable, file with the SEC amendments to the aforementioned Annual Reports and Quarterly Reports to restate such Annual Financial Statements and Quarterly Financial Statements to properly record the warrants and beneficial conversion features and to make related adjustments and disclosures in connection therewith. This Amendment to the Form 10-K for the year ended December 31, 2009 incorporates such restatement for the periods presented in this report.

Restatement of Other Financial Statements

The Board of Directors concluded that the Company's accounting for such warrants and the beneficial conversion feature associated with such debentures had not appropriately been recognized for the following periods as follows;

(i)for the three months ended March 31, 2010, included in the Company's Quarterly Report on Form 10-Q originally filed with the SEC on May 12, 2010;

(ii)for the three and six months ended June 30, 2010, included in the Company's Quarterly Report on Form 10-Q originally filed with the SEC on August 16, 2010;

(iii)for the three and nine months ended September 30, 2010 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010;

(iv)for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2011; and

(v)for the three months ended March 31, 2011 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.

Total Impact from the Foregoing Adjustments

The Company expects that the net impact on the Company's previously reported Net Loss for the 18-month period of October 1, 2009 through March 31, 2011 will be to increase losses by approximately $152,000

Internal Control Deficiencies

Management determined that there was a deficiency in its internal controls that constitutes a significant deficiency, as discussed in Part II — Item 9A of the Amended Filing. A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.  For a discussion of management's consideration of the Company's disclosure controls and procedures and the significant deficiency identified, see Part II — Item 9 included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirely as modified and superseded where necessary to reflect the restatement. The following items in this report have been amended as a result of the Restatement:

Part II:

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations;

Item 8: Financial Statements and Supplementary Data;

Item 9A: Controls and Procedures

Part IV:

Item 15: Exhibits and Financial Statement Schedules

We have not modified or updated disclosures presented in our original annual report on Form 10-K, except as required to reflect the effects of this Restatement. Accordingly, this Form 10-K/A does not reflect events occurring after the Original Filing and does not modify or update those disclosures affected by subsequent events, except specifically referenced herein. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing on March 31, 2010. References to the annual report on Form 10-K herein shall refer to the annual report on Form 10-K originally filed on March 31, 2010.

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

Lacey and C&J are recognized leaders in the medical contract manufacturing sector, providing vertically integrated full services. They are U.S. Food and Drug Administration registered and meet ISO standards and certifications. Lacey and C&J have shipped orders to Vycor and have made production runs of all 12 sizes. (See "Risk Factors — "We are dependent on two key vendors to manufacture our products")

Market

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

Intellectual Property

Patent Applications

Below is a table setting out the status and particulars of our patent applications:

Filing date	Application No.	Country	Title	Status
22-Jun-2005	60/692,959	US - PROV	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	Converted

22-Jun-2006	PCT/US06/24243	PCT	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	National Phase Completed

27-Nov-2006	PCT/US06/61246	PCT	Surgical Access Instruments for use with Delicate Tissues (Brain)	National Phase Completed

22-Jun-2006	2613323	Canada	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending - annuity due 6/22/10

22-Jun-2006	06785312.7	Europe	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending - annuity due 6/22/10

22-Jun-2006	299/KOLNP/2008	India	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

22-Jun-2006	2008-518369	Japan	Surgical Access Instruments for use with spinal or orthopedic surgery	Published

20-Dec-2007	11/993,280	US - UTIL	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

25-Jun-2008	08107050.4	Hong Kong	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

18-Sep-2008	61/098041	US - PROV	Surgical Access Instruments for use with Delicate Tissues (Brain)	Converted

25-May-2009	2670631	Canada	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending - annuity due 11/27/10

26-May-2009	06840022.5	Europe	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending - annuity due 5/27/10

26-May-2009	1977/KOLNP/2009	India	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending - exam due 11/27/10

Filing date	Application No.	Country	Title	Status
27-May-2009	2009-539227	Japan	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

26-Jun-2009	2009124446	Russia	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

27-Jul-2009	200680056889.9	China	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

21-Aug-2009	12/545686	US - CON	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

21-Aug-2009	12/545719	US - CON	Surgical Access Instruments for use with Delicate Tissues (Brain) (apparatus claims)	Pending

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

Our independent auditors, Paritz & Company, certified public accountants, have expressed substantial doubt concerning our ability to continue as a going concern. We have incurred losses since our inception, including a net loss of $1,164,036 for the year ended December 31, 2009 and we expect to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. We have incurred negative cash flows from operations since inception. As of December 31, 2009 we had a stockholders' deficiency of $1,245,940 and cash and cash equivalents of $12,771 at December 31, 2009. Since we have no record of profitable operations, there is a high possibility that you may suffer a complete loss of your investment.

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

Our ability to successfully penetrate the market for our products may depend significantly on the availability of reimbursement to hospitals for neurosurgical procedures from third-party payers, such as governmental programs, private insurance and private health plans, there is no guarantee that this will not change in the future or that applicable levels of reimbursement to hospitals, if any, will be high enough to allow us to charge a reasonable profit margin. Our products are not specifically reimbursed by third party payers, they are part of the overall procedure cost. If levels of reimbursement are decreased in the future, the demand for our products could diminish or our ability to sell our products on a profitable basis could be adversely affected.

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

Our common stock is subject to the Penny Stock Regulations

Our common stock and will likely be subject to the SEC's "penny stock" rules to the extent that the price remains less than $5. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

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

Our securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

We have not registered our securities pursuant to Section 12 of the Securities Exchange Act, as amended, which means we are considered a "voluntary filer" under SEC regulations. We may register our securities pursuant to Section 12 of the Securities Exchange Act in the future although we currently do not have any plans to do so. In the meantime, we are, therefore, not currently obligated to file any periodic reports under the Securities Exchange Act, to follow the SEC's proxy rules or to distribute an annual report, containing audited financial reports to our securities holders, although we may voluntarily file annual, quarterly and special reports, and other information with the SEC. If we are not required to deliver an annual report to security holders, we do not intend to voluntarily deliver annual reports to security holders containing audited financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Beginning on July 20, 2009, our Common Stock was quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol "VYCO".

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

Dr. Donald O'Rourke entered into a consulting agreement with us on January 18, 2008. Pursuant to the consulting agreement, Dr. O'Rourke shall provide consulting or advisory services on an as needed basis, to guide us in making important strategic decisions and to evaluate our strategic plans and decisions, research and/or development activities and results, competitive positions and/or other scientific and/or technical issues. In consideration for providing such services, Dr. O'Rourke was granted an option to purchase 50,000 shares of the Company's common stock at $.50 per share.

Dr. Konstantin Slavin entered into a consulting agreement with us on September 1, 2008. Pursuant to the agreement, Dr. Slavin agreed to provide us certain consulting services. In consideration of such consulting services, Dr. Slavin received a one-time retainer of $5,000, which the Company has paid by the issuance of 26,000 shares of the Company's common stock to Dr. Slavin. On October 21, 2008, Dr. Slavin was issued an additional 21,875 common shares in lieu of $4,156.25 worth of professional services. On July 28, 2009, the Company issued an additional 39,145 common shares in lieu of the payment for additional professional services.

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

In consideration for advisory services, we issued to Robert Guinta a warrant to purchase up to 160,480 shares of the Company's common stock at $.24 per share. The warrant is valid from September 1, 2007 for a period of five years.

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

On January 11, 2010, the Company issued 531,376,500 shares of common stock to Fountainhead Capital Management Limited in accordance with the terms of a Debenture Exchange Agreement dated as of December 29, 2009 (see Exhibit 4.1 to the Company's Form 8-K Current Report filed with the SEC on January 6, 2010.

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

Going Concern

We have incurred losses since our inception, including a net loss of $1,164,036 for the year ended December 31, 2009 and we expect to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. We have incurred negative cash flows from operations since inception. As of December 31, 2009, we had a stockholders' deficiency of $1,245,940 and cash and cash equivalents of $12,771. Since we have no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment. In these circumstances the Company believes it may not have enough cash to meet its various cash needs for the year ended 2010 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Results of Operations

The following table presents the dollar amount and percentage of changes from period to period of the line-items included in our Statements of Operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009 (Restated)	2008	Increase/ (Decrease)	% Change
Revenue:
Sales	$199,046	$129,947	$69,099	53%
Operating expenses:
Research and development	4,761	33,686	(28,925)	(86%)
General and administrative	1,138,162	1,554,242	(416,080)	(27%)
Operating loss	(966,359)	(1,471,070)	(504,711)	(34%)
Other Expenses	197,677	910,225	(712,548)	(78%)
Total Expenses	1,363,082	2,511,242	(1,148,160)	(46%)
Net loss	$(1,164,036)	$(2,381,295)	$(1,217,259)	(51%)

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Revenue:

We recorded revenue from the sale of our products in the year ended December 31, 2009 of $199,046, compared to $129,947 in the year ended December 31, 2008. The growth in revenues is due to increased sales of the Company's products.

Research and Development Expenses:

Research and development expenses decreased by 86%%, or $28,925 from $33,686 for the fiscal year ended December 31, 2008 to $4,761 for the fiscal year ended December 31, 2009. During 2009 the decrease was primarily attributed to lower engineering costs and less emphasis needed on product design.

General and Administrative Expenses:

General and administrative expenses decreased by27%, or $416,080 from $1,554,242 for the fiscal year ended December 31, 2008 to $1,138,162 for the fiscal year ended December 31, 2009. The decrease was attributable to decreased costs relating to raising capital and decreased salaries and other office expense.

Other Income (Expense):

We recorded interest expense of $248,659 and $916,704 for years ended December 31, 2009 and 2008, respectively. The decrease is due to the conversion of certain convertible debt agreements and certain non-recurring expense incurred in connection with debt issuance in 2008. For the years ended December 31, 2009 and 2008, interest expense was offset with interest income of $257 and $6,479 respectively.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended December 31, 2009 and December 31, 2008: [I am guessing these don't change]

	Year Ended December 31,
	2009	2008	Increase/ (Decrease)	% Change
Cash	$12,771	$196,138	$(183,367)	(93%)
Accounts payable and accrued expenses	401,848	477,667	(75,819)	(16%)
Total Current Liabilities	1,646,900	1,554,864	92,036	59%
Cash provided by financing activities	422,552	1,608,035	(1,185,483)	(74%)

For the fiscal year ended December 31, 2009, the Company used $543,786 cash in its operating activities; used $62,133 cash in investing activities and had $422,552 cash provided by financing activities, which resulted in a net use of $183,367 cash in the fiscal year ended December 31, 2009. As of December 31, 2009, the Company had a stockholders' deficiency of $1,245,940 and cash and cash equivalents balance of $12,771. The Company is reliant on future funding in accordance with a recapitalization agreement it signed with Fountainhead Capital Management Limited. This agreement calls for the advancement to the Company of monthly operating proceeds through August 2010 subject to the Company meeting certain financial benchmarks. The Company believes it would not have enough cash to meet its various cash needs without this funding, and could not meet its obligations beyond August 2010 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Vycor Medical Inc. and Subsidiaries

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Vycor Medical Inc. and Subsidiaries as of December 31, 2009 (restated) and 2008 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vycor Medical Inc. and Subsidiaries as of December 31, 2009 (restated) and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 4 to the financial statements, the financial statements as of and for the year ended December 31, 2009 have been restated to recognize the fair value of warrants issued, to correct the amortization period of these warrants and to record the fair value of the warrants as a prepaid item at the date of issuance pursuant to ASC 505. Also a correction of an error was made in the recording of a beneficial conversion feature from the intrinsic method to the fair value pursuant to ASC 470.

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

Paritz & Company, P.A.

Hackensack, New Jersey

March 22, 2011, except for Note 5 as to which the date is August 28, 2011

VYCOR MEDICAL, INC.
Balance Sheets

	December 31, 2009 (Restated)	December 31, 2008
ASSETS
Current Assets
Cash	$12,771	$196,138
Accounts receivable	29,748	89,765
Inventory	41,967	71,527
Prepaid expenses	22,369	7,040
	106,855	364,470
Fixed assets, net	191,009	213,958
Other assets:
Patents, net of accumulated amortization	93,704	42,507
Website, net of accumulated amortization	7,042	10,152
Security deposits	2,350	2,350
	103,096	55,009
TOTAL ASSETS	$400,960	$633,437
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$336,942	$313,611
Accrued interest	2,904	88,588
Accrued liabilities	62,002	75,468
Notes payable	1,245,052	—
Current portion of long-term debt	—	1,077,197
TOTAL LIABILITIES	1,646,900	1,554,864
STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 557,798,599 and 25,463,455 shares issued and outstanding at December 31, 2009 and 2008, respectively	55,780	25,463
Additional Paid-in Capital	3,597,621	2,788,415
Accumulated Deficit	(4,899,341)	(3,735,305)
	(1,245,940)	(921,427)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400,960	$633,437

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Operations

	For the year ended December 31,
	2009 (Restated)	2008
Revenue	$199,046	$129,947
Cost of Goods Sold	22,482	13,089
Gross Profit	176,564	116,858
Operating expenses:
Research and development	4,761	33,686
General and administrative	1,138,162	1,554,242
Total Operating expenses	1,142,923	1,587,928
Operating loss	(966,359)	(1,471,070)
Other income (expense):
Interest income	257	6,479
Interest expense	(248,659)	(916,704)
Forgiveness of previously accrued salaries	50,725	—
Total Other income (expense):	(197,677)	(910,225)
Net Loss	$(1,164,036)	$(2,381,295)
Loss Per Share
Basic and diluted	$(0.04)	$(0.11)
Weighted Average Number of Shares Outstanding	29,183,482	21,977,954

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows

	For the twelve months ended December 31,
	2009 (Restated)	2008
Cash flows from operating activities:
Net loss	$(1,164,036)	$(2,381,295)

Adjustments to reconcile net loss to cash used in operating activities: Amortization of intangible assets	14,046	11,763
Depreciation of fixed assets	22,949	6,407
Amortization of debt discount expense	145,302	671,629
Share based compensation	415,462	25,789
Shares issued for consulting services	17,437	321,629
Interest satisifed with stock conversion	6,625	173,111

Changes in assets and liabilities:
Accounts receivable	60,017	(87,200)
Inventory	29,560	(71,527)
Prepaid expenses	(15,329)	(7,040)
Security deposit	—	(2,350)
Accounts payable	23,331	28,396
Accrued interest	(85,684	63,862
Accrued liabilities	(13,466)	75,204
Cash used in operating activities	(543,786)	(1,171,622)
Cash flows used in investing activities:
Purchase of fixed assets	—	(220,365)
Acquisition of website	—	(29,149)
Acquisition of patents	(62,133)	(6,500)
Cash used in investing activities	(62,133)	(256,014)
Cash flows from financing activities:
Proceeds from sale of equity (see Note 7)	300,000	425,035
Payment on Notes Payable-GC Advisors	—	(17,000)
Proceeds from short term Notes Payable	274,000	—
Repayment of short term Notes Payable	(204,000)	—
Proceeds from Fountainhead Convertible Note Payable (see Note 7)	371,362	300,000
Repayment of existing Fountainhead Notes Payable	(472,500)	—
Proceeds from Regent Convertible Note Payable (see Note 7)	803,690	1,000,000
Repayment of existing Regent Notes Payable	(650,000)	—
Payment on Optimum Health Services Loan Payable	—	(100,000)
Cash provided by financing activities	422,552	1,608,035
Net increase (decrease) in cash	(183,367)	180,399

Cash at beginning of period	196,138	15,739
Cash at end of period	$12,771	$196,138
Supplemental Disclosures of Cash Flow information:
Interest paid:	$—	$7,638
Taxes paid	$—	$375
Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$400,000	$—

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Stockholders' Deficiency

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2008	18,289,999	$18,290	$741,893	$(1,354,010)	$(593,827)
Purchases of equity during period ended December 31, 2008	2,237,027	$2,237	$422,798		$425,035
Common stock issued in conjunction with Salomon note payable	1,111,111	1,111	148,889		150,000
Inducement to convert debt	100,000	100	173,011		173,111
Issuance of stock for consulting fees	1,692,798	1,693	319,936		321,629
Share-based compensation for consulting services			25,789		25,789
Beneficial conversion feature on Fountainhead and Regent debt			708,131		708,131
Issuance for conversion of debt - Johannsen	2,032,520	2,032	247,968		250,000
Net loss for year ended December 31, 2008				$(2,381,295)	(2,381,295)
Balance at December 31, 2008	25,463,455	$25,463	$2,788,415	$(3,735,305)	$(921,427)
Common stock issued in conjunction with Altcar Investments note payable	866,867	$867	$105,758		$106,625
Issuance of stock for consulting fees	91,777	92	17,345		17,437
Share-based compensation for consulting services			32,667		32,667
Share-based compensation - employee options vesting			57,840		57,840
Share-based compensation - Coviello and Vinas, in accordance with FHC recapitalization transaction (see Note 7)			324,954		324,954
Retroactive change to par value (see Note 8)		(23,780)	23,780		—
Retroactive reflection of conversion of Series A Preferred Shares in accordance with FHC recapitalization transaction (see Note 7)	531,376,500	53,138	246,862		300,000
Net loss for twelve months ended December 31, 2009				$(1,164,036)	(1,164,036)
Balance at December 31, 2009	557,798,599	$55,780	$3,597,621	$(4,899,341)	$(1,245,940)

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

2. GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,164,036 for the year ended December 31, 2009, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of December 31, 2009, the Company had a stockholders' deficiency of $1,245,940 and cash and cash equivalents of $12,771. The Company is reliant on future funding in accordance with a recapitalization agreement it signed with Fountainhead Capital Management, Ltd. This agreement calls for the advancement to the Company of monthly operating proceeds through August 2010 subject to the Company meeting certain financial benchmarks. The Company believes it would not have enough cash to meet its various cash needs without this funding, and could not meet its obligations beyond August 2010 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

DECEMBER 31, 2009

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

The Company has no items that are subject to these standards as of December 30, 2009.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31, 2009	December 31, 2008
Stock options outstanding	1,050,000	1,707,894
Warrants to purchase common stock	38,510,584	6,460,920
Debentures convertible into common stock	99,604,160	12,548,560
Total	139,164,744	20,717,374

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information ("ASC 320-10-65). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The adoption ASC 320-10-65 did not have a material impact on the Company's results of operations, financial position or liquidity.

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

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) ("ASU 2009-05"). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company's results of operations, financial position or liquidity.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

4.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2011, the Company filed with the Securities and Exchange Commission ("SEC") a Current Report on Form 8-K, to report management's determination that the Company's financial statements for the year ended December 31, 2009 included in its Annual Report on Form 10-K filed with the SEC on March 31, 2010 (the "2009 Form 10-K"), should no longer be relied upon due to incorrect accounting in such financial statements with respect to warrants issued in connection with service agreements and for the beneficial conversion feature of certain convertible debentures.  The Company determined that the historical financial statements for the year ended December 31, 2009 included in the Company's 2009 Form 10-K require restatement to properly record these warrants and beneficial conversion features.

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

(i)for the three months ended March 31, 2010, included in the Company's Quarterly Report on Form 10-Q originally filed with the SEC on May 12, 2010;

(ii)for the three and six months ended June 30, 2010, included in the Company's Quarterly Report on Form 10-Q originally filed with the SEC on August 16, 2010;

(iii)for the three and nine months ended September 30, 2010 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010; and

(iv)for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2011;

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

The Company's board of directors and management has discussed the matters set forth herein with Paritz & Co., P.A., the Company's registered independent public accounting firm. Paritz & Co. was the Company's independent public accounting firm for each of the periods being restated as set forth above.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

The tables below show the effects of the restatements on (i) the Company's consolidated balance sheet as of December 31, 2009, (ii) the consolidated statement of operations for the year ended December 31, 2009, and (iii) the consolidated statement of cash flows for the year ended of December 31, 2009. These adjustments are non-cash items and do not impact the Company's operating activities or cash flows from operations in any way.

	Vycor Medical, Inc.
	Consolidated Balance Sheet
	December 31, 2009
	As Reported	Adjustment		Restated
Notes Payable	1,111,053	133,999	a	1,245,052
Total Liabilities	1,512,901	133,999		1,646,900
Additional Paid-in Capital	3,708,967	(111,346)	a,b	3,597,621
Accumulated Deficit	(4,876,688)	(22,653)	b,c	(4,899,341)
Total Stockholders' Equity (Deficit)	(1,111,941)	(133,999)		(1,245,940)
Total Liabilities and Stockholders' Equity	400,960	-		400,960

	Vycor Medical, Inc.
	Consolidated Statements of Operations
	For the Year Ended
	December 31, 2009
	As Reported	Adjustment		Restated

General and administrative	1,114,406	23,756	b	1,138,162
Total Operating Expenses	1,119,167	23,756		1,142,923
Total Operating Loss	(942,603)	(23,756)		(966,359)
Interest Expense	(249,505)	(1,103)	c	(248,402)
Total Other Income (Expense)	(198,780)	1,103		(197,677)
Net Loss	(1,141,383)	(22,653)		(1,164,036)
Net Loss per share	(0.039)	(0.001)		(0.040)

	Vycor Medical, Inc.
	Consolidated Statements of Cash Flows
	For the Year Ended
	December 31, 2009
	As Reported	Adjustment		Restated

Net Loss	(1,141,383)	(22,653)		(1,164,036)
Amortization of Debt Discount Expense	146,405	(1,103)	c	145,302
Share-based compensation	391,706	23,756	b	415,462
Cash used in operating activities	(543,786)	-		(543,786)
Cash used in investing activities	(62,133)	-		(62,133)
Cash provided by financing activities	422,552	-		422,552
Net Increase in Cash	(183,367)	-		(183,367)

Notes:
a	Elimination debt discount where no Beneficial Conversion Feature exists
b	Write-off of unamortized balance of share-based consulting fees for terminated agreements
c	Reversal of BCF amortization where no Beneficial Conversion Feature exists

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

5. NOTES PAYABLE

As of December 31, 2009 and December 31, 2008, Notes Payable consists of:

	December 31, 2009	December 31, 2008
On December 29, 2009, in conjunction with a debt restructuring (see Note 5) the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation..	70,000	—

On December 29, 2009, in conjunction with a debt restructuring (see Note 5), the Company issued a convertible debenture in the amount of $371,362 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation.	371,362	—

On December 29, 2009, the Company issued a convertible debenture in the amount of $350,000 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to three parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	350,000	—

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

	December 31, 2009	December 31, 2008
On December 29, 2009, the Company issued a convertible debenture in the amount of $453,690 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	453,690	—

Total Notes Payable:	$1,245,052	$—

As of December 31, 2009, the Company's entire long-term debt is secured by a first security interest in all of the assets of the Company. The Company determines the existence of a beneficial conversion feature of its convertible debt under the guidance of ASC Topic 470 by assessing the intrinsic value of such conversion feature at the time of issuance. For each of the convertible debt instruments set out above, the fair value of the stock on the date of issue was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature. The beneficial conversion feature of the long-term debt instruments below is detailed in the notes for each instrument.

6. LONG-TERM DEBT

As of December 31, 2009 and December 31, 2008, long-term debt consists of:

			December 31, 2009	December 31, 2008

On December 15, 2006 the Company issued a convertible debenture in the amount of $172,500 payable to Fountainhead Capital Partners Limited (FCPL), with interest at the "Applicable Federal Rate" as defined in sec. 1274 (d) of the Internal Revenue Code, initially due June 21, 2007. The Debenture may be transferred or exchanged only in compliance with the Security Act of 1933, as amended and applicable state securities laws. The Holder is entitled at its option to convert debenture into a number of shares of common stock calculated to be equal to be ten percent of the issued and outstanding aggregate shares of the Company on the date of issuance of the Debenture. The following discloses the calculation the conversion price and the1,979,456 conversion shares:
Number of membership units outstanding at 12/21/2006	1,110.11	Units

The note was for 10% of Units post-money (1,110.11/90%):	1233.46	Units

FCPL is entitled to 10% of the units equal to	123.346	Units

Each unit converted into 16,048 shares	1,979,456	Shares

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

	December 31, 2009	December 31, 2008
The Company has computed a beneficial conversion feature of $111,099 which resulted in a debt discount of such amount which is being amortized over the life of the loan to interest expense. The Company had used $0.19 per share in the computation of the beneficial conversion feature as it represents sales of private placements of the Company's securities at the time of entering into the debenture. The Holder has the sole option to extend the due date of this debenture and has extended principal and interest payments until February 15, 2009. On April 1, 2009, FCPL agreed to extend the maturity date of the debenture to August 15, 2009. In consideration for the extension, the Company agreed to modify the effective conversion price from $0.08715 to $0.07545 per share, and other additional anti-dilution provisions in favor of FCPL. In conjunction with the convertible debenture the Company issued a warrant to Fountainhead Capital Partners Limited to purchase 50.22 Membership Units of the Company (805,931 shares of common stock) at $.50 per share for five years. The warrant's fair value of $0.13 per share was calculated using the Black- Scholes Valuation Model, using the following assumptions: volatility of 99%, dividend rate of 0%, approximate risk free interest rate of 4.5% and a five year warrant life. The warrant resulted in an additional debt discount of $61,401 which is being amortized over the term of the debt. In conjunction with this debt the Company also entered into an agreement with Fountain Capital Partners Limited (FCPL) which granted to FCPL an option to invest up to $1,850,000 for three years in exchange for issuing new convertible debentures due two years from the issuance of these new notes and included with the exercise of this option would be a warrant to purchase up to 3,017,409 shares at a price of $0.44 per share. The debenture is convertible into up to 5,652,954 shares of common stock. No value was assigned to the options as there was no acquired beneficial conversion feature or acquisition of the warrants. The note reflects an unamortized discount $3,450 as of December 31, 2008. On December 29, 2009, this note was satisfied in accordance with the recapitalization transaction with Fountainhead Capital Management, Ltd., (see Note 7).	—	169,050

On February 15, 2008 the Company entered into a $150,000 Convertible Debenture payable to Fountainhead Capital Partners Limited, with interest at 6% per annum, due but not paid, on or before February 15, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $81,707, which is being amortized over the life of the loan. The note reflects an unamortized discount $10,213 as of December 31, 2008. On December 29, 2009, this note was satisfied in accordance with the recapitalization transaction with Fountainhead Capital Management, Ltd., (see Note 7).	—	139,787

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

	December 31, 2009	December 31, 2008
On February 15, 2008 the Company entered into a $500,000 Convertible Debenture, payable to Regent Private Capital, LLC, with interest at 6% per annum, due but not paid, on or before February 15, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the Conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $272,358, which is being amortized over the life of the loan. Subsequently, Regent assigned the principal amount of each note to Altcar Investments and Derek Johansen. On December 15, 2008, Johansen converted $250,000 of the debenture into 2,032,520 shares of common stock. This resulted in the recognition of unamortized beneficial conversion feature debt discount attributable to the debenture of $17,023. Further, on March 23, 2009, Altcar Investments converted $100,000 of the debenture plus accrued interest into 866,867 shares of common stock. The unamortized discount on the debt as of December 31, 2008 is $17,023. On December 29, 2009, this note was satisfied by the issuance of a short term debenture to the Holder for the principal and accrued interest to date (see Note 5).	—	232,977

On April 15, 2008 the Company entered into a $150,000 Convertible Debenture payable to Fountainhead Capital Partners Limited, with interest at 6% per annum, due but not paid, on or before April 15, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $81,707 which is being amortized over the life of the loan. The unamortized discount as of December 31, 2008 is $23,831. On December 29, 2009, this note was satisfied in accordance with the recapitalization transaction with Fountainhead Capital Management, Ltd., (see Note 7).	—	126,169

On April 22, 2008 the Company entered into a $500,000 Convertible Debenture, payable to Regent Private Capital, LLC, with interest at 6% per annum, due on or before April 22, 2009. In addition, the debenture accrues interest at the rate of 12% per annum while the Maker is in default of the stated repayment terms. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the Conversion price of $0.1230 per share, subject to adjustment and does not require bifurcation. The Company has computed a beneficial conversion feature debt discount of $272,358, which is being amortized over the life of the loan. The unamortized discount as of December 31, 2008 is $90,786. On December 29, 2009, this note was satisfied by the issuance of a short term debenture to the Holder for the principal and accrued interest to date (see Note 5).	—	409,214

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

	December 31, 2009	December 31, 2008
All discounts are being amortized on a straight line basis that approximates effective yield method based upon the relevant FASB standard.

Total long-term debt:	—	1,077,197

Less current portion of debt	—	1,077,197

Long-term portion of debt	$—	$—

The following is a schedule of future minimum loan payments:

Twelve months ending December 31,	Amount

2011	$—
2012	—
2013	—
2014	—
2015	—
Thereafter	—

Total	$—
Less debt discount	—

$—

Through December 29, 2009, the Company's entire long-term debt is secured by a first security interest in all of the assets of the Company.

7. EQUITY

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

Restructuring and recapitalization agreement with Fountainhead Capital Management Limited

Effective as of December 29, 2009, the Company entered into a restructuring and recapitalization (the "Recapitalization") of certain outstanding loans by Fountainhead Capital Management Limited ("FHCM"), together with a funding commitment from FHCM, restructuring of Management's compensation and matters related thereto. Separately, Regent Private Capital, LLC. ("Regent") amended certain of its agreements with the Company and provided certain waivers in order to facilitate the Recapitalization.

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Debt Restructuring ("Recapitalization"):

As of December 29, 2009, the Company and FHCM agreed to the Recapitalization which resulted in the following:

1)	At the Closing, FHCM converted FHCM Debentures with an aggregate value (including accrued interest) of $300,000 into a number of shares of a newly designated series of Vycor Preferred Stock—Series A Convertible Preferred Stock ("New Preferred Shares") which are convertible into the equivalent of 85% of the total proforma, fully-diluted share capital of Vycor at the Closing.

2)	The remaining FHCM Debentures were replaced with debentures that have virtually the same terms as the New RPC Debentures (see item 1 below) although without automatic conversion and retaining limited anti-dilution rights.

Separately, as of December 29, 2009, the Company and Regent agreed to the following:

1)	The Regent Debentures, together with accrued interest thereon, with the exception of the Regent November 2009 Advance of $32,000, were consolidated and replaced by two new convertible debentures in the face amounts of $350,000 and $453,690 (aggregating $803,690), respectively (the "New RPC Debentures"). Among other matters, the New RPC Debentures have a maturity date of August 31, 2010, the conversion price was modified to $0.0125 per share and the anti-dilution provisions eliminated. The New RPC Debentures are convertible at any time at the sole option of the holder and automatically convert at such time as Vycor has sufficient authorized but unissued shares of its Common Stock to permit such conversion and the Series A Preferred Shares have converted to common shares. The New RPC Debentures are senior obligations of Vycor, which rank pari passu with the remaining outstanding portion of FHCM Debentures and a portion of the new funds to be advanced to Vycor by FHCM (or procured by FHCM) pursuant to the terms of the Recapitalization (see FHCM Funding Commitment, below) and senior to all other Vycor obligations. The existing security agreement was amended to preserve the first priority security interest of the Holders in Vycor's assets.

2)	At the closing of the Recapitalization, Vycor repaid the Regent November Advance of $32,000.

3)	The minority approval rights held by Regent pursuant to Schedule 6.2 of the Convertible Debenture Purchase Agreement between Regent and Vycor dated as of February 15, 2008 were rescinded.

FHCM Funding Commitment:

1)	On specified terms and conditions, FHCM agreed to fund or procure funding for Vycor's ongoing operating expenses for a period commencing on the Closing Date through August 31, 2010 ("FHCM New Funding"). The amount of funding to be provided at closing (the "Closing Funding") included but was not limited to funds to repay the $32,000 Regent November Advance. It was agreed that such funding shall be made on a monthly basis and each advance shall be subject to FHCM's confirmation that Vycor's operations for the period commencing the Closing Date through the end of the immediately prior month meet certain financial benchmarks. FHCM has also advised the Company that they will reconsider their funding commitment in the event of a material adverse change affecting the Company's operations, such as, but not limited to, an impairment of the Company's intellectual property rights.

2)	Funds advanced as a part of the FHCM New Funding are each evidenced or to be evidenced by a Debenture which has a maturity date which is co-terminus with FHCM Debentures and New RPC Debentures and bear interest at a rate of six percent (6%) per annum, payable at maturity. Funds advanced as a part of the FHCM New Funding shall be priority obligations of Vycor.

3)	Vycor and FHCM entered into a Shareholder's Agreement ("Shareholder's Agreement") which provided FHCM with certain rights and rights approval with respect to various aspects of Vycor's operation and governance.

4)	The parties acknowledge that Vycor may enter into a Consulting Agreement with FHCM at some time after the Closing whereby Vycor will compensate FHCM for certain services provided to the Company (see Note 12).

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Restructuring of Agreements with Vycor Management:

1)	Effective the Closing Date, Vycor entered into new employment agreements with Kenneth T. Coviello and Heather Vinas, respectively the Chief Executive Officer and President of the Company.

2)	At the Closing of the Recapitalization, Kenneth T. Coviello and Heather Vinas were granted new Warrants ("New Management Warrants") to purchase an aggregate of 161,262,706 Common Shares of Vycor at an exercise price of $0.00717 per share. It is assumed that the New Management Warrants (which vest over a period of approximately two (2) years), when fully vested, will result in such Management ownership of approximately twenty-two percent (22%) of the Common Shares of the company on a fully diluted basis under the pro-forma capital structure based on the Recapitalization (see Note 12).

3)	Certain management accrued salaries were converted into a contingent retention bonus payable on the satisfaction of certain conditions.

4)	Management agreed that for the 12 months following Closing of the Recapitalization, all shares of Vycor Common Stock held by Management are subject to a lock-up agreement which was entered into at Closing of the Recapitalization.

8. AMENDMENTS TO ARTICLES OF INCORPORATION OR BY-LAWS

1)	On December 1, 2009, the Board of Directors of the Company unanimously adopted a resolution to seek stockholder approval to (a) an amendment of the Company's Certificate of Incorporation to increase the Company's authorized capital to 1,010,000,000 shares comprising 1,000,000,000 shares of Common Stock par value $.0001 per share and 10,000,000 shares of Preferred Stock par value $0.0001 per share and (b) a decrease in the par value of the Company's Common Stock and Preferred Stock from $.001 per share to $.0001 per share. Thereafter, on December 7, 2009, pursuant to the By-Laws of the Company and applicable Delaware law, this resolution was ratified.

An Information Statement was mailed to the Company's stockholders on or about December 21, 2009 and the action will became effective on January 11, 2010, 20 days after this Information Statement was first mailed to stockholders and upon the filing of a Certificate of Amendment with the Delaware Secretary of State.

2)	On December 17, 2009, the Company's board of directors approved resolutions authorizing two new series of the Company's Preferred Stock par value $.0001:

	a.	Series A Convertible Preferred Stock. The Company's board of directors authorized the filing of a Certificate of Designation with respect to 1,000,000 shares of Series A Convertible Preferred Stock. A copy of such Certificate of Designation is attached to this Report as an Exhibit and incorporated herein in its entirety by this reference.

	b.	Series B Convertible Preferred Stock. The Company's board of directors authorized the filing of a Certificate of Designation with respect to 1,000,000 shares of Series B Convertible Preferred Stock. A copy of such Certificate of Designation is attached to this Report as an Exhibit and incorporated herein in its entirety by this reference.

9. SHARE-BASED COMPENSATION

The Company recognizes the cost of all share-based payments under the relevant authoritative accounting guidance. Share-based payments include any remuneration paid by the Company in shares of the Company's common stock or financial instruments that grant the recipient the right to acquire shares of the Company's common stock. For share-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

accordance with the provisions of ASC Topic 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). Share-based payments to consultants, service providers and other non-employees are accounted for under in accordance with ASC Topic 718, ASC Topic 505, "Equity Payments to Non-Employees" or other applicable authoritative guidance.

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

Initial grants totaling 500,000 shares each were issued on February 13, 2008 to Kenneth T. Coviello, Chief Executive Officer and Heather N. Vinas, President at an exercise price of $.135 per share.  The options vest 33 1/3 % on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Accordingly, for the year ended December 31, 2009, the Company recognized share-based compensation amounts of $28,920 and $28,920, for each of the respective grants. No employee stock options were granted for the year ended December 31, 2009.

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted average exercise price per share

Balance, January 1, 2006
Granted	4,144,300	$0.43
Exercised
Cancelled or expired

Outstanding at December 31, 2006	4,144,300	0.43

Granted	1,143,408	0.32
Exercised
Cancelled or expired

Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised
Cancelled or expired	(192,576)	0.24

Outstanding at December 31, 2008	6,460,920	$0.39

Granted	32,900,132	0.01
Exercised
Cancelled or expired	(850,468)	0.26

Outstanding at December 31, 2009	38,510,581	$0.03
STOCK OPTIONS:
	Number of shares	Weighted average exercise price per share
Balance, January 1, 2006
Granted	—	$—
Exercised
Cancelled or expired

Outstanding at December 31, 2006	—	—

Granted
Exercised
Cancelled or expired

Outstanding at December 31, 2007	—	—

Granted	1,050,000	0.14

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

	Number of shares	Weighted average exercise price per share
Exercised
Cancelled or expired

Outstanding at December 31, 2008	1,050,000	$0.14

Granted
Exercised
Cancelled or expired

Outstanding at December 31, 2009	1,050,000	$0.14

The weighted-average remaining contractual life of outstanding warrants and options is 1.25 and 1.25 years, respectively. All of the warrants outstanding are currently exercisable.

Employee Stock Based Compensation

In addition to the Stock Options detailed above, at the Closing of the Recapitalization, Kenneth T. Coviello and Heather Vinas were granted new fully vested Warrants ("New Management Warrants") to purchase an aggregate of 32,900,132 Common Shares of Vycor at an exercise price of $0.00717 per share. These warrants were fair valued under the Black-Scholes Model and the full expense of $324,953 recognized as share-based compensation for the year ended December 31, 2009.

Non-Employee Stock Based Compensation

In consideration for being the Company's strategic business advisor, in 2007 the Company issued a warrant to Martin Magida to purchase up to 160,480 shares of the Company's common stock at $0.24 per share. The warrant is valid from September 1, 2007 for a period of five years. The fair value of this warrant was estimated using the Black-Scholes Model at $22,272 and was being amortized over the life of the agreement. For the year ended December 31, 2009, $4,456 was initially recognized as share-based compensation in connection with this agreement. Upon completion of the Recapitalization, the Company recognized the remaining $11,878 unamortized value of the warrant as Mr. Magida's services to the Company ceased at that time.

In consideration for providing advisory services in 2007, the Company issued a warrant to Robert Guinta to purchase up to 160,480 shares of the Company's common stock at $0.24 per share. The warrant is valid from September 1, 2007 for a period of five years. The fair value of this warrant was estimated using the Black-Scholes Model at $22,272 and was being amortized over the life of the agreement. For the year ended December 31, 2009, $4,456 was initially recognized as share-based compensation in connection with this agreement. Upon completion of the Recapitalization, the Company recognized the remaining $11,878 unamortized value of the warrant as Mr. Guinta's services to the Company ceased at that time.

During the year ended December 31, 2009, the Company issued an aggregate of 52,636 shares of common stock to Steven Girgenti for services rendered to the board of directors. For the year ended December 31, 2009, $10,000 was recognized as share-based compensation for the issuance of these shares.

During the year ended December 31, 2009, the Company issued an aggregate of 39,145 shares of common stock to Konstantin V. Slavin for services rendered to the board of directors. For the year ended December 31, 2009, $7,437 was recognized as share-based compensation for the issuance of these shares.

Aggregate stock-based compensation expense charged to operations on employee options and on stock and warrants granted to the above non-employees for the year ended December 31, 2009 is $432,898. As of December 31, 2009, there was approximately $117,433 of total unrecognized compensation costs related to warrant and stock awards and non-vested options, which are expected to be recognized over a weighted average period of approximately 1.12 years

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Stock-based compensation expenses related to employee options and warrants granted to non-employees are recognized as the stock options and warrants are earned. The fair value of the stock options or warrants granted is estimated at the grant date, using the Black-Scholes option pricing model, and the expense is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant.  The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes option pricing model on the basis of the fair value of the underlying common stock on the measurement date, adjusted for the unique characteristics of those equity instruments, using the assumptions noted in the table below. The fair value of the common stock is determined by the then-prevailing private placement purchase price. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options and warrants was based upon the life of the option, and the risk-free rate used was based on the U.S. Treasury Constant Maturity rate.

The following assumptions were used in calculations of the Black-Scholes option pricing model in the years ended December 31, 2009 and 2008:

	Year ended December 31,
	2009	2008
Risk-free interest rates	0.10%	4-5%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	96%	99%
Vycor Common Stock fair value	$0.0125	$0.19

10. INCOME TAXES

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2006 forward. There are no tax examinations currently in progress.

11. COMMITMENTS AND CONTINGENCIES

Lease

As of December 31, 2009, the Company was leasing its office space on a month to month basis. Rental expense for the year ended December 31, 2009 and 2008 were $20,351 and $28,076, respectively.

12. SUBSEQUENT EVENTS

Debenture Conversion

As depicted in Note 4, on December 29, 2009, the Amended RPC Debentures were transferred from Regent to eight parties. In accordance with their terms, on January 11, 2010 the debentures were automatically converted to common shares at the rate of $0.0125 per share, causing the issuance to the parties of 64,295,200 shares of Common Stock in aggregate.

FCML Operating Funds Advances

In accordance with the Recapitalization agreement (see Note 5), FCML has advanced the Company operating funds on various dates. Currently, the Company has received $228,500 in funds during fiscal year 2010, and has issued convertible debentures in like amounts. These debentures bear an interest rate of 6% per annum, are due August 31, 2010, and $154,000 of which are convertible into shares of the Company's Common Stock at the rate of $0.0125 per share at the Holder's option.

Authorized Shares and Par Value Change

On January 11, 2010, a Certificate of Amendment was filed with the Delaware Secretary of State, effecting the change in the Company's authorized capital from 110,000,000 shares to 1,010,000,000 shares and par value of said shares from $0.001 per share to $0.0001 per share (see Note 6).

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Media Relations Consulting Agreement

On February 17, 2010, the Company executed an agreement with Market Media Connect, LLC, ("MMC"), whereby MMC will act as a media relations consultant for the Company. The term of the agreement is six months, cancellable by either party upon 30 days notice. Compensation calls for a monthly retainer of $5,000 and reimbursement for certain out of pocket expenses, and certain rights on future funding issues.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES (As Revised).

Management's Report on Internal Control over Financial Reporting (as revised)

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of Decemebr 31, 2009 and June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

(b)      Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and the Company's management, including the Company's CEO and CFO, does not expect that the Company's internal control over financial reporting will prevent all errors and all fraud Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Principal Executive Officer and the Principal Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

ITEM 9B. OTHER INFORMATION.

Restructuring and recapitalization agreement with Fountainhead Capital Management Limited

Effective as of December 29, 2009, the Company entered into a restructuring and recapitalization (the "Recapitalization") of certain outstanding loans by Fountainhead Capital Management Limited ("FHCM"), together with a funding commitment from FHCM, restructuring of Management's compensation and matters related thereto. Separately, Regent Private Capital, LLC. ("Regent") amended certain of its agreements with the Company and provided certain waivers in order to facilitate the Recapitalization.

Debt Restructuring ("Recapitalization"):

As of December 29, 2009, the Company and FHCM agreed to the Recapitalization which resulted in the following:

1)	At the Closing, FHCM converted FHCM Debentures with an aggregate value (including accrued interest) of $300,000 into a number of shares of a newly designated series of Vycor Preferred Stock—Series A Convertible Preferred Stock ("New Preferred Shares") which are convertible into the equivalent of 85% of the total proforma, fully-diluted share capital of Vycor at the Closing.
2)	The remaining FHCM Debentures were modified to have virtually the same terms as the Amended RPC Debentures (see item 1 below) although without automatic conversion and retaining limited anti-dilution rights.

Separately, as of December 29, 2009, the Company and Regent agreed to the following:

1)	The Regent Debentures, together with accrued interest thereon, with the exception of the Regent November 2009 Advance of $32,000, were consolidated, amended and replaced by two new convertible debentures in the face amounts of $350,000 and $453,690 (aggregating $803,690), respectively (the "Amended RPC Debentures"). Among other matters, the New RPC Debentures have a maturity date of August 31, 2010, the conversion price was modified to $0.0125 per share and the anti-dilution provisions eliminated. The Amended RPC Debentures are convertible at any time at the sole option of the holder and automatically convert at such time as Vycor has sufficient authorized but unissued shares of its Common Stock to permit such conversion and the Series A Preferred Shares have converted to common shares. The Amended RPC Debentures are senior obligations of Vycor, which rank pari passu with the remaining outstanding portion of FHCM Debentures and a portion of the new funds to be advanced to Vycor by FHCM (or procured by FHCM) pursuant to the terms of the Recapitalization (see FHCM Funding Commitment, below) and senior to all other Vycor obligations. The existing security agreement was amended to preserve the first priority security interest of the Holders in Vycor's assets.

2)	At the closing of the Recapitalization, Vycor repaid the Regent November Advance of $32,000.

3)	The minority approval rights held by Regent pursuant to Schedule 6.2 of the Convertible Debenture Purchase Agreement between Regent and Vycor dated as of February 15, 2008 were rescinded.

FHCM Funding Commitment:

1)	On specified terms and conditions, FHCM agreed to fund or procure funding for Vycor's ongoing operating expenses for a period commencing on the Closing Date through August 31, 2010 ("FHCM New Funding"). The amount of funding to be provided at closing (the "Closing Funding") included but was not limited to funds to repay the $32,000 Regent November Advance. It was agreed that such funding shall be made on a monthly basis and each advance shall be subject to FHCM's confirmation that Vycor's operations for the period commencing the Closing Date through the end of the immediately prior month meet certain financial benchmarks. FHCM has also advised the Company that they will reconsider their funding commitment in the event of a material adverse change affecting the Company's operations, such as, but not limited to, an impairment of the Company's intellectual property rights.

2)	Funds advanced as a part of the FHCM New Funding are each evidenced or to be evidenced by a Debenture which has a maturity date which is co-terminus with FHCM Debentures and Amended RPC Debentures and bear interest at a rate of six percent (6%) per annum, payable at maturity. Funds advanced as a part of the FHCM New Funding shall be priority obligations of Vycor.

3)	Vycor and FHCM entered into a Shareholder's Agreement ("Shareholder's Agreement") which provided FHCM with certain rights and rights approval with respect to various aspects of Vycor's operation and governance.

4)	The parties acknowledge that Vycor may enter into a Consulting Agreement with FHCM at some time after the Closing whereby Vycor will compensate FHCM for certain services provided to the Company, (See Note 12).

Restructuring of Agreements with Vycor Management:

1)	Effective the Closing Date, Vycor entered into new employment agreements with Kenneth T. Coviello and Heather Vinas, respectively the Chief Executive Officer and President of the Company.

2)	At the Closing of the Recapitalization, Kenneth T. Coviello and Heather Vinas were granted new Warrants ("New Management Warrants") to purchase an aggregate of 161,262,706 Common Shares of Vycor at an exercise price of $0.00717 per share. It is assumed that the New Management Warrants (which vest over a period of approximately two (2) years), when fully vested, will result in such Management ownership of approximately twenty-two percent (22%) of the Common Shares of the company on a fully diluted basis under the pro-forma capital structure based on the Recapitalization, (See Note 12).

3)	Certain management accrued salaries were converted into a contingent retention bonus payable on the satisfaction of certain conditions.

4)	Management agreed that for the 12 months following Closing of the Recapitalization, all shares of Vycor Common Stock held by Management are subject to a lock-up agreement which was entered into at Closing of the Recapitalization.

Amendment of the Company's Certificate of Incorporation

1)	On December 1, 2009, the Board of Directors of the Company unanimously adopted a resolution to seek stockholder approval to (a) an amendment of the Company's Certificate of Incorporation to increase the Company's authorized capital to 1,010,000,000 shares comprising 1,000,000,000 shares of Common Stock par value $.0001 per share and 10,000,000 shares of Preferred Stock par value $0.0001 per share and (b) a decrease in the par value of the Company's Common Stock and Preferred Stock from $.001 per share to $.0001 per share. Thereafter, on December 7, 2009, pursuant to the By-Laws of the Company and applicable Delaware law, this resolution was ratified.

An Information Statement was mailed to the Company's stockholders on or about December 21, 2009 and the action became effective on January 11, 2010, 20 days after this Information Statement was first mailed to stockholders and upon the filing of a Certificate of Amendment with the Delaware Secretary of State.

2)	On December 17, 2009, the Company's board of directors approved resolutions authorizing two new series of the Company's Preferred Stock par value $.0001:

	a.	Series A Convertible Preferred Stock. The Company's board of directors authorized the filing of a Certificate of Designation with respect to 1,000,000 shares of Series A Convertible Preferred Stock. A copy of such Certificate of Designation is attached to this Report as an Exhibit and incorporated herein in its entirety by this reference.

b.	Series B Convertible Preferred Stock. The Company's board of directors authorized the filing of a Certificate of Designation with respect to 1,000,000 shares of Series B Convertible Preferred Stock. A copy of such Certificate of Designation is attached to this Report as an Exhibit and incorporated herein in its entirety by this reference.

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

Fountainhead Capital Management Limited Operating Funds Advances

In accordance with the Recapitalization agreement (see Financial Statements, Note 5), Fountainhead Capital Management Limited has advanced the Company additional operating funds on various dates. Currently, the Company has received $228,500 in funds during fiscal year 2010, and has issued debentures and convertible debentures in the like amount in aggregate. These debentures bear an interest rate of 6% per annum, are due August 31, 2010, and $154,000 of which are convertible into shares of the Company's Common Stock at the rate of $0.0125 per share.

Authorized Shares and Par Value Change

On January 11, 2010, a Certificate of Amendment was filed with the Delaware Secretary of State, effecting the change in the Company's authorized capital from 110,000,000 shares to 1,010,000,000 shares and par value of said shares from $0.001 per share to $0.0001 per share.

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

The term of the Consulting Agreement is two years. In consideration for the above, Fountainhead will be paid a monthly retainer of $8,500.00, which shall be accrued and paid (at the option of Fountainhead) in cash (following Vycor completing an additional funding of at least $1.5 million) or in Company stock valued at $0.0125 per share. In addition, upon execution of the Consulting Agreement, the Company shall issue to Fountainhead warrants to purchase 39,063,670 shares of the Company's Common Stock, at a price of $0.0125 per share and is obligated to issue to Fountainhead warrants to purchase an additional 39,063,670 shares of the Company's Common Stock, at a price of $0.0125 per share should new funding totaling $3 million in aggregate in Common Stock of Vycor or in securities convertible into Common Stock of Vycor at a price of no less than $0.0125 per share of Common Stock be closed during the term of the Consulting Agreement. All warrants are exercisable over a five-year term.

Management Employment Agreements Amendment

Effective December 29, 2009, the Company entered into new employment agreements with each of our Chief Executive Officer, Mr. Kenneth Coviello and with our President, Ms. Heather Vinas. These new employment agreements supersede all prior employment agreements or arrangements between the Company and these individuals. Copies of the new employment agreements were attached as Exhibits 10.3 and 10.4 to the Company's Form 8-K Current Report filed with the U.S. Securities and Exchange Commission on January 6, 2010.

Series B Preferred Stock Sales

In accordance with the Certificate of Designation for Series B Preferred Stock, the Company has sold 140,000 shares of Series B Preferred Stock during fiscal year 2010 for an aggregate amount of $140,000. These shares yield dividends of 8% per annum, payable in cash or stock at the Company's sole discretion. Series B Preferred Stock can be converted into the Company's

Common Stock at a multiple of 80 common shares per Series B share at the holder's discretion, or can be redeemed by the Company using the equivalent multiple after the issue's one-year anniversary.

New Board of Directors Appointees

On February 10, 2010, the Board of Directors of the Company appointed Adrian Christopher Liddell and David Marc Cantor as directors of the Company, bringing the total number of directors serving the Company to six. Both directors will serve until their successors are appointed or the next stockholders' meeting where directors are elected. Each of Messrs. Liddell and Mr. Cantor are principals of Fountainhead Capital Management Limited, the largest stockholder of the Company, which at the time held approximately 85% of the issued and outstanding shares of the Company's Common Stock. In addition, Fountainhead is a holder of the Company's Debentures and is party to a Shareholder's Agreement and Consulting Agreement with the Company.

Media Relations Consulting Agreement

On February 17, 2010, the Company executed an agreement with Market Media Connect, LLC, ("MMC"), whereby MMC will act as a media relations consultant for the Company. The term of the agreement is six months, cancellable by either party upon 30 days notice. Compensation calls for a monthly retainer of $5,000, reimbursement for certain out of pocket expenses, and certain rights on future funding issues.

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

Mr. Coviello was Senior Vice President of Misonix Inc., a major funding entity and senior debt holder for Hearing Innovations Inc. Mr. Coviello was appointed Chief Executive Officer and an officer of Hearing Innovations after a resignation of senior management at Hearing Innovations. He was Chief Executive Officer from August 2002 - November 2005.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Kenneth T. Coviello	2009	$102,230	—	$162,477	$29,212	—	—	$21,813	$315,732
(Chief Executive Officer)	2008	$165,000	—	—	$29,212	—	—	$18,150	$212,362
	2007	$137,433	—	—	—	—	—	$17,302	$154,735

Heather N. Vinas	2009	$102,230	—	$162,477	$29,212	—	—	$26,644	$320,563
(President)	2008	$165,000	—	—	$29,212	—	—	$19,204	$213,416
	2007	$117,000	—	—	—	—	—	$17,302	$134,302

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

(1) As of December 31, 2009

Employment Agreements

Effective December 29, 2009, the Company entered into new employment agreements with each of our Chief Executive Officer, Mr. Kenneth Coviello and with our President, Ms. Heather Vinas. These new employment agreements supersede all prior employment agreements or arrangements between the Company and these individuals. Copies of the new employment agreements were attached as Exhibits 10.3 and 10.4 to the Company's Form 8-K Current Report filed with the U.S. Securities and Exchange Commission on January 6, 2010.

Compensation of Directors

In 2009, we granted Steven Girgenti a total of 52,632 shares of the Company's Common Stock for Mr. Girgenti's service to the Board of Directors in 2009. In 2010, Mr. Girgenti will be entitled to receive $5,000 in cash or stock at the option of the company per quarter and $1,500 per board meeting

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2009 and 2008 (audited)

•	Statements of Operations for the years ended December 31, 2009 and 2008 (audited)

•	Statements of Stockholders' Deficit from January 1, 2007 to December 31, 2009 (audited)

•	Statement of Cash Flows for the years ended December 31, 2009 and 2008 (audited)

•	Notes to Financial Statements (audited)

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
September 2, 2011
By:
/s/ Adrian Liddell
________________________

Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)
Date
September 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:
/s/ Kenneth T. Coviello
________________________

Kenneth T. Coviello
Chief Executive and Director (Principal Executive Officer)
Date
September 2, 2011

By:
/s/ Heather Vinas
________________________

Heather Vinas
Director
Date
September 2, 2011
By:
/s/ Pascale Mangiardi
_________________________

Pascale Mangiardi
Director
Date
September 2, 2011
By:
/s/ Steven Girgenti
_________________________

Steven Girgenti
Director
Date
September 2, 2011
By:
/s/ Adrian Christopher Liddell
_________________________

Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)
Date
September 2, 2011
By:
/s/ David Marc Cantor
_________________________

David Marc Cantor
President and Director
Date
September 2, 2011
By:
/s/ Peter C. Zachariou
_________________________

Peter C. Zachariou
Executive Vice President and Director
Date
September 2, 2011