Form 10-Q/A
period 2010-03-31
VYCOR MEDICAL INC
filed 2011-09-02
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q/A
Amendment No. 2

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

Forward-looking Statements

In addition to historical information, this Annual Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as "anticipates," "believes," "expects," "intends," "may," "will," and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" "Risk Factors" and those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission ("SEC"). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

EXPLANATORY NOTE

Vycor Medical, Inc. is filing this Amendment No. 2 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the period ended March 31, 2010, as amended, originally filed May 12, 2010 (the "Original Filing") to amend and restate the following previously-filed consolidated financial statements and related disclosures (the "Restatement"): (1) our unaudited consolidated financial statements as of and for the periods ended March 31, 2010 and March 31, 2009 and the notes thereto contained in Part I, Item 1 of this Amendment (including our audited balance sheet for the period ended December 31, 2009 included in such financial statements); (2) management's discussion and analysis of financial condition and results of operations as of and for the quarters ended March 31, 2010 and 2009 contained in Part I, Item 2 of this Amendment.

Financial information related to the quarters ended March 31, 2010 and 2009 and the fiscal year ended December 31, 2009 included in the report on Form 10-Q previously filed by us and all related earnings press releases and similar communications issued by us during these periods, should not be relied upon. In the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.

Background of the Restatement

In late July 2011, the Company's management re-evaluated certain of its accounting policies and procedures in connection with the preparation of the Company's financial statements for the period ended June 30, 2011, and determined that it had not properly accounted for warrants issued in connection with certain service agreements and for the beneficial conversion feature of certain convertible debentures. Specifically, management determined that the Company had previously not recognized the fair value of warrants issued in connection with certain consulting or other service agreements at the measurement date, and had previously recognized the expense ratably over the life of the warrant. The Company's management further determined that the proper accounting, following the guidance in ASC Topic 505, is to record the fair value of these warrants as a prepaid expense on the date of issuance, and recognize the expense ratably over the life of the underlying service agreement. In addition, the Company had, since December 2009, been determining the existence of a beneficial conversion feature of convertible debt based on the fair value of the conversion feature on the date of issuance, rather than using the intrinsic value of the conversion feature on the date of issuance, as required under ASC Topic 470.

Following discussions with the Company's independent registered public accounting firm, the Company's management met on August 12, 2011 with the Company's Board of Directors, which concluded that the Company's previously issued consolidated financial statements: (i) for the years ended December 31, 2009 and 2010 (the "Annual Financial Statements") included in the Company's Annual Reports on Form 10-K for the years then ended (the "Annual Reports"); and (ii) for the interim periods ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 (collectively, the "Quarterly Financial Statements") included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 respectively (the "Quarterly Reports") should no longer be relied upon and that the Company should, as soon as practicable, file with the SEC amendments to the aforementioned Annual Reports and Quarterly Reports to restate such Annual Financial Statements and Quarterly Financial Statements to properly record the warrants and beneficial conversion features and to make related adjustments and disclosures in connection therewith. This Amendment to the Form 10-Q for the quarter ended March 31, 2010 incorporates such restatement for the periods presented in this report.

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

(iv)for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2011; and

(v)for the three months ended March 31, 2011, included in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011

Total Impact from the Foregoing Adjustments

The Company expects that the net impact on the Company's previously reported Net Loss for the 18 month period of October 1, 2009 through March 31, 2011 will be to increase losses by approximately $152,000.

Internal Control Deficiencies

Management determined that there was a deficiency in its internal controls that constitutes a significant deficiency, as discussed in Part I — Item 4 of the Amended Filing. A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.  For a discussion of management's consideration of the Company's disclosure controls and procedures and the significant deficiency identified, see Part I — Item 4 included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirely as modified and superseded where necessary to reflect the restatement. The following items in this report have been amended as a result of the Restatement:

Part I:

Item 1: Financial Statements;

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations;

Item 4: Controls and Procedures

Part II:

Item 6: Exhibits

We have not modified or updated disclosures presented in our original quarterly report on Form 10-Q, except as required to reflect the effects of this Restatement. Accordingly, this Form 10-Q/A does not reflect events occurring after the Original Filing and does not modify or update those disclosures affected by subsequent events, except specifically referenced herein. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing on May 12, 2010. References to the quarterly report on Form 10-Q herein shall refer to the quarterly report on Form 10-Q originally filed on May 12, 2010.

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Balance Sheets (Restated)

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	$53,261	$12,771
Accounts receivable	51,688	29,748
Inventory	59,279	41,967
Prepaid expenses	397,058	22,369
	561,286	106,855

Fixed assets, net	187,203	191,009

Other assets:
Patents, net of accumulated amortization	102,717	93,704
Website, net of accumulated amortization	6,264	7,042
Security deposits	3,633	2,350
	112,614	103,096

TOTAL ASSETS	$861,103	$400,960

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$290,550	$336,942
Accrued interest	12,175	2,904
Accrued liabilities	88,355	62,002
Notes payable	687,862	1,245,052
TOTAL LIABILITIES	1,078,942	1,646,900

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 140,000 and 0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	14	-
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 622,893,799 and 557,798,599 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	62,289	55,780
Additional Paid-in Capital	4,960,818	3,597,621
Accumulated Deficit	(5,240,960)	(4,899,341)
	(217,839)	(1,245,940)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$861,103	$400,960

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Operations (Restated)

	For the three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$64,285	$70,088

Cost of Goods Sold	12,588	9,503

Gross Profit	51,697	60,585

Operating expenses:

Research and development	4,886	-
General and administrative	375,825	341,965
Total Operating expenses	380,711	341,965

Operating loss	(329,014)	(281,380)

Interest expense	12,605	138,754

Net Loss	$(341,619)	$(420,134)

Loss Per Share

Basic and diluted	$(0.001)	$(0.016)

Weighted Average Number of Shares Outstanding	614,555,497	26,058,910

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows (Restated)

	For the three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(341,619)	$(420,134)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	4,036	3,120
Depreciation of fixed assets	5,737	5,737
Amortization of debt discount expense	-	119,201
Share based compensation	82,218	60,069
Shares issued for consulting services	5,572	5,000
Interest satisfied with stock conversion	-	6,625

Changes in assets and liabilities:
Accounts receivable	(21,940)	43,622
Inventory	(17,312)	15,426
Prepaid expenses	(40,875)	(9,638
Security deposit	(1,283)	-
Accounts payable	(46,392)	(1,072
Accrued interest	9,271	12,913
Accrued liabilities	30,780	55,535
Cash used in operating activities	(331,807)	(103,596)

Cash flows used in investing activities:
Purchase of fixed assets	(1,931)	-
Acquisition of patents	(12,272)	-
Cash used in investing activities	(14,203)	-

Cash flows from financing activities:
Proceeds from sale of equity - Series B preferred	140,000	-
Proceeds from short term Notes Payable	246,500	-
Cash provided by financing activities	386,500	-
Net increase (decrease) in cash	40,490	(103,596)

Cash at beginning of period	12,771	196,138
Cash at end of period	$53,261	$92,542

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-

Taxes paid	$2,078	$300

Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$803,690	$100,000

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

1.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2009, which has been derived from restated audited financial statements, and the accompanying unaudited condensed financial statements have been prepared by Vycor Medical, Inc. (together with its consolidated subsidiaries, the "Company" or "Vycor") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2009, as amended and restated. Certain prior period amounts have been reclassified to conform to the current presentation. All financial information included in these Notes relating to the Company's financial position as of December 31, 2009 and results of operations for the interim period ended March 31, 2010 have been restated to give effect to the accounting corrections discussed in Note 5.

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

3. GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $341,619 for the three months ended March 31, 2010, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of March 31, 2010, the Company had a stockholders' deficiency of $217,839 and cash and cash equivalents of $53,261. The Company is reliant on future funding in accordance with a recapitalization agreement it signed with Fountainhead Capital Management, Ltd. This agreement calls for the advancement to the Company of monthly operating proceeds through August 2010 subject to the Company meeting certain financial benchmarks. The Company believes it would not have enough cash to meet its various cash needs without this funding, and could not meet its obligations beyond August 2010 unless the Company is able to obtain additional cash from the issuance of debt or equity securities.  There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

There are three general valuation techniques that may be used to measure fair value, as described below:

a)Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

b)Cost approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

c)Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

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

The Company has no items that are subject to these standards as of March 31, 2010.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,	March 31,
	2010	2009
Stock options outstanding	1,000,000	1,050,000
Warrants to purchase common stock	74,364,268	5,610,452
Debentures convertible into common stock	49,068,960	9,703,032
Total	124,433,228	16,363,484

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

5.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2011, the Company filed with the SEC a Current Report on Form 8-K, to report management's determination that the Company's financial statements for the quarter ended March 31, 2010, included in its Quarterly Report on Form 10-Q, as amended, originally filed with the SEC on May 12, 2010 (the "2010 Form 10-Q"), should no longer be relied upon due to incorrect accounting in such financial statements with respect to warrants issued in connection with service agreements and for the beneficial conversion feature of certain convertible debentures.  The Company determined that the historical financial statements for the quarter ended March 31, 2010 included in the Company's 2010 Form 10-Q require restatement to properly record these warrants and beneficial conversion features.

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

(i)for the year ended December 31, 2009, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2010;

(ii)for the three and six months ended June 30, 2010, included in the Company's Quarterly Report on Form 10-Q, as amended, originally filed with the SEC on August 16, 2010;

(iii)for the three and nine months ended September 30, 2010 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010;

(iv)for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2011; and

(v)for the three months ended March 31, 2011, included in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.

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

The tables below show the effects of the restatements on (i) the Company's consolidated balance sheets as of March 31, 2010 and December 31, 2009, (ii) the consolidated statement of operations for the three months ended March 31, 2010, and (iii) the consolidated statement of cash flows for the three months ended March 31, 2010. These adjustments are non-cash items and do not impact the Company's operating activities or cash flows from operations in any way.

			Vycor Medical, Inc.
			Consolidated Balance Sheets

	March 31, 2010				December 31, 2009
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated
Prepaid Expenses	63,244	333,814	a	397,058	22,369	-	a	22,369
Total Current Assets	227,472	333,814		561,286	106,855	-		106,855
Total Assets	527,289	333,814		861,103	400,960	-		400,960
Notes Payable	564,927	122,936	b	687,863	1,111,053	133,999	b	1,245,052
Total Liabilities	956,006	122,936		1,078,942	1,512,901	133,999		1,646,900
Additional Paid-in Capital	4,761,669	199,149	a,b	4,960,818	3,708,967	(111,346)	a,b	3,597,621
Accumulated Deficit	(5,252,689)	11,729	c,d	(5,240,960)	(4,876,688)	(22,653)	c,d	(4,899,341)
Total Stockholders' Deficit	(428,717)	210,878		(217,839)	(1,111,941)	(133,999)		(1,245,940)
Total Liabilities and Stockholders' Deficit	527,289	333,814		861,103	400,960	-		400,960

	Vycor Medical, Inc.
	Consolidated Statements of Operations
	For the Three Months Ended
	March 31, 2010
	As Reported	Adjustment		Restated
General and administrative	353,675	22,150	c	375,825
Total Operating Expenses	358,561	22,150		380,711
Total Operating Loss	(306,864)	(22,150)		(329,014)
Interest Expense	(69,137)	(56,532)	d	(12,605)
Total Other Income (Expense)	(69,137)	56,532		(12,605)
Net Loss	(376,001)	34,382		(341,619)
Net Loss per share	(0.001)	0.000		(0.001)

	Vycor Medical, Inc.
	Consolidated Statements of Cash Flows
	For the Three Months Ended
	March 31, 2010
	As Reported	Adjustment		Restated
Net Loss	(376,001)	34,382		(341,619)
Amortization of Debt Discount Expense	56,532	(56,532)	d	(0)
Share-based compensation	60,068	22,150	c	82,218
Shares issued for consulting services	10,000	(4,428)	c	5,572
Changes in Accrued liabilities	26,352	4,428		30,780
Cash used in operating activities	(331,807)	-		(331,807)
Cash used in investing activities	(14,203)	-		(14,203)
Cash provided by financing activities	386,500	-		386,500
Net Increase in Cash	40,490	-		40,490

Notes:
a	Grant date fair value of warrants issued for consulting services
b	Elimination debt discount where no Beneficial Conversion Feature exists
c	Net change in expense from converting amortization period from life of warrant to life of service agreement
d	Reversal of BCF amortization where no Beneficial Conversion Feature exists

6.   NOTES PAYABLE

As of March 31, 2010 and December 31, 2009, Notes Payable consists of:

	March 31, 2010	December 31, 2009
On December 29, 2009, the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation.	70,000	70,000

On December 29, 2009, the Company issued a convertible debenture in the amount of $371,362 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation.	371,362	371,362

On December 29, 2009, the Company issued a convertible debenture in the amount of $350,000 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to three parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	-	350,000

On December 29, 2009, the Company issued a convertible debenture in the amount of $453,690 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to five parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	-	453,690

	March 31, 2010	December 31, 2009
On January 7, 2010, the Company issued a debenture in the amount of $74,500 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.	74,500	-

On February 3, 2010, the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation.	70,000	-

On March 15, 2010, the Company issued a convertible debenture for proceeds received from Fountainhead Capital Management Limited at various times during March, 2010. At March 31, 2010, $102,000 had been received. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation.	102,000	-

Total Notes Payable:	$687,862	$1,245,052

The following is a schedule of future minimum loan payments:

Twelve months ending March 31,	Amount
2011	$687,862
2012	-
2013	-
2014	-
2015	-
Thereafter	-
Total	$687,862

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

8.   SHARE-BASED COMPENSATION

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the three months ended March 31, 2010 and 2009.

Initial grants totaling 500,000 shares each were issued on February 13, 2008 to Kenneth T. Coviello, Chief Executive Officer and Heather N. Vinas, President at an exercise price of $.135 per share.  The options vest 33 1/3 % on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Accordingly, for the three months ended March 31, 2010, the Company recognized share-based compensation amounts of $28,920 and $28,920, for each of the respective grants.

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

Consulting Agreements

Fountainhead Consulting Agreement

On February 10, 2010, the Company entered into a Consulting Agreement with Fountainhead Capital Management Limited ("Fountainhead") pursuant to which Fountainhead will provide a number of services to the Company. These services include, but are not limited to, certain strategic advisory services, certain financial services, identifying and evaluating potential investors and or potential merger and acquisition candidates for the Company, and other advisory services.

The term of the Consulting Agreement is two years. In consideration for the above, Fountainhead will be paid a monthly retainer of $8,500 plus reasonable out-of-pocket expenses, which shall be accrued and paid (at the option of Fountainhead) in cash (following Vycor completing an additional funding of at least $1.5 million) or in Company stock valued at $0.0125 per share. In addition, upon execution of the Consulting Agreement, the Company shall issue to Fountainhead warrants to purchase 39,063,670 shares of the Company's Common Stock, at a price of $0.0125 per share and is obligated to issue to Fountainhead warrants to purchase an additional 39,063,670 shares of the Company's Common Stock, at a price of $0.0125 per share should new funding totaling $3 million in aggregate in Common Stock of Vycor or in securities convertible into Common Stock of Vycor at a price of no less than $0.0125 per share of Common Stock be closed during the term of the Consulting Agreement. All warrants are exercisable over a five-year term. Vycor has the right to terminate this agreement one year commencing with the date of this Agreement if the funding (as defined above) has not occurred by that date.

Media Relations Consulting Agreement

On February 17, 2010, the Company executed an agreement with Market Media Connect, LLC, ("MMC"), whereby MMC will act as a media relations consultant for the Company. The term of the agreement is six months, cancellable by either party upon 30 days notice. Compensation calls for a monthly retainer of $5,000 and reimbursement for certain out of pocket expenses.

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

Outstanding Rights, Options, and Warrants

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted average exercise price per share

Outstanding at January 1, 2007	4,144,300	0.43

Granted	1,143,408	0.32
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised	-	-
Cancelled or expired	(192,576)	0.24
Outstanding at December 31, 2008	6,460,920	$0.39

Granted	32,900,132	0.01
Exercised	-	-
Cancelled or expired	(3,867,878)	0.40
Outstanding at December 31, 2009	35,493,174	$0.03

Granted	39,063,670	0.01
Exercised	-	-
Cancelled or expired	(192,576)	0.14
Outstanding at March 31, 2010	74,364,268	$0.02

STOCK OPTIONS:

Outstanding at January 1, 2007	-	-

Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2007	-	-

Granted	1,050,000	0.14
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2008	1,050,000	$0.14

Granted	-	-
Exercised	-	-
Cancelled or expired	(50,000)	0.14
Outstanding at December 31, 2009	1,000,000	$0.14

Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2010	1,000,000	$0.14

The weighted-average remaining contractual life of outstanding warrants and options is 4.71 and 7.88 years, respectively.

Non-Employee Stock Based Compensation

Under the terms of a consulting agreement dated February 2010, the Company issued warrants to Fountainhead Capital Management to purchase up to 39,063,670 shares of the Company's common stock at $0.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the two-year life of the consultancy agreement. For the three months ended March 31, 2010, $24,377 was recognized as share-based compensation in connection with this agreement.

Under the terms of a twelve month sales and marketing consulting agreement dated March 2010, the Company issued 750,000 shares of its Common Stock to Joe Simone, valued at $9,375. For the three months ended March 31, 2011, $573 was recognized as share-based compensation in connection with this agreement.

During the three months ended March 30, 2010, the Company issued 400,000 shares of common stock to Steven Girgenti for services rendered to the board of directors. For the three months ended March 30, 2010, $5,000 was recognized as share-based compensation for the issuance of these shares

Stock-based compensation expense charged to operations on employee options and on stock and warrants granted to the above non-employees for the three months ended March 31, 2010 is $87,790.As of March 31, 2010, there was approximately $402,209 of total unrecognized compensation costs related to non-vested stock option awards and common stock and warrants granted under service agreements which are expected to be recognized over a weighted average period of approximately 1.70 years.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model in the periods ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Risk-free interest rates	2.39%	4-5%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	96%	99%
Vycor Common Stock fair value	$0.0125	$0.19

Total stock-based compensation expense charged to operations for options, stock and warrants granted to the above employees and non-employees for the three months ended March 31, 2010 is $87,790.

9. INCOME TAXES

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

	March 31, 2010	December 31, 2009

Gross deferred tax assets	1,141,000	1,032,500
Valuation allowance	(1,141,000)	(1,032,500)
Net deferred tax asset	-	-

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

10. COMMITMENTS AND CONTINGENCIES

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

11. SUBSEQUENT EVENTS

Fountainhead Operating Funds Advances

In accordance with the Recapitalization agreement, Fountainhead has advanced the Company operating funds on various dates. From April 1, 2010 to date, the Company has received $45,000 in funds, and has issued convertible debentures in like amounts. These debentures bear an interest rate of 6% per annum, are due August 31, 2010, and are convertible into shares of the Company's Common Stock at the rate of $0.0125 per share at the Holder's option.

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

Restatement

With this amendment to our Quarterly Report on Form 10-Q, we have restated the following previously filed consolidated financial statements, data and related disclosures:

(1) our unaudited consolidated financial statements as of and for the periods ended March 31, 2010 and March 31, 2009 and the notes thereto contained in Part I, Item 1 of this Amendment (including our audited balance sheet for the period ended December 31, 2009 included in such financial statements);

(2) management's discussion and analysis of financial condition and results of operations as of and for the quarters ended March 31, 2010 and 2009 contained in Part I, Item 2 of this Amendment.

The Restatement results from our management's determination subsequent to the issuance of our financial statements for the quarter ended March 31, 2010 that we had not properly accounted for warrants issued in connection with certain service agreements and for the beneficial conversion feature of certain convertible debentures. Specifically, management, following discussions with the Company's independent registered public accounting firm, determined that the Company had previously not recognized the fair value of warrants issued in connection with certain consulting or other service agreements at the measurement date, and had previously recognized the expense ratably over the life of the warrant. The Company's management further determined that the proper accounting, following the guidance in ASC Topic 505, is to record the fair value of these warrants as a prepaid expense on the date of issuance, and recognize the expense ratably over the life of the underlying service agreement. In addition, the Company had, since December 2009, been determining the existence of a beneficial conversion feature of convertible debt based on the fair value of the conversion feature on the date of issuance, rather than using the intrinsic value of the conversion feature on the date of issuance, as required under ASC Topic 470.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Report.

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

We believe our Brain Access System offers several advantages over the brain retractor systems, commonly known as ribbon or blade retractors that are metallic. When designing the products, we felt that if we can incorporate certain features into our products, the surgeon reaction and acceptance would be favorable. We attempted to incorporate the following features:

•Gently separate delicate tissue by utilizing a tapered forward edge;

•Minimize venous pressure caused by in the brain;

•Reduce "target shift" to allow the surgeon to reach the site accurately;

•Minimize healthy tissue damage while reaching the target site;

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

- Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

- EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

- ISO 13485.2003

- HPB Licensing for Canada

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

Results of Operations

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

 The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the three months ended March 31, 2010 and 2009:

Three months ended:	2010	2009	Increase/ (Decrease)
Revenue:
Sales	$64,285	$70,088	$(5,803)
Cost of Goods Sold	12,588	9,503	3,085
Gross Profit	51,697	60,585	(8,888)
Operating expenses:
Research and development	4,886	-	4,886
General and administrative	375,825	341,965	33,860
Operating loss	(329,014)	(281,380)	(47,634)
Interest Expense	12,605	138,754	(126,149)
Net loss	$(341,619)	$(420,134)	$78,515

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

General and Administrative Expenses:

General and administrative expenses increased by $33,950 from $341,965 for the three months ended March 31, 2009 to $375,915 for the three months ended March 31, 2010.

Interest Expense:

The company recorded interest expense of $12,605 and $138,754 for the three months ended March 31, 2010 and 2009, respectively. The decrease in interest expense is attributable to a conversion of debentures to equity.

Liquidity and Capital Resources

As of March 31, 2010, we had $53,261 cash, a working capital deficit of $1,027,656 and an accumulated deficit of $5,240,960 through March 31, 2010. Our operating activities used $331,807 in cash for the quarter period ended March 31, 2010.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2009, relative to our ability to continue as a going concern. This means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The company has incurred losses since inception, including net losses of $1,164,036 for the year ended December 31, 2009 and $341,619 for the three months ended March 31, 2010, and expects to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. The company has incurred negative cash flows from operations since inception. As of March 31, 2010 and December 31, 2009, the company had stockholders' deficiencies of $217,839 and $1,245,940, respectively, and cash and cash equivalents balance of $53,261 and $12,771 at March 31, 2010 and December 31, 2009, respectively. Since there is no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. In these circumstances the Company believes it may not have enough cash to meet ongoing cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Not applicable

ITEM 4. CONTROLS AND PROCEDURES (As Revised)

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

(c)      Limitations on the Effectiveness of Controls

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 2, 2011.

VYCOR MEDICAL, INC.

By:	/s/ Kenneth T. Coviello
Kenneth T. Coviello
Chief Executive and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)