Form 10-Q/A
period 2010-06-30
VYCOR MEDICAL INC
filed 2011-09-02
CIK 1424768

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

Yes ☐   No ☒

There were 675,357,950 shares outstanding of registrant's common stock, par value $.0001 per share, as of July 31, 2010.

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

EXPLANATORY NOTE

Vycor Medical, Inc. is filing this Amendment No. 2 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the period ended June 30, 2010, originally filed August 16, 2010 (the "Original Filing") to amend and restate the following previously-filed consolidated financial statements and related disclosures (the "Restatement"): (1) our unaudited consolidated financial statements as of and for the periods ended June 30, 2010 and June 30, 2009 and the notes thereto contained in Part I, Item 1 of this Amendment (including our audited balance sheet for the period ended December 31, 2009 included in such financial statements); (2) management's discussion and analysis of financial condition and results of operations as of and for the quarters ended June 30, 2010 and 2009 contained in Part I, Item 2 of this Amendment.

Financial information related to the periods ended June 30, 2010 and 2009 and the fiscal year ended December 31, 2009 included in the report on Form 10-Q previously filed by us and all related earnings press releases and similar communications issued by us during these periods, should not be relied upon. In the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.

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

Following discussions with the Company's independent registered public accounting firm, the Company's management met on August 12, 2011 with the Company's Board of Directors, which concluded that the Company's previously issued consolidated financial statements: (i) for the years ended December 31, 2009 and 2010 (the "Annual Financial Statements") included in the Company's Annual Reports on Form 10-K for the years then ended (the "Annual Reports"); and (ii) for the interim periods ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 (collectively, the "Quarterly Financial Statements") included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 respectively (the "Quarterly Reports") should no longer be relied upon and that the Company should, as soon as practicable, file with the SEC amendments to the aforementioned Annual Reports and Quarterly Reports to restate such Annual Financial Statements and Quarterly Financial Statements to properly record the warrants and beneficial conversion features and to make related adjustments and disclosures in connection therewith. This Amendment to the Form 10-Q for the quarter ended June 30, 2010 incorporates such restatement for the periods presented in this report.

Restatement of Other Financial Statements

The Board of Directors concluded that the Company's accounting for such warrants and the beneficial conversion feature associated with such debentures had not appropriately been recognized for the following periods as follows;

(i)	for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2010;
(ii)	for the three months ended March 31, 2010, included in the Company's Quarterly Report on Form 10-Q originally filed with the SEC on May 12, 2010;
(iii)	for the three and nine months ended September 30, 2010 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010;
(iv)	for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2011; and
(v)	for the three months ended March 31, 2011, included in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.

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

Part I:

Item 1: Financial Statements;

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations;

Item 4: Controls and Procedures

Part II:

Item 6: Exhibits

We have not modified or updated disclosures presented in our original quarterly report on Form 10-Q, except as required to reflect the effects of this Restatement. Accordingly, this Form 10-Q/A does not reflect events occurring after the Original Filing and does not modify or update those disclosures affected by subsequent events, except specifically referenced herein. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing on August 16, 2010. References to the quarterly report on Form 10-Q herein shall refer to the quarterly report on Form 10-Q originally filed on August 16, 2010.

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Balance Sheets (Restated)

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS

Current Assets

Cash	$133,116	$12,771
Accounts receivable	62,612	29,748
Inventory	54,861	41,967
Prepaid expenses	340,529	22,369
	591,118	106,855

Fixed assets, net	181,369	191,009

Other assets:
Patents, net of accumulated amortization	84,619	93,704
Website, net of accumulated amortization	5,487	7,042
Security deposits	3,633	2,350
	93,739	103,096

TOTAL ASSETS	$866,226	$400,960

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$152,839	$336,942
Accrued interest	23,647	2,904
Accrued liabilities	113,499	62,002
Notes payable	441,362	1,245,052
TOTAL LIABILITIES	731,347	1,646,900

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 140,000 and 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	14	-
Common Stock, $0.0001 par value, 1,000,000,000 shares authorized, 674,545,450 and 557,798,599 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	67,455	55,780
Additional Paid-in Capital	5,728,553	3,597,621
Accumulated Deficit	(5,661,143)	(4,899,341)

	134,879	(1,245,940)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$866,226	$400,960

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Operations (Retated)

	For the three months ended June 30,
	2010 (unaudited)	2009 (unaudited)

Revenue	$74,817	$42,301

Cost of Goods Sold	6,184	5,331

Gross Profit	68,633	36,970

Operating expenses:
Research and development	762	-
General and administrative	476,259	234,045

Total Operating expenses	477,021	234,045

Operating loss	(408,388)	(197,075)

Interest expense	11,797	54,639

Net Loss	$(420,185)	$(251,714)

Loss Per Share
Basic and diluted	$(0.001)	$(0.010)

Weighted Average Number of Shares Outstanding	649,281,287	26,356,638

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Operations (Restated)

	For the six months ended June 30,
	2010 (unaudited)	2009 (unaudited)

Revenue	$139,103	$112,389

Cost of Goods Sold	18,772	14,834

Gross Profit	120,331	97,555

Operating expenses:
Research and development	5,648	-
General and administrative	852,083	576,011

Total Operating expenses	857,731	576,011

Operating loss	(737,400)	(478,456)

Interest expense	24,402	193,393

Net Loss	$(761,802)	$(671,849)

Loss Per Share
Basic and diluted	$(0.001)	$(0.026)

Weighted Average Number of Shares Outstanding	631,918,392	26,207,774

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows (Restated)

	For the six months ended June 30,
	2010 (unaudited)	2009 (unaudited)
Cash flows from operating activities:

Net loss	$(761,802)	$(671,849)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	8,253	6,245
Depreciation of fixed assets	11,571	11,474
Amortization of debt discount expense	-	145,303
Share based compensation	126,992	62,296
Shares issued for consulting services	12,917	5,000
Interest satisfied with stock conversion	-	6,625

Changes in assets and liabilities:
Accounts receivable	(32,864)	62,624
Inventory	(12,894)	22,434
Prepaid expenses	(29,120)	(10,850)
Security deposit	(1,283)	-
Accounts payable	(184,104)	31,578
Accounts payable satisfied with common stock	14,025	-
Accrued interest	20,743	40,501
Accrued liabilities	57,955	107,558

Cash used in operating activities	(769,611)	(181,061)

Cash flows provided by / (used in) investing activities:
Purchase of fixed assets	(1,931)	-
Reduction of / (Acquisition of) patents	2,387	(150)
Cash provided by / (used in) investing activities	456	(150)

Cash flows from financing activities:
Proceeds from sale of equity - Common stock	749,500	-
Proceeds from sale of equity - Series B preferred	140,000	-
Proceeds from short term Notes Payable	291,500	40,000
Repayment of short term Notes Payable	(291,500)	-
Cash provided by financing activities	889,500	40,000
Net increase (decrease) in cash	120,345	(141,211)

Cash at beginning of period	12,771	196,138

Cash at end of period	$133,116	$54,927

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-

Taxes paid	$2,078	$300

Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$803,690	$250,000

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

1. BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2009, which has been derived from restated audited financial statements, and the accompanying unaudited condensed financial statements have been prepared by Vycor Medical, Inc. (together with its consolidated subsidiaries, the "Company" or "Vycor") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2009, as amended and restated. Certain prior period amounts have been reclassified to conform to the current presentation. All financial information included in these Notes relating to the Company's financial position as of December 31, 2009 and results of operations for the interim period ended June 30, 2010 have been restated to give effect to the accounting corrections discussed in Note 5.

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

3. GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $761,802 for the six months ended June 30, 2010, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of June 30, 2010, the Company had a stockholders' equity of $134,879 and cash and cash equivalents of $133,116. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities.  There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Under a previously disclosed agreement entered into with Fountainhead Capital Management Limited, Fountainhead agreed to fund or procure funding for the Company's monthly operating proceeds through August 2010 subject to the Company meeting certain financial benchmarks. Fountainhead has agreed to extend this commitment through September 30, 2010 pending discussions with the Company relative to the terms and conditions of a longer extension, including finalization of a budget covering the extension period.

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

The Company has no items that are subject to these standards as of June 30, 2010.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30, 2010	June 30, 2009
Stock options outstanding	833,333	1,050,000
Warrants to purchase common stock	66,139,264	5,610,452
Debentures convertible into common stock	36,554,012	10,009,858
Total	103,526,609	25,670,037

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

5.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2011, the Company filed with the SEC a Current Report on Form 8-K, to report management's determination that the Company's financial statements for the quarter ended June 30, 2010, included in its Quarterly Report on Form 10-Q originally filed with the SEC on August 16, 2010 (the "2010 Form 10-Q"), should no longer be relied upon due to incorrect accounting in such financial statements with respect to warrants issued in connection with service agreements and for the beneficial conversion feature of certain convertible debentures.  The Company determined that the historical financial statements for the quarter ended June 30, 2010 included in the Company's 2010 Form 10-Q require restatement to properly record these warrants and beneficial conversion features.

The Current Report on Form 8-K which the Company filed with the SEC on August 15, 2011 also reported management's determination that the Company's following financial statements should no longer be relied upon due to incorrect accounting in such financial statements with respect warrants issued in connection with service agreements and for the beneficial conversion feature of certain convertible debentures:

(i)	for the year ended December 31, 2009, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2010;
(ii)	for the three months ended March 31, 2010, included in the Company's Quarterly Report on Form 10-Q originally filed with the SEC on May 13, 2010;
(iii)	for the three and nine months ended September 30, 2010 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010;
(iv)	for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2011; and
(v)	for the three months ended March 31, 2011, included in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.

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

The tables below show the effects of the restatements on (i) the Company's consolidated balance sheets as of June 30, 2010 and December 31, 2009, (ii) the consolidated statements of operations for the three and six months ended June 30, 2010, and (iii) the consolidated statement of cash flows for the six months ended June 30, 2010. These adjustments are non-cash items and do not impact the Company's operating activities or cash flows from operations in any way.

	Vycor Medical, Inc.
	Consolidated Balance Sheets
	June 30, 2010				December 31, 2009
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated

Prepaid Expenses	51,489	289,040	a	340,529	22,369	-		22,369
Total Current Assets	302,078	289,040		591,118	106,855	-		106,855
Total Assets	577,186	289,040		866,226	400,960	-		400,960
Notes Payable	360,279	81,083	b	441,362	1,111,053	133,999	b	1,245,052
Total Liabilities	650,264	81,083		731,347	1,512,901	133,999		1,646,900
Additional Paid-in Capital	5,573,221	155,332	a,b	5,728,553	3,708,967	(111,346)	b	3,597,621
Accumulated Deficit	(5,713,768)	52,625	c,d	(5,661,143)	(4,876,688)	(22,653)	c,d	(4,899,341)
Total Stockholders' Equity (Deficit)	(73,078)	207,957		134,879	(1,111,941)	(133,999)		(1,245,940)
Total Liabilities and Stockholders' Equity	577,186	289,040		866,226	400,960	-		400,960

	Vycor Medical, Inc.
	Consolidated Statements of Operations
	Three months ended June 30, 2010				Six months ended June 30, 2010
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated

General and administrative	501,905	(25,646)	c	476,259	855,579	(3,496)	c	852,083
Total Operating Expenses	502,667	(25,646)		477,021	861,227	(3,496)		857,731
Total Operating Loss	(434,034)	25,646		(408,388)	(740,896)	3,496		(737,400)
Interest Expense	(27,047)	(15,250)	d	(11,797)	(96,184)	(71,782)	d	(24,402)
Total Other Income (Expense)	(27,047)	15,250		(11,797)	(96,184)	71,782		(24,402)
Net Loss	(461,081)	40,896		(420,185)	(837,080)	75,278		(761,802)
Net Loss per share	(0.001)	0.000		(0.001)	(0.001)	0.000		(0.001)

	Vycor Medical, Inc.
	Consolidated Statements of Cash Flows
	For the Six Months Ended
	June 30, 2010
	As Reported	Adjustment		Restated

Net Loss	(837,080)	75,278		(761,802)
Amortization of Debt Discount Expense	71,782	(71,782)	d	-
Share-based compensation	130,488	(3,496)	c	126,992
Shares issued for consulting services	19,375	(6,458)	c	12,917
Changes in Accrued liabilities	51,497	6,458		57,955
Cash used in operating activities	(769,611)	-		(769,611)
Cash provided by investing activities	456	-		456
Cash provided by financing activities	889,500	-		889,500
Net Increase in Cash	120,345	-		120,345

Notes:
a	Grant date fair value of warrants issued for consulting services
b	Elimination debt discount where no Beneficial Conversion Feature exists
c	Net change in expense from converting amortization period from life of warrant to life of service agreement
d	Reversal of BCF amortization where no Beneficial Conversion Feature exists

6.   NOTES PAYABLE

As of June 30, 2010 and December 31, 2009, Notes Payable consists of:

	June 30, 2010	December 31, 2009
On December 29, 2009, in conjunction with a debt restructuring (see Note 5) the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On May 14, 2010, this loan was satisfied.	-	70,000

On December 29, 2009, in conjunction with a debt restructuring (see Note 5), the Company issued a convertible debenture in the amount of $371,362 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On May 14, 2010, the due date for satisfaction was extended to June 30, 2011.	371,362	371,362

On December 29, 2009, the Company issued a convertible debenture in the amount of $350,000 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to three parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	-	350,000

	June 30, 2010	December 31, 2009

On December 29, 2009, the Company issued a convertible debenture in the amount of $453,690 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to five parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	-	453,690

On February 3, 2010, the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation.. On May 14, 2010, the due date for satisfaction was extended to June 30, 2011.	70,000	-

Total Notes Payable:	$441,362	$1,245,052

The following is a schedule of future minimum loan payments:

Twelve months ending June 30,	Amount
2011	$441,362
2012	-
2013	-
2014	-
2015	-
Thereafter	-
Total	$441,362

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the six months ended June 30, 2010 and 2009

Initial grants totaling 500,000 shares each were issued on February 13, 2008 to Kenneth T. Coviello, Chief Executive Officer and Heather N. Vinas, President at an exercise price of $.135 per share.  The options vest 33 1/3 % on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Accordingly, for the six months ended June 30, 2010, the Company recognized share-based compensation amounts of $28,920 and $28,920, for each of the respective grants.

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

Outstanding Rights, Options, and Warrants

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted average exercise price per share
Outstanding at January 1, 2007	4,144,300	0.43

Granted	1,143,408	0.32
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised	-	-
Cancelled or expired	(192,576)	0.24
Outstanding at December 31, 2008	6,460,920	$0.39

Granted	32,900,132	0.01
Exercised	-	-
Cancelled or expired	(3,867,878)	0.40
Outstanding at December 31, 2009	35,493,174	$0.03

Granted	39,063,670	0.01
Exercised	-	-
Cancelled or expired	(8,417,579)	0.01
Outstanding at June 30, 2010	66,139,265	$0.02

STOCK OPTIONS:

	Number of shares	Weighted average exercise price per share

Outstanding at January 1, 2007	-	-

Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2007	-	-

Granted	1,050,000	0.14
Exercised
Cancelled or expired
Outstanding at December 31, 2008	1,050,000	$0.14

Granted	-	-
Exercised	-	-
Cancelled or expired	(50,000)	0.14
Outstanding at December 31, 2009	1,000,000	$0.14

Granted	-	-
Exercised	-	-
Cancelled or expired	(166,667)	0.14
Outstanding at June 30, 2010	833,333	$0.14

The weighted-average remaining contractual life of outstanding warrants and options is 4.71 and 7.88 years, respectively.

Non-Employee Stock Based Compensation

Under the terms of a consulting agreement dated February 2010, the Company issued warrants to Fountainhead Capital Management to purchase up to 39,063,670 shares of the Company's common stock at $.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the two-year life of the consultancy agreement. For the six months ended June 30, 2010, $69,151 was recognized as share-based compensation in connection with this agreement.

Under the terms of a twelve month sales and marketing consulting agreement dated March 2010, the Company issued 750,000 shares of its Common Stock to Joe Simone, valued at $9,375. For the six months ended June 30, 2010, $2,917 was recognized as share-based compensation in connection with this agreement.

During the six months ended June 30, 2010, the Company issued and aggregate of 650,000 shares of common stock to Steven Girgenti for services rendered to the board of directors. For the six months ended June 30, 2010, $10,000 was recognized as share-based compensation for the issuance of these shares

Stock-based compensation expense charged to operations on employee options and on stock and warrants granted to the above non-employees for the six months ended June 30, 2010 is $139,908. As of June 30, 2010, there was approximately $355,091 of total unrecognized compensation costs related to non-vested stock option awards and common stock and warrants granted under service agreements, which are expected to be recognized over a weighted average period of approximately 1.43 years.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model in the periods ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
Risk-free interest rates	2.39%	4-5%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	96%	99%
Vycor Common Stock fair value	$0.0125	$0.19

Total stock-based compensation expense charged to operations for options, stock and warrants granted to the above employees and non-employees for the six months ended June 30, 2010 is $139,907.

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

11. SUBSEQUENT EVENTS

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

In August 2010, the Company received subscription agreements from four investors to purchase an aggregate of 6,571,428 shares of Company common stock at a price of $0.0175 per share for aggregate gross proceeds of $115,000.

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

Restatement

With this amendment to our Quarterly Report on Form 10-Q, we have restated the following previously filed consolidated financial statements, data and related disclosures:

(1) our unaudited consolidated financial statements as of and for the periods ended June 30, 2010 and June 30, 2009 and the notes thereto contained in Part I, Item 1 of this Amendment (including our audited balance sheet for the period ended December 31, 2009 included in such financial statements);

(2) management's discussion and analysis of financial condition and results of operations as of and for the periods ended June 30, 2010 and 2009 contained in Part I, Item 2 of this Amendment.

The Restatement results from our management's determination subsequent to the issuance of our financial statements for the quarter ended June 30, 2010 that we had not properly accounted for warrants issued in connection with certain service agreements and for the beneficial conversion feature of certain convertible debentures. Specifically, management, following discussions with the Company's independent registered public accounting firm, determined that the Company had previously not recognized the fair value of warrants issued in connection with certain consulting or other service agreements at the measurement date, and had previously recognized the expense ratably over the life of the warrant. The Company's management further determined that the proper accounting, following the guidance in ASC Topic 505, is to record the fair value of these warrants as a prepaid expense on the date of issuance, and recognize the expense ratably over the life of the underlying service agreement. In addition, the Company had, since December 2009, been determining the existence of a beneficial conversion feature of convertible debt based on the fair value of the conversion feature on the date of issuance, rather than using the intrinsic value of the conversion feature on the date of issuance, as required under ASC Topic 470.

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

Additional Applications of Brain Access System and Cervical Access System Technology

We believe that our Brain Access System and Cervical Access System technology can be adapted to advance retractor systems for use in other areas of the body. We believe that the key cross-applicable benefits of our technology are:

•Promotes minimally invasive procedures from smallest possible entry incision

•Uniform pressure distribution minimizes collateral tissue damage due to stress points

•Eliminates "tissue creep" into the surgical field

•Reduces the number of materials in the surgical field

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

Competition

Competitive manufacturers of brain retractors include:

•Cardinal Health (V. Mueller line)

•Aesculap

•Integra Life Science

•Codman (Division of Johnson & Johnson)

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

Intellectual Property

Patent Applications

Below is a table setting out the status and particulars of our patent applications:

Filing date	Application No.	Country	Title	Status
22-Jun-2005	60/692,959	US - PROV	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	Converted

22-Jun-2006	PCT/US06/24243	PCT	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	National Phase Completed

27-Nov-2006	PCT/US06/61246	PCT	Surgical Access Instruments for use with Delicate Tissues (Brain)	National Phase Completed

Filing date	Application No.	Country	Title	Status
22-Jun-2006	2613323	Canada	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending - annuity due 6/22/11; Deferred exam due 06/22/11

22-Jun-2006	06785312.7	Europe	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending - annuity due 6/22/11

22-Jun-2006	299/KOLNP/2008	India	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

22-Jun-2006	2008-518369	Japan	Surgical Access Instruments for use with spinal or orthopedic surgery	Published

20-Dec-2007	11/993,280	US - UTIL	Surgical Access Instruments for use with spinal or orthopedic surgery	Published

25-Jun-2008	08107050.4	Hong Kong	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

18-Sep-2008	61/098041	US - PROV	Surgical Access Instruments for use with Delicate Tissues (Brain)	Converted

25-May-2009	2670631	Canada	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending - annuity due 11/27/10; Request exam due 11/27/11

27-Nov-2006	06840022.5	Europe	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published - annuity due 11/30/10

27-Nov-2006	1977/KOLNP/2009	India	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending - Request exam due 11/27/10

27-Nov-2006	2009-539227	Japan	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published

27-Nov-2006	2009124446	Russia	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending - Response due 08/16/10

27-Nov-2006	200680056889.9	China	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published - Response due 11/02/10

Filing date	Application No.	Country	Title	Status

21-Aug-2009	12/545686	US - CON	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published

21-Aug-2009	12/545719	US - CON	Surgical Access Instruments for use with Delicate Tissues (Brain) (apparatus claims)	Published

20-Jun-2010	10106385.8	Hong Kong	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

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

Results of Operations

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the three months ended June 30, 2010 and June 30, 2009

Three months ended:	2010	2009	Increase/ (Decrease)

Revenue:
Sales	$74,817	$42,301	$32,517
Cost of Goods Sold	6,184	5,331	(853)
Gross Profit	68,633	36,970	31,663
Operating expenses:
Research and Development	762	-	762
General and administrative	476,259	234,045	242,214
Operating loss	(408,388)	(197,075)	211,313
Interest Expense	11,797	54,639	(42,842)
Net Loss	$(420,185)	$(251,714)	$168,471

Revenue:

The company recorded revenue of $74,817 from the sale of our products in the three months ended June 30, 2010, an increase of 77% for the same period in 2009. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. Gross margin of 92% was achieved in the three months ended June 30, 2010 compared to 87% for the same period in 2009, however gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales which vary quarter by quarter and for the three months ended June 30, 2010 reflected certain manufacturing credits.

Research and Development Expense:

Research and development expenses were $762 compared $0 for the three months ended June 30, 2009.

General and Administrative Expenses:

General and administrative expenses increased by $242,214 to $476,259 for the three months ended June 30, 2010 from $234,045 for the three months ended June 2009.

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

The increases for the three months ended June 30, 2010 over the three months ended June 30, 2009 are attributable to an increased level of sales and marketing activity, fundraising fees and related costs, offset by a reduction in corporate activity, as follows:

Total G&A expenses for the three months ended June 30, 2010	$234,045

Increase in marketing expenditure and travel costs	117,457
Decrease in sales commissions from sales mix change	(7,051)
Increase in personnel costs	22,709
Fundraising costs	72,500
Increase in non-cash consulting fees	9,659
Increase non-cash warrant/option recognition expense	49,891
Reduction in professional fees from reduced corporate activity	(32,325)
Increase in other operating expenses	9,374

Total G&A expenses for the three months ended June 30, 2010	$476,259

Warrant and Option Recognition Expense

Included within General and Administrative expenses above is a non-cash charge for share based compensation as the result of amortizing warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2010 was $52,118, an increase of $49,891 over the three months ended June 30, 2009.

Interest Expense:

Interest expense for the three months ended June 30, 2010 was reduced by $42,842 to $11,797 from $54,639 for the three months ended June 30, 2009, as a result of debt reduction.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the six months ended June 30, 2010 and June 30, 2009

Six months ended:	2010	2009	Increase/ (Decrease)

Revenue:
Sales	$139,103	$112,389	$26,714
Cost of Goods Sold	18,772	14,834	(3,934)
Gross Profit	120,331	97,555	22,776
Operating expenses:
Research and Development	5,648	-	5,648
General and administrative	852,083	576,011	276,072
Operating loss	(737,400)	(478,456)	258,944
Interest Expense	24,402	193,393	(168,991)
Net Loss	$(761,802)	$(671,849)	$89,953

Revenue:

The company recorded revenue of $139,103 from the sale of our products in the six months ended June 30, 2010, an increase of 19% for the same period in 2009 and. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. Gross margin of 87% was achieved in the six months ended June 30, 2010 compared to 87% for the same period in 2009. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales which vary quarter by quarter and for the six months ended June 30, 2010 reflected certain manufacturing credits.

Research and Development Expense:

Research and development expenses were $5,648 compared to $0 for the six months ended June 30, 2009.

General and Administrative Expenses:

General and administrative expenses increased by $276,072 to $852,083 for the six months ended June 30, 2010 from $576,011 for the six months ended June 2009.

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

The increases for the six months ended June 30, 2010 over the six months ended June 30, 2009 are attributable to an increased level of sales and marketing activity, fundraising fees and related costs, offset by a reduction in corporate activity and a reduction in personnel costs, as follows:

Total G&A expenses for the six months ended June 30, 2009	$576,011

Increase in marketing expenditure and travel costs	150,849
Decrease in sales commissions from sales mix change	(5,118)
Decrease in personnel costs	(29,567)
Fundraising costs	72,500
Increase in non-cash consulting fees	33,752
Increase non-cash warrant/option recognition expense	77,613
Reduction in professional fees from reduced corporate activity	(27,077)
Increase in other operating expenses	3,120

Total G&A expenses for the six months ended June 30, 2010	$852,083

Warrant and Option Recognition Expense

Included within General and Administrative expenses above is a non-cash charge for share based compensation as the result of amortizing warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2010 was $139,909, an increase of $77,613 over the six months ended June 30, 2009.

Interest Expense:

Interest expense for the six months ended June 30, 2010 was reduced by $168,991 to $24,402 from $193,393 for the six months ended June 30, 2009, as a result of debt reduction.

Balance Sheet, Liquidity and Capital Resources

As of June 30, 2010 we had $133,116 cash, a working capital deficit of $140,229 and an accumulated deficit of $5,661,143through June 30, 2010. The Stockholders' equity at June 30, 2010 was $134,879, an improvement from a deficit of $1,245,940at December 31, 2009. Debt at June 30, 2010 was $441,362 a reduction from $1,245,052 in December 2009.

Our operating activities used $769,611 in cash for the six months ended June 30, 2010. Aside from the increased operating expenses discussed above, the Company has significantly reduced historic payables, from $336,942 in December 2009 to $152,839 in June 2010, and increased operating assets. This is accounted for as follows:

Net cash loss adjusted for change in accrued interest	$581,326
Reduction in accounts payable	170,079
Increase in accounts receivable and inventory	45,758
Purchase of new molds not yet delivered	18,380
Net Change in other assets and liabilities	(45,932)
$769,611

Under a previously disclosed agreement entered into with Fountainhead Capital Management Limited, Fountainhead agreed to fund or procure funding for the Company's monthly operating proceeds through August 2010 subject to the Company meeting certain financial benchmarks. Fountainhead has agreed to extend this commitment through September 30, 2010 pending discussions with the Company relative to the terms and conditions of a longer extension, including finalization of a budget covering the extension period.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2009, relative to our ability to continue as a going concern. This means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The company has incurred losses since inception, including net losses of $1,164,036 for the year ended December 31, 2009 and $761,802 for the six months ended June 30, 2010, and expects to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. The company has incurred negative cash flows from operations since inception. As of June 30, 2010 and December 31, 2009, the company had an accumulated deficit of $5,661,143 and $4,899,341, respectively, and cash and cash equivalents balance of $133,116 and $12,771 at June 30, 2010 and December 31, 2009, respectively. Since there is no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  In these circumstances the Company believes it may not have enough cash to meet ongoing cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities.  There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

In August 2010, the Company received subscription agreements from four investors to purchase an aggregate of 6,571,428 shares of Company common stock at a price of $0.0175 per share for aggregate gross proceeds of $115,000.

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