Form 10-Q/A
period 2010-09-30
VYCOR MEDICAL INC
filed 2011-09-02
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Vycor Medical, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the period ended September 30, 2010, originally filed November 15, 2010 (the "Original Filing") to amend and restate the following previously-filed consolidated financial statements and related disclosures (the "Restatement"): (1) our unaudited consolidated financial statements as of and for the periods ended September 30, 2010 and September 30, 2009 and the notes thereto contained in Part I, Item 1 of this Amendment (including our audited balance sheet for the period ended December 31, 2009 included in such financial statements); (2) management's discussion and analysis of financial condition and results of operations as of and for the quarters ended September 30, 2010 and 2009 contained in Part I, Item 2 of this Amendment.

Financial information related to the periods ended September 30, 2010 and 2009 and the fiscal year ended December 31, 2009 included in the report on Form 10-Q previously filed by us and all related earnings press releases and similar communications issued by us during these periods, should not be relied upon. In the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.

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

Following discussions with the Company's independent registered public accounting firm, the Company's management met on August 12, 2011 with the Company's Board of Directors, which concluded that the Company's previously issued consolidated financial statements: (i) for the years ended December 31, 2009 and 2010 (the "Annual Financial Statements") included in the Company's Annual Reports on Form 10-K for the years then ended (the "Annual Reports"); and (ii) for the interim periods ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 (collectively, the "Quarterly Financial Statements") included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 respectively (the "Quarterly Reports") should no longer be relied upon and that the Company should, as soon as practicable, file with the SEC amendments to the aforementioned Annual Reports and Quarterly Reports to restate such Annual Financial Statements and Quarterly Financial Statements to properly record the warrants and beneficial conversion features and to make related adjustments and disclosures in connection therewith. This Amendment to the Form 10-Q for the quarter ended September 30, 2010 incorporates such restatement for the periods presented in this report.

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

Part I:

Item 1: Financial Statements;

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations;

Item 4: Controls and Procedures

Part II:

Item 6: Exhibits

We have not modified or updated disclosures presented in our original quarterly report on Form 10-Q, except as required to reflect the effects of this Restatement. Accordingly, this Form 10-Q/A does not reflect events occurring after the Original Filing and does not modify or update those disclosures affected by subsequent events, except specifically referenced herein. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing on November 15, 2010. References to the quarterly report on Form 10-Q herein shall refer to the quarterly report on Form 10-Q originally filed on November 15, 2010.

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Balance Sheets (Restated)

	September 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
Current Assets
Cash	$44,142	$12,771
Accounts receivable	75,616	29,748
Inventory	41,265	41,967
Prepaid expenses	783,345	22,369
	944,368	106,855

Fixed assets, net	175,535	191,009

Other assets:
Patents, net of accumulated amortization	86,646	93,704
Website, net of accumulated amortization	4,710	7,042
Security deposits	3,633	2,350
	94,989	103,096

TOTAL ASSETS	$1,214,892	$400,960

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$77,191	$336,942
Accrued interest	25,314	2,904
Accrued liabilities	136,471	62,002
Other current liabilities	21,158	-
Notes payable	526,362	1,245,052
TOTAL LIABILITIES	786,496	1,646,900

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 696,554,718 and 557,798,599 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	69,655	55,780
Additional Paid-in Capital	6,376,877	3,597,621
Accumulated Deficit	(6,018,136)	(4,899,341)

	428,396	(1,245,940)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,214,892	$400,960
See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Statement of Operations (Restated)

	For the three months ended September 30,
	2010 (unaudited)	2009 (unaudited)

Revenue	$71,205	$44,198

Cost of Goods Sold	11,980	4,584

Gross Profit	59,225	39,614

Operating expenses:
Research and development	4,009	-
General and administrative	402,852	159,158

Total Operating expenses	406,861	159,158

Operating loss	(347,636)	(119,544)

Interest expense	9,357	33,477

Net Loss	$(356,993)	$(153,021)

Loss Per Share
Basic and diluted	$(0.001)	$(0.006)

Weighted Average Number of Shares Outstanding	683,067,846	26,411,189

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Statement of Operations (Restated)

	For the nine months ended September 30,
	2010 (unaudited)	2009 (unaudited)

Revenue	$210,308	$156,587

Cost of Goods Sold	30,752	19,417

Gross Profit	179,556	137,170

Operating expenses:
Research and development	9,657	-
General and administrative	1,254,935	735,171

Total Operating expenses	1,264,592	735,171

Operating loss	(1,085,036)	(598,001)

Interest expense	33,759	226,869

Net Loss	$(1,118,795)	$(824,870)

Loss Per Share
Basic and diluted	$(0.002)	$(0.031)

Weighted Average Number of Shares Outstanding	650,384,814	26,225,958

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Statement of Cash Flows (Restated)

	For the nine months ended September 30,
	2010 (unaudited)	2009 (unaudited)
Cash flows from operating activities:
Net loss	$(1,118,795)	$(824,870)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	13,172	9,729
Depreciation of fixed assets	17,405	17,212
Amortization of debt discount expense	-	145,303
Share based compensation	171,767	64,524
Shares issued for consulting services	31,511	17,437
Interest satisfied with stock conversion	7,102	6,625

Changes in assets and liabilities:
Accounts receivable	(45,868)	64,726
Inventory	702	27,125
Prepaid expenses	(54,553)	(10,471)
Security deposit	(1,283)	-
Accounts payable	(259,751)	27,671
Accounts payable satisfied with common stock	14,025	-
Accrued interest	22,410	73,733
Other current liabilities	21,158	-
Accrued liabilities	78,583	159,066

Cash used in operating activities	(1,102,415)	(222,190)
Cash flows provided by / (used in) investing activities:
Purchase of fixed assets	(1,931)	-
Reduction of / (Acquisition of) patents	(3,783)	(64,432)
Cash provided by / (used in) investing activities	(5,714)	(64,432)
Cash flows from financing activities:
Proceeds from sale of equity - Common stock	914,500	-
Proceeds from sale of equity - Series B preferred	140,000	-
Proceeds from short term Notes Payable	376,500	120,000
Repayment of short term Notes Payable	(291,500)	-
Cash provided by financing activities	1,139,500	120,000
Net increase (decrease) in cash	31,371	(166,622)

Cash at beginning of period	12,771	196,138
Cash at end of period	$44,142	$29,516

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-

Taxes paid	$2,078	$-

Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$803,690	$100,000

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2009, which has been derived from restated audited financial statements, and the accompanying unaudited condensed financial statements have been prepared by Vycor Medical, Inc. (together with its consolidated subsidiaries, the "Company" or "Vycor") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2009, as amended and restated. Certain prior period amounts have been reclassified to conform to the current presentation. All financial information included in these Notes relating to the Company's financial position as of December 31, 2009 and results of operations for the interim period ended September, 2010 have been restated to give effect to the accounting corrections discussed in Note 5.

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

3. GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,118,795 for the nine months ended September 30, 2010, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of September 30, 2010 the Company had a stockholders' equity of $428,396 and cash and cash equivalents of $44,142. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Company has no items that are subject to these standards as of September 30, 2010.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30, 2010	September 30, 2009
Stock options outstanding	833,333	1,050,000
Warrants to purchase common stock	116,766,670	5,610,452
Debentures convertible into common stock	40,166,103	10,009,858
Total	157,766,106	15,621,360

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

5.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2011, the Company filed with the SEC a Current Report on Form 8-K, to report management's determination that the Company's financial statements for the quarter ended September 30, 2010, included in its Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010 (the "2010 Form 10-Q"), should no longer be relied upon due to incorrect accounting in such financial statements with respect to warrants issued in connection with service agreements and for the beneficial conversion feature of certain convertible debentures.  The Company determined that the historical financial statements for the period ended September 30, 2010 included in the Company's 2010 Form 10-Q require restatement to properly record these warrants and beneficial conversion features.

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

The tables below show the effects of the restatements on (i) the Company's consolidated balance sheets as of September 30, 2010 and December 31, 2009, (ii) the consolidated statements of operations for the three and nine months ended September, 2010, and (iii) the consolidated statement of cash flows for the nine months ended September 30, 2010. These adjustments are non-cash items and do not impact the Company's operating activities or cash flows from operations in any way.

				Vycor Medical, Inc.
				Consolidated Balance Sheets
	September 30, 2010				December 31, 2009
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated

Prepaid Expenses	76,922	706,423	a	783,345	22,369	-		22,369
Total Current Assets	237,945	706,423		944,368	106,855	-		106,855
Total Assets	508,469	706,423		1,214,892	400,960	-		400,960
Notes Payable	496,215	30,147	b	526,362	1,111,053	133,999	b	1,245,052
Total Liabilities	756,349	30,147		786,496	1,512,901	133,999		1,646,900
Additional Paid-in Capital	5,768,369	608,508	a,b	6,376,877	3,708,967	(111,346)	b	3,597,621
Accumulated Deficit	(6,085,904)	67,768	c,d	(6,018,136)	(4,876,688)	(22,653)	c,d	(4,899,341)
Total Stockholders' Equity (Deficit)	(247,880)	676,276		428,396	(1,111,941)	(133,999)		(1,245,940)
Total Liabilities and Stockholders' Equity	508,469	706,423		1,214,892	400,960	-		400,960

			Vycor Medical, Inc.
			Consolidated Statements of Operations
	Three months ended September 30, 2010				Nine months ended September 30, 2010
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated

General and administrative	336,913	65,939	c	402,852	1,192,492	62,443	c	1,254,935
Total Operating Expenses	340,922	65,939		406,861	1,202,492	62,443		1,264,592
Total Operating Loss	(281,697)	(65,939)		(347,636)	(1,022,593)	(62,443)		(1,085,036)
Interest Expense	(90,440)	(81,083)	d	(9,357)	(186,623)	(152,864)	d	(33,759)
Total Other Income (Expense)	(90,440)	81,083		(9,357)	(186,623)	152,864		(33,759)
Net Loss	(372,137)	15,144		(356,993)	(1,209,216)	90,421		(1,118,795)
Net Loss per share	(0.001)	0.000		(0.001)	(0.002)	0.000		(0.002)

	Vycor Medical, Inc.
	Consolidated Statements of Cash Flows
	For the Nine Months Ended
	September 30, 2010
	As Reported	Adjustment		Restated

Net Loss	(1,209,216)	90,421		(1,118,795)
Amortization of Debt Discount Expense	152,864	(152,864)	d	0
Share-based compensation	109,324	62,443	c	171,767
Shares issued for consulting services	35,625	(4,114)		31,511
Changes in Accrued liabilities	74,469	4,114		78,583
Cash used in operating activities	(1,102,415)	(0)		(1,102,415)
Cash provided by investing activities	(5,714)	-		(5,714)
Cash provided by financing activities	1,139,500	-		1,139,500
Net Increase in Cash	31,371	-		31,371

Notes:
a	Grant date fair value of warrants issued for consulting services
b	Elimination debt discount where no Beneficial Conversion Feature exists
c	Net change in expense from converting amortization period from life of warrant to life of service agreement
d	Reversal of BCF amortization where no Beneficial Conversion Feature exists

6.   NOTES PAYABLE

As of September 30, 2010 and December 31, 2009, Notes Payable consists of:

	September 30, 2010	December 31, 2009

On December 29, 2009, in conjunction with a debt restructuring (see Note 5) the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On May 14, 2010, this loan was satisfied.	-	70,000

On December 29, 2009, in conjunction with a debt restructuring (see Note 5), the Company issued a convertible debenture in the amount of $371,362 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011.	371,362	371,362

On December 29, 2009, the Company issued a convertible debenture in the amount of $350,000 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to three parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	-	350,000

On December 29, 2009, the Company issued a convertible debenture in the amount of $453,690 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to five parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	-	453,690

	September 30, 2010	December 31, 2009
On February 3, 2010, the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011.	70,000	-

On September 30, 2010, the Company issued a convertible debenture in the amount of $85,000 payable to Fountainhead Capital Management Limited. This debenture accrues interest rate of 6% per annum, is due August 31, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation.	85,000	-

Total Notes Payable:	$526,362	$1,245,052

The following is a schedule of future minimum loan payments:

Twelve months ending September 30,	Amount
2011	$526,362
2012	-
2013	-
2014	-
2015	-
Thereafter	-
Total	$526,362

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

From July 20, 2010 through September, 2010, the Company accepted Subscription Agreements from six subscribers for the purchase of its Common Stock. In accordance with these Agreements, 9,428,571 shares were purchased at $0.0175 per share, totaling $165,000

8. AMENDMENTS TO ARTICLES OF INCORPORATION OR BY-LAWS

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the nine months ended September, 2010 and 2009.

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

Outstanding Rights, Options, and Warrants

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted Average Exercise price per share

Outstanding at January 1, 2007	4,144,300	0.43

Granted	1,143,408	0.32
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised	-	-
Cancelled or expired	(192,576)	0.24
Outstanding at December 31, 2008	6,460,920	$0.39

Granted	32,900,132	0.007
Exercised	-	-
Cancelled or expired	(3,867,880)	0.399
Outstanding at December 31, 2009	35,493,172	$0.031

Granted	89,691,077	0.015
Exercised	-	-
Cancelled or expired	(8,417,579)	0.007
Outstanding at September 30, 2010	116,766,670	$0.020

STOCK OPTIONS:

	Number of shares	Weighted Average Exercise price per share

Outstanding at January 1, 2007	-	-

Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2007	-	-

Granted	1,050,000	0.14
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2008	1,050,000	$0.14

Granted
Exercised
Cancelled or expired	(50,000)	0.14
Outstanding at December 31, 2009	1,000,000	$0.14

Granted
Exercised
Cancelled or expired	(166,667)	0.14
Outstanding at September 30, 2010	833,333	$0.14

The weighted-average remaining contractual life of outstanding warrants and options is 4.71 and 7.88 years, respectively.

Non-Employee Stock Based Compensation

Under the terms of a consulting agreement dated February 2010, the Company issued warrants to Fountainhead Capital Management to purchase up to 39,063,670 shares of the Company's common stock at $0.0125 per share. The fair value of these warrants was estimated using the Black-Scholes option pricing model and is being amortized over the two-year life of the consultancy agreement. For the nine months ended September 30, 2010, $113,925 was recognized as share-based compensation in connection with this agreement.

Under the terms of a twelve month sales and marketing consulting agreement dated March 2010, the Company issued 750,000 shares of its Common Stock to Joe Simone, valued at $9,375. For the nine months ended September 30, 2010, $5,260 was recognized as share-based compensation in connection with this agreement.

During the nine months ended September 30, 2010, the Company issued an aggregate 900,000 of shares of common stock to Steven Girgenti for services rendered to the board of directors. For the nine months ended September 30, 2010, $15,000 was recognized as share-based compensation for the issuance of these shares.

During the nine months ended September 30, 2010, the Company issued an aggregate 262,500 of shares of common stock to Konstantin V. Slavin and 300,000 to Ramin Rak for services rendered to the board of directors. For the nine months ended September 30, 2010, $11,250 was recognized as share-based compensation for the issuance of these shares.

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

Total stock-based compensation expense charged to operations on options, stock and warrants granted to the above employees and non-employees for the nine months ended September 30, 2010 is $203,278. As of September 30, 2010, there was approximately $770,131 of total unrecognized compensation costs related to non-vested stock options awards, which are expected to be recognized over a weighted average period of approximately 1.01 years.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model in the period ended September, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rates	0.10-2.39%	0.10%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	96%	96%
Vycor Common Stock fair value	$0.0125-$0.0175	$0.0125

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

	September 30, 2010	December 31, 2009

Gross deferred tax assets	1,417,500	1,032,500
Valuation allowance	(1,417,500)	(1,032,500)
Net deferred tax asset	—	—

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

12.  SUBSEQUENT EVENTS

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

Restatement

With this amendment to our Quarterly Report on Form 10-Q, we have restated the following previously filed consolidated financial statements, data and related disclosures:

(1) our unaudited consolidated financial statements as of and for the periods ended September 30, 2010 and September 30, 2009 and the notes thereto contained in Part I, Item 1 of this Amendment (including our audited balance sheet for the period ended December 31, 2009 included in such financial statements);

(2) management's discussion and analysis of financial condition and results of operations as of and for the quarters ended September 30, 2010 and 2009 contained in Part I, Item 2 of this Amendment.

The Restatement results from our management's determination subsequent to the issuance of our financial statements for the quarter ended September 30, 2010 that we had not properly accounted for warrants issued in connection with certain service agreements and for the beneficial conversion feature of certain convertible debentures. Specifically, management, following discussions with the Company's independent registered public accounting firm, determined that the Company had previously not recognized the fair value of warrants issued in connection with certain consulting or other service agreements at the measurement date, and had previously recognized the expense ratably over the life of the warrant. The Company's management further determined that the proper accounting, following the guidance in ASC Topic 505, is to record the fair value of these warrants as a prepaid expense on the date of issuance, and recognize the expense ratably over the life of the underlying service agreement. In addition, the Company had, since December 2009, been determining the existence of a beneficial conversion feature of convertible debt based on the fair value of the conversion feature on the date of issuance, rather than using the intrinsic value of the conversion feature on the date of issuance, as required under ASC Topic 470.

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

Teaching hospitals not only carry out more relevant procedures but also provide a natural way to drive adoption through the conversion of new surgeons. We focus our efforts initially on surgeons as the principle proponent within the hospital, and Vycor has found that the learning curve is only 1-2 cases for surgeons, who like the simplicity of design and ease of use. However, Hospital Administration is required to approve the purchase of a new product and in many cases even the provision of trial samples once a surgeon has expressed an interest in using the product. The focus for Hospital Administration is:

•Clinical studies, papers and other peer reviews evidencing the clinical benefits of the product

•Leading hospital adoption, leading surgeon adoption

•Cost/benefit analysis

•Product simplicity of use, need for training

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

Intellectual Property

Patent Applications

Below is a table setting out the status and particulars of our patent applications:

Filing date	Application No.	Country	Title	Status

22-Jun-2005	60/692,959	US - PROV	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	Converted

22-Jun-2006	PCT/US06/24243	PCT	Surgical Access Instruments For Use With Spinal Or Orthopedic Surgery (Cervical)	National Phase Completed

27-Nov-2006	PCT/US06/61246	PCT	Surgical Access Instruments for use with Delicate Tissues (Brain)	National Phase Completed

22-Jun-2006	2613323	Canada	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending - annuity due 6/22/11; Deferred exam due 06/22/11

22-Jun-2006	06785312.7	Europe	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending - annuity due 6/22/11

22-Jun-2006	299/KOLNP/2008	India	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

22-Jun-2006	2008-518369	Japan	Surgical Access Instruments for use with spinal or orthopedic surgery	Published

20-Dec-2007	11/993,280	US - UTIL	Surgical Access Instruments for use with spinal or orthopedic surgery	Published

25-Jun-2008	08107050.4	Hong Kong	Surgical Access Instruments for use with spinal or orthopedic surgery	Pending

18-Sep-2008	61/098041	US - PROV	Surgical Access Instruments for use with Delicate Tissues (Brain)	Converted

25-May-2009	2670631	Canada	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending - annuity due 11/27/11; Request exam due 11/27/11

27-Nov-2006	06840022.5	Europe	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published - annuity due 11/30/11

27-Nov-2006	1977/KOLNP/2009	India	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

27-Nov-2006	2009-539227	Japan	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published

Filing date	Application No.	Country	Title	Status

27-Nov-2006	2009124446	Russia	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

27-Nov-2006	200680056889.9	China	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published - Response due 12/02/10

21-Aug-2009	12/545686	US - CON	Surgical Access Instruments for use with Delicate Tissues (Brain)	Published

21-Aug-2009	12/545719	US - CON	Surgical Access Instruments for use with Delicate Tissues (Brain) (apparatus claims)	Published

20-Jun-2010	10106385.8	Hong Kong	Surgical Access Instruments for use with Delicate Tissues (Brain)	Pending

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

Three months ended September 30:	2010	2009	Increase/ (Decrease)

Revenue:
Sales	$71,205	$44,198	$27,007
Cost of Goods Sold	11,980	4,584	7,396
Gross Profit	59,225	39,614	19,611
Operating expenses:
Research and Development	4,009	-	4,009
General and administrative	402,852	159,158	243,694
Operating loss	(347,636)	(119,544)	228,092
Interest Expense	9,357	33,477	(24,120)
Net Loss	$(356,993)	$(153,021)	$203,972

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

General and Administrative Expenses:

General and administrative expenses increased by $243,694 to $402,852 for the three months ended September 30, 2010 from $159,158 for the three months ended September 2009.

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

The increases for the three months ended September 30, 2010 over the three months ended September 30, 2009 are attributable to an increased level of: sales and marketing activity; personnel costs; fundraising fees and related costs; and professional fees, as follows:

Total G&A expenses for the three months ended September 30, 2009	$159,158
Increase in marketing expenditure and travel costs	39,488
Increase in personnel costs	46,091
Increase in non-cash and share-based consulting fees	94,157
Increase in professional fees	12,818
Increase in other operating expenses	51,140

Total G&A expenses f or the three months ended September 30, 2010	$402,852

Interest Expense:

Interest expense comprises interest expense on the Company's debt; and the amortization of the Beneficial Conversion Feature (BCF) in the Company's convertible debt. Interest expense for the three months ended September 30, 2010 was reduced by $24,130 to $9,357 from $33,487 for the three months ended September 30, 2009, as a result of debt reduction. The amortization of the BCF was $0 and $0.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

The following table presents the dollar amount changes from period to period of the line-items included in our Statements of Operations for the nine months ended September 30, 2010 and September 30, 2009

Nine months ended September 30:	2010	2009	Increase/ (Decrease)

Revenue:
Sales	$210,308	$156,587	$53,721
Cost of Goods Sold	30,752	19,417	11,335
Gross Profit	179,556	137,170	42,386
Operating expenses:
Research and Development	9,657	-	9,657
General and administrative	1,254,935	735,171	519,764
Operating loss	(1,085,036)	(598,001)	487,035
Interest Expense	33,759	226,869	(193,110)
Net Loss	$(1,118,795)	$(824,870)	$293,925

Revenue:

The company recorded revenue of $210,308 from the sale of our products in the nine months ended September 30, 2010, an increase of 34% for the same period in 2009. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. Gross margin of 85% was achieved in the nine months ended September 30, 2010 compared to 88% for the same period in 2009. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales which vary quarter by quarter.

Research and Development Expense:

Research and development expenses were $9,657 compared to $0 for the nine months ended September 30, 2009.

General and Administrative Expenses:

General and administrative expenses increased by $519,764 to $1,254,935 for the nine months ended September 30, 2010 from $735,171 for the nine months ended September 2009.

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

The increases for the nine months ended September 30, 2010 over the nine months ended September 30, 2009 are attributable to an increased level of: sales and marketing activity; personnel costs; fundraising fees and related costs; offset by a reduction in corporate activity, as follows:

Total G&A expenses for the nine months ended September 30, 2009	$735,171

Increase in marketing expenditure and travel costs	194,224
Increase in personnel costs	16,525
Fundraising costs	72,500
Increase in non-cash consulting fees	78,767
Increase non-cash warrant/option recognition expense	121,317
Reduction in professional fees from reduced corporate activity	(18,423)
Increase in other operating expenses	54,854

Total G&A expenses for the nine months ended September 30, 2010	$1,254,935

Warrant and Option Recognition Expense

Included within General and Administrative expenses above is a non-cash charge for share based compensation as the result of amortizing warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2010 was $203,278, an increase of $121,317 over the nine months ended September 30, 2009.

Interest Expense:

Interest expense comprises: interest expense on the Company's debt; and the amortization of the Beneficial Conversion Feature (BCF) in the Company's convertible debt. Interest expense for the nine months ended September 30, 2010 was reduced by $48,057 to $33,766 from $81,823 for the nine months ended September 30, 2009, as a result of debt reduction. The amortization of the BCF was $0 compared to $145,303.

Balance Sheet, Liquidity and Capital Resources

As of September 30, 2010 we had $44,142 cash, a working capital surplus of $157,872 and an accumulated deficit of $6,018,136 through September 30, 2010. The Stockholders' equity at September 30, 2010 was $428,396, an improvement from a deficit of $1,245,940 at December 31, 2009. Debt at September 30, 2010 was $526,362 a reduction from $1.245,052 in December 2009.

Our operating activities used $1,102,415 in cash for the nine months ended September 30, 2010. Aside from the increased operating expenses discussed above, the Company has significantly reduced historic payables, from $336,942 in December 2009 to $77,191 in September 2010, and increased operating assets. This is accounted for as follows:

Net cash loss adjusted for change in accrued interest	$855,428
Reduction in accounts payable	245,726
Increase in accounts receivable and inventory	45,166
Purchase of new molds not yet delivered	18,380
Net Change in other assets and liabilities	(62,285)

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2009, relative to our ability to continue as a going concern. This means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The company has incurred losses since inception, including net losses of $1,164,036 for the year ended December 31, 2009 and $1,118,795 for the nine months ended September 30, 2010, and expects to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. The company has incurred negative cash flows from operations since inception. As of September 30, 2010 and December 31, 2009, the company had an accumulated deficit of $6,018,136 and $4,899,341, respectively, and cash and cash equivalents balance of $44,142 and $12,771 at September 30, 2010 and December 31, 2009, respectively. Since there is no record of profitable operations, there is high a possibility that you may suffer a complete loss of your investment. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. In these circumstances the Company believes it may not have enough cash to meet ongoing cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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