Form 10-K/A
period 2010-12-31
VYCOR MEDICAL INC
filed 2011-09-02
CIK 1424768

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

EXPLANATORY NOTE

Vycor Medical, Inc. is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2010, originally filed March 31, 2011 (the "Original Filing") to amend and restate the following previously-filed consolidated financial statements and selected financial data (and related disclosures) (the "Restatement"): (1) our audited consolidated financial statements as of and for the years ended December 31, 2010 and 2009 and the notes thereto contained in Part II, Item 8 of this Amendment; (2) the selected financial data as of and for the three fiscal years ended December 31, 2010 contained in Part II, Item 6 of this Amendment; and (3) management's discussion and analysis of financial condition and results of operations as of and for the fiscal years ended December 31, 2010 and 2009 contained in Part II, Item 7 of this Amendment.

Financial information related to the years ended December 31, 2010 and 2009, and the interim periods commencing with the period ended March 31, 2010 included in the reports on Forms 10-K and 10-Q previously filed by us and all related earnings press releases and similar communications issued by us during these periods, should not be relied upon. In the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.

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

Following discussions with the Company's independent registered public accounting firm, the Company's management met on August 12, 2011 with the Company's Board of Directors, which concluded that the Company's previously issued consolidated financial statements: (i) for the years ended December 31, 2009 and 2010 (the "Annual Financial Statements") included in the Company's Annual Reports on Form 10-K for the years then ended (the "Annual Reports"); and (ii) for the interim periods ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 (collectively, the "Quarterly Financial Statements") included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 respectively (the "Quarterly Reports") should no longer be relied upon and that the Company should, as soon as practicable, file with the SEC amendments to the aforementioned Annual Reports and Quarterly Reports to restate such Annual Financial Statements and Quarterly Financial Statements to properly record the warrants and beneficial conversion features and to make related adjustments and disclosures in connection therewith. This Amendment to the Form 10-K for the year ended December 31, 2010 incorporates such restatement for the periods presented in this report.

Restatement of Other Financial Statements

The Board of Directors concluded that the Company's accounting for such warrants and the beneficial conversion feature associated with such debentures had not appropriately been recognized for the following periods as follows;

(i)	for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2010;
(ii)	for the three months ended March 31, 2010, included in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2010;
(iii)	for the three and six months ended June 30, 2010, included in the Company's Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010;
(iv)	for the three and nine months ended September 30, 2010 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010; and
(v)	for the three months ended March 31, 2011 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2011

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

Item 6: Selected Financial Data;

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations;

Item 8: Financial Statements and Supplementary Data;

Item 9A: Controls and Procedures

Part IV:

Item 15: Exhibits and Financial Statement Schedules

We have not modified or updated disclosures presented in our original annual report on Form 10-K, except as required to reflect the effects of this Restatement. Accordingly, this Form 10-K/A does not reflect events occurring after the Original Filing and does not modify or update those disclosures affected by subsequent events, except specifically referenced herein. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing on March 31, 2011. References to the annual report on Form 10-K herein shall refer to the annual report on Form 10-K originally filed on March 31, 2011.

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

Intellectual Property

Patent Applications

Vycor Medical has the following granted, but not yet issued, patents:

•Russia (2009124446) - Surgical Access Instruments for use with Delicate Tissues (Brain)

•China (200680056889.9) - Surgical Access Instruments for use with Delicate Tissues (Brain)

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

In the U.S., the Company has a total of 8 issued patents and 7 pending applications. The international patent portfolio includes 6 issued patent and 17 pending applications, in Canada, Europe, China, Hong Kong, India, Japan and Australia

Trademarks

NovaVision maintains a portfolio of registered trademarks for NovaVision, NovaVision VRT and Vision Restoration Therapy amongst others, both in the US and internationally.

Manufacturing and Operations

NovaVision is based at the Vycor Medical, Inc. group headquarters at a 1,000 square foot leased facility in Boca Raton, Florida. NovaVision purchases electronics and custom fabricated hardware from third party vendors and assembles and tests all of its medical devices within the facility. NovaVision has an FDA Establishment Registration and the Company does not have any long-term contractual obligations with its vendors to purchase products from them, nor are suppliers contractually obligated to sell products to NovaVision.

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

ITEM 6. SELECTED FINANCIAL DATA

	12/31/10 (as restated)	12/31/09 (as restated)	12/31/08
Revenues	$316,450	$199,046	$129,947
Net loss	$(1,983,822)	$(1,164,036)	$(2,381,295)
Net loss per share	$(0.003)	$(0.040)	$(0.108)
Weighted average no. shares	663,168,900	29,183,482	21,977,954
Stockholders' equity (deficit)	$88,714	$(1,245,940)	$(921,427)
Total assets	$2,153,694	$400,960	$633,437
Total liabilities	$2,064,980	$1,646,900	$1,554,864

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Restatement

With this amendment to our Annual Report on Form 10-K, we have restated the following previously filed consolidated financial statements, data and related disclosures:

(1) Our audited consolidated financial statements as of and for the years ended December 31, 2010 and 2009 in Part II, Item 8;

(2) Our selected financial data as of and for our fiscal years ended December 31, 2010 and 2009 in Part II, Item 6; and

(3) Our management's discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2010 and 2009 contained herein.

The Restatement results from our management's determination subsequent to the issuance of our financial statements for the year ended December 31, 2010 that we had not properly accounted for warrants issued in connection with certain service agreements and for the beneficial conversion feature of certain convertible debentures. Specifically, management, following discussions with the Company's independent registered public accounting firm, determined that the Company had previously not recognized the fair value of warrants issued in connection with certain consulting or other service agreements at the measurement date, and had previously recognized the expense ratably over the life of the warrant. The Company's management further determined that the proper accounting, following the guidance in ASC Topic 505, is to record the fair value of these warrants as a prepaid expense on the date of issuance, and recognize the expense ratably over the life of the underlying service agreement. In addition, the Company had, since December 2009, been determining the existence of a beneficial conversion feature of convertible debt based on the fair value of the conversion feature on the date of issuance, rather than using the intrinsic value of the conversion feature on the date of issuance, as required under ASC Topic 470.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.

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

Going Concern

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,983,822 for the year ended December 31, 2010, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of December 31, 2010 the Company had a stockholders' equity of $88,714 and cash and cash equivalents of $127,081. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Foreign Currency

The Euro is the local currency of the country in which NovaVision AG conducts its operations and is considered the functional currency of this entity. All balance sheet amounts are translated to U.S. dollars using the U.S. exchange rate at the balance sheet date except for the equity section which is translated at historical rates. Operating statement amounts are translated using an average exchange rate for the period of operations. Foreign currency translation effects are accumulated as part of the accumulated other comprehensive income (loss) and are included in stockholders' equity (deficit) in the accompanying Consolidated Balance Sheets.

Educational marketing and advertising expenses

The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will include education, marketing and advertising expense as a component of selling, general and administrative costs as such costs are incurred.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Revenue and Gross Margin:

	2010 (as restated)	2009 (as restated)	% Change
Revenue:
Vycor Medical	$307,582	$199,046	55%
NovaVision	$8,868	$-	NM
	$316,450	$199,046	59%
Cost of Revenue:
Vycor Medical	$(47,607)	$(22,482)	114%
NovaVision	$(1,130)	$-	NM
	$(48,737)	$(22,482)	100%

	2010 (as restated)	2009 (as restated)	% Change
Gross Profit
Vycor Medical	$259,975	$176,564	49%
NovaVision	$7,738	$-	NM
	$267,713	$176,564	54%

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

Research and Development Expense:

Research and development expenses were $15,208 in 2010 compared to $4,761 for 2009.

Stock Compensation Expense:

Stock Compensation expense is a non-cash charge for share based compensation as the result of amortizing shares, warrants and options which have been issued by the Company over various periods. The charge in 2010 was $381,718, a decrease of $33,742 over $415,460 in 2009.

General and Administrative Expenses:

General and administrative expenses increased by $851,749 to $1,537,456 for 2010 from $685,707 for 2009. Following the recapitalization transaction that closed on December 29, 2009 the board and management of Vycor has embarked on a period of heightened sales and marketing activity and engagement with distributors and hospital customers following a prolonged period of reduced activity in 2009 as a result of capital constraints. This has lead to an increase in the marketing-related costs of the Company. Vycor has also carried out a series of fundraisings since the closing of the recapitalization, which has resulted in additional cash and non-cash expenses.

The increases for 2010 over 2009 are attributable to an increased level of: sales and marketing activity; personnel costs; fundraising fees and related costs and higher levels of professional and regulatory cost, as follows:

Total G&A expenses for the year ended December 31, 2009	$685,707
Increase in marketing expenditure and travel costs	249,182
Increase in personnel costs	228,599
Increase in fundraising costs	72,500
Increase in accrued consulting fees	90,768
Increase in professional and regulatory costs	127,910
Increase in other operating expenses	82,790

Total G&A expenses year ended December 31, 2010	$1,537,456

Interest Expense:

Interest expense comprises: interest expense on the Company's debt; and the amortization of the Beneficial Conversion Feature (BCF) recorded on certain of the Company's convertible debt. Net interest expense for 2010 was reduced by $202,528 to $45,874 from $248,402 for 2009, as a result of the extinguishment of certain debt and related BCF balances. The amortization of BCF was $0 in 2010, as compared to $145,302 in 2009.

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

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended December 31, 2010 and December 31, 2009:

	December 31, 2010 (Restated)	December 31, 2009 (Restated)	$ Change
Cash	$127,081	$12,771	$114,310
Accounts receivable, inventory and other current assets	774,122	94,084	680,038
Total current liabilities	(2,064,980)	(1,646,900)	(418,080)
Working capital (deficit)	$(1,163,777)	$(1,540,045)	$376,268
Cash provided by financing activities	$2,489,500	$422,552	$2,066,948

As of December 31, 2010 we had $127,081 cash, a working capital deficit of $1,163,777 and an accumulated deficit of $6,883,163. The Stockholders' equity at December 31, 2010 was $88,714, an improvement from a deficit of $1,245,940 at December 31, 2009. Debt at December 31, 2010 was $1,400,381, a change from $1,245,052 at December 31, 2009. Of this change, $794,019 was debt to finance the acquisition of NovaVision, resulting in a net debt reduction excluding the NovaVision acquisition of $638,690.

Our operating activities used $1,450,270 in cash for the year ended December 31, 2010. Aside from the increased operating expenses discussed above, the Company has significantly reduced Vycor Medical's accounts payable, from $336,942 in December 2009 to $80,906 in December 2010, acquired NovaVision for $900,000 and increased operating assets. This is accounted for as follows:

Net cash loss adjusted for non-cash operating expenses and change in accrued interest	$(1,446,086)
Reduction in Vycor Medical accounts payable	(242,011)
Increase in accounts receivable and inventory	(36,124)
Increase in accrued liabilities	294,306
Net Change in other assets and liabilities	(20,355)
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
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Vycor Medical Inc. and Subsidiaries

Boca Raton, Florida

We have audited the accompanying restated consolidated balance sheets of Vycor Medical Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related restated consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 5 to the financial statements, the financial statements as of and for the years ended December 31, 2010 and 2009 have been restated to recognize the fair value of warrants issues and to correct the amortization period of these warrants and to record the fair value of the warrants as a prepaid item at the date of issuance pursuant to ASC 505. Also a correction of an error was made in the recording of a beneficial conversion feature from the intrinsic method to the fair value pursuant to ASC 470.

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

Paritz & Company, P.A.

Hackensack, New Jersey

March 22, 2011, except for Note 5 as to which the date is August 28, 2011

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

	December 31, 2010 (restated)	December 31, 2009 (restated)
ASSETS

Current Assets

Cash	$127,081	$12,771
Accounts receivable	76,460	29,748
Inventory	52,360	41,967
Prepaid expenses	645,302	22,369
Total Current Assets	901,203	106,855

Fixed assets, net	773,188	191,009

Intangible and Other assets:
Trademarks	130,000	-
Patents, net of accumulated amortization	333,072	93,704
Website, net of accumulated amortization	3,932	7,042
Security deposits	12,299	2,350
	479,303	103,096

TOTAL ASSETS	$2,153,694	$400,960

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$114,447	$336,942
Accrued interest	36,992	2,904
Accrued liabilities	406,998	62,002
Other current liabilities	106,162	-
Notes payable	1,400,381	1,245,052
TOTAL LIABILITIES	2,064,980	1,646,900

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 724,488,929 and 557,798,599 shares issued and outstanding at December31,2010 and 2009,respectively	72,449	55,780
Additional Paid-in Capital	6,902,427	3,597,621
Accumulated Deficit	(6,883,163)	(4,899,341)
Accumulated Other Comprehensive Income	(2,999)	-

	88,714	(1,245,940)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,153,694	$400,960

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Operations

	For the year ended December 31,
	2010	2009
	(restated)	(restated)

Revenue	$316,450	$199,046

Cost of Goods Sold	48,737	22,482

Gross Profit	267,713	176,564

Operating expenses:
Research and development	15,208	4,761
Depreciation and Amortization	56,801	36,995
Stock Compensation	381,718	415,460
General and administrative	1,537,456	685,707

Total Operating expenses	1,991,183	1,142,923

Operating loss	(1,723,470)	(966,359)

Other income (expense)
Interest income	8	257
Interest expense	(45,882)	(248,659)
Forgiveness of previously accrued salaries	-	50,725
Goodwill on Acquisition of Subsidiary	(58,027)	-
Costs related to Acquisition of Subsidiary	(154,203)
Total Other Income (expense)	(258,104)	(197,677)

Net Loss Before Taxes	(1,981,574)	(1,164,036)

Taxes	(2,248)	-

Net Loss	$(1,983,822)	$(1,164,036)

Loss Per Share
Basic and diluted	$(0.003)	$(0.040)

Weighted Average Number of Shares Outstanding	663,168,900	29,183,482

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Stockholders' Equity (Deficiency) (Restated)

		Common	Preferred Stock -	Additional Paid-in	Accumulated
	Shares	Stock	Series B	Capital	Deficit	Total
Balance at January 1, 2009	25,463,455	$25,463	$-	$2,788,415	$(3,735,305)	$(921,427)
Common stock issued in conjunction with Altcar Investments note payable	866,867	$867		$105,758		$106,625
Issuance of stock for consulting fees	91,777	92		17,345		17,437
Share-based compensation for consulting services				32,667		32,667
Share-based compensation - employee options vesting				57,840		57,840
Share-based compensation - Coviello and Vinas, in accordance with FHC recapitalization transaction				324,954		324,954
Retroactive change to par value (see Note 10)		(23,780)		23,780		-
Retroactive reflection of conversion of Series A Preferred Shares in accordance with FHC recapitalization transaction (see Note 9)	531,376,500	53,138		246,862		300,000
Net loss for twelve months ended December 31, 2009					$(1,164,036)	(1,164,036)
Balance at December 31, 2009	557,798,599	$55,780	$-	$3,597,621	$(4,899,341)	$(1,245,940)
Issuance of stock for consulting fees	2,612,500	261		40,364		40,625
Share-based compensation for consulting services				823,693		823,693
Share-based compensation - employee options vesting				57,840		57,840
Purchases of equity - Series B preferred			14	139,986		140,000
Common stock issuance for conversion of Series B preferred and interest	11,768,197	1,177	(14)	5,939		7,102
Common stock issuance for conversion of debt	64,295,200	6,430		797,260		803,690
Purchases of equity - Common stock	87,079,447	8,708		1,425,792		1,434,500
Common stock issuance for satisfaction of accounts payable	934,986	93		13,932		14,025
Net loss for twelve months ended December 31, 2010					$(1,983,822)	(1,983,822)
Accumulated Comprehensive Loss						$(2,999)
Balance at December 31, 2010	724,488,929	$72,449	$-	$6,902,427	$(6,883,163)	$88,714

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows

	For the twelve months ended December 31
	2010 (restated)	2009 (restated)
Cash flows from operating activities:
Net loss	$(1,983,822)	$(1,164,036)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	21,539	14,046
Depreciation of fixed assets	35,262	22,949
Amortization of debt discount expense	-	145,302
Share based compensation	342,864	415,462
Shares issued for consulting services	38,854	17,437
Interest satisfied with stock conversion	7,102	6,625
Goodwill written off on acquisition of subsidiary	58,027	-
Changes in assets and liabilities:
Accounts receivable	(40,032)	60,017
Inventory	3,908	29,560
Prepaid expenses	(39,262)	(15,329)
Security deposit	(9,949)	-
Accounts payable	(247,163)	23,331
Accounts payable satisfied with common stock	14,025	-
Accrued interest	34,088	(85,684)
Accrued liabilities	294,306	(13,466)
Other current liabilities	19,983	-

Cash used in operating activities	(1,450,270)	(543,786)
Cash flows used in investing activities:
Acquisition of subsidiary, net of cash acquired	(898,017)	-
Purchase of fixed assets	(21,521)	-
Acquisition of patents	(8,575)	(62,133)
Cash used in investing activities	(928,113)	(62,133)
Cash flows from financing activities:
Proceeds from sale of equity - Common stock	1,434,500	300,000
Proceeds from sale of equity - Series B preferred	140,000	-
Proceeds from short term Notes Payable	1,276,500	1,449,052
Repayment of short term Notes Payable	(361,500)	(1,326,500)
Cash provided by financing activities	2,489,500	422,552
Foreign currency translation adjustment	3,193	-
Net increase (decrease) in cash	114,310	(183,367)
Cash at beginning of period	12,771	196,138
Cash at end of period	$127,081	$12,771
Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-
Taxes paid	$2,248	$-
Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$803,690	$400,000

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

2.   GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,983,822 for the year ended December 31, 2010, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of December 31, 2010 the Company had stockholders' equity of $88,714 and cash and cash equivalents of $127,081. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Principles of Consolidation

Assuming the acquisition discussed above had occurred on January 1, 2010, for the year ended December 31, 2010, pro forma revenues, net loss and net loss per share for the Company would have been $680,982, $(2,916,434) and $(0.004), respectively.

Assuming the acquisition discussed above had occurred on January 1, 2009, for the year ended December 31, 2009, pro forma revenues, net loss and net loss per share for the Company would have been $1,120,081, $(8,765,364) and $(0.236), respectively.

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

Software Development Costs For Internal Use

The authoritative guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company's software for internal use, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc.

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

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

The Company has no items that are subject to these standards as of December 30, 2010.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,	December 31,
	2010	2009
Stock options outstanding	833,333	1,050,000
Warrants to purchase common stock	90,191,077	38,510,584
Debentures convertible into common stock	47,414,223	99,604,160
Total	138,438,633	139,164,744

Recent Accounting Pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

5.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2011, the Company filed with the Securities and Exchange Commission ("SEC") a Current Report on Form 8-K, to report management's determination that the Company's financial statements for the year ended December 31, 2010, included in its Annual Report on Form 10-K filed with the SEC on March 31, 2011 (the "2010 Form 10-K"), should no longer be relied upon due to incorrect accounting in such financial statements with respect to warrants issued in connection with service agreements and for the beneficial conversion feature of certain convertible debentures.  The Company determined that the historical financial statements for the year ended December 31, 2010 included in the Company's 2010 Form 10-K require restatement to properly record these warrants and beneficial conversion features.

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

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(i)	for the year ended December 31, 2009, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2010;
(ii)	for the three months ended March 31, 2010, included in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2010;
(iii)	for the three and six months ended June 30, 2010, included in the Company's Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010;
(iv)	for the three and nine months ended September 30, 2010 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010; and
(v)	for the three months ended March 31, 2011 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010

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

The tables below show the effects of the restatements on (i) the Company's consolidated balance sheets as of December 31, 2010 and 2009, (ii) the consolidated statements of operations for the years ended December 31, 2010 and 2009, and (iii) the consolidated statements of cash flows for the years ended December 31, 2010 and 2009. These adjustments are non-cash items and do not impact the Company's operating activities or cash flows from operations in any way.

	Vycor Medical, Inc. Consolidated Balance Sheets
	December 31, 2010				December 31, 2009
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated

Prepaid Expenses	106,782	538,520	a	645,302	22,369	-	a	22,369
Total Current Assets	362,683	538,520		901,203	106,855	-		106,855
Total Assets	1,615,174	538,520		2,153,694	400,960	-		400,960
Notes Payable	1,344,300	56,081	b	1,400,381	1,111,053	133,999	b	1,245,052
Total Liabilities	2,008,899	56,081		2,064,980	1,512,901	133,999		1,646,900
Additional Paid-in Capital	6,375,175	527,252	a,b	6,902,427	3,708,967	(111,346)	a,b,e	3,597,621
Accumulated Deficit	(6,838,350)	(44,813)	c,d	(6,883,163)	(4,876,688)	(22,653)	d,e	(4,899,341)
Total Stockholders' Equity (Deficit)	(393,725)	482,439		88,714	(1,111,941)	(133,999)		(1,245,940)
Total Liabilities and Stockholders' Equity	1,615,174	538,520		2,153,694	400,960	-		400,960

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

	Vycor Medical, Inc. Consolidated Statements of Operations For the Years Ended
	December 31, 2010				December 31, 2009
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated

Stock Compensation	152,069	229,649	c	381,718	391,704	23,756	e	415,460
General and administrative	1,576,158	(38,702)	c	1,537,456	685,707	-		685,707
Total Operating Expenses	1,800,236	190,947		1,991,183	1,119,167	23,756		1,142,923
Total Operating Loss	(1,532,523)	(190,947)		(1,723,470)	(942,603)	(23,756)		(966,359)
Interest Expense	(214,661)	168,787	d	(45,874)	(249,505)	(1,103)	d	(248,402)
Total Other Income (Expense)	(426,891)	168,787		(258,104)	(198,780)	1,103		(197,677)
Net Loss	(1,961,662)	(22,160)		(1,983,822)	(1,141,383)	(22,653)		(1,164,036)
Net Loss per share	(0.003)	(0.000)		(0.003)	(0.039)	(0.001)		(0.040)

	Vycor Medical, Inc. Consolidated Statements of Cash Flows For the Years Ended
	December 31, 2010				December 31, 2009
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated

Net Loss	(1,961,662)	(22,160)		(1,983,822)	(1,141,383)	(22,653)		(1,164,036)
Amortization of Debt Discount Expense	168,785	(168,785)	d	-	146,405	(1,103)	d	145,302
Share-based compensation	152,069	190,795	c	342,864	391,706	23,756	e	415,462
Shares issued for consulting services	40,625	(1,771)		38,854	17,437	-		17,437
Changes in Accrued liabilities	292,385	1,921		294,306	(13,466)	-		(13,466)
Cash used in operating activities	(1,450,270)	-		(1,450,270)	(543,786)	-		(543,786)
Cash used in investing activities	(928,113)	-		(928,113)	(62,133)	-		(62,133)
Cash provided by financing activities	2,489,500	-		2,489,500	422,552	-		422,552
Foreign currency translation adjustments	3,193	-		3,193	-	-		-
Net Increase (Decrease) in Cash	114,310	(0)		114,310	(183,367)	-		(183,367)

Notes:
a	Grant date fair value of warrants issued for consulting services
b	Elimination debt discount where no Beneficial Conversion Feature exists
c	Net change in expense from converting amortization period from life of warrant to life of service agreement
d	Reversal of BCF amortization where no Beneficial Conversion Feature exists
e	Write-off of unamortized balance of share-based consulting fees for terminated agreements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

6.   NOTES PAYABLE

 As of December 31, 2010 and December 31, 2009, Notes Payable consists of:

	December 31, 2010	December 31, 2009
On December 29, 2009, in conjunction with a debt restructuring, the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead Capital Management Limited ("Fountainhead"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On May 14, 2010, this loan was repaid	-	70,000

On December 29, 2009, in conjunction with a debt restructuring, the Company issued a convertible debenture in the amount of $371,362 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, was due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011 and on March 28, 2011 this was further extended to August 31, 2011.	371,362	371,362

On December 29, 2009, the Company issued a convertible debenture in the amount of $350,000 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to three parties. On January 11, 2010 (see Note 10), these notes were satisfied in accordance with the automatic conversion clause.	-	350,000

On December 29, 2009, the Company issued a convertible debenture in the amount of $453,690 payable Regent Private Capital, LLC ("Regent"). This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On December 29, 2009, this debenture was amended to provide for automatic conversion, subject to the Company authorizing sufficient shares to convert this, and other existing instruments, and transferred to five parties. On January 11, 2010, these notes were satisfied in accordance with the automatic conversion clause.	-	453,690

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

	December 31, 2010	December 31, 2009
On February 3, 2010, the Company issued a convertible debenture in the amount of $70,000 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, was due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011 and on March 28, 2011 this was further extended to August 31, 2011.	70,000	-

On September 30, 2010, the Company issued a convertible debenture in the amount of $85,000 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, is due August 31, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation.	85,000	-

On October 14, 2010, the Company issued a convertible debenture in the amount of $90,000 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, is due August 31, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation.	90,000	-

On October 26, 2010, the Company issued a debenture in the amount of $77,500 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, is due on the earlier of August 31, 2011 or the date of receipt by the Company of cash from fundraisings in excess of a cumulative $3 million from October 26, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.	77,500	-

On November 15, 2010, the Company issued a debenture in the amount of $322,500 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, is due on the earlier of August 31, 2011 or the date of receipt by the Company of cash from fundraisings in excess of a cumulative $3 million from October 26, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.	322,500	-

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

	December 31, 2010	December 31, 2009
On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is due on the earlier of August 31, 2011 or the date of receipt by the Company of cash from fundraisings in excess of a cumulative $3 million from October 26, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation. On December 20, the Company repaid $50,000 of this debenture and removed the convertible rights.	300,000	-

On December 3, 2010, the Company issued a debenture in the amount of $40,000 payable to Berardino Investment Group. This debenture accrues interest rate of 6% per annum, is due June 30, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation.	40,000	-

€33,000 unsecured, non-interest bearing loan from the chief executive of NovaVision AG, advanced a total of to NovaVision AG, which is being repaid in monthly installments to December 31, 2011	44,019	-
Total Notes Payable:	$1,400,381	$1,245,052

The following is a schedule of future minimum loan payments:

Twelve months ending December 31,	Amount
2011	$1,400,381
2012	-
2013	-
2014	-
2015	-
Thereafter	-
$1,400,381

As of December 31, 2010, $1,356,362 of the Company's notes payable is secured by a first security interest in all of the assets of the Company. The Company determines the existence of a beneficial conversion feature of its convertible debt under the guidance of ASC Topic 470 by assessing the intrinsic value of such conversion feature at the time of issuance. For each of the convertible debt instruments set out above, the fair value of the stock on the date of issue was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

7.   SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, devices for neurosurgery; and NovaVision, neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Set out below are the revenues, gross profits and total assets for each segment.

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

	December 31,
	2010	2009
Revenue:
Vycor Medical	$307,582	$199,046
NovaVision	8,868	-
Total Revenue	$316,450	$199,046
Gross Profit:
Vycor Medical	259,975	176,564
NovaVision	7,738	-
Total Gross Profit	$267,713	$176,564
Total Assets:	(restated)	(restated)
Vycor Medical	1,085,680	400,960
NovaVision	1,068,014	-
Total Assets	$2,153,694	$400,960

(b) Geographic information. The Company operates in two geographic segments, the United States and Germany. Set out below are the revenues, gross profits and total assets for each segment.

	December 31,
	2010	2009
Revenue:
United States	$307,582	$199,046
Germany	8,868	-
Total Revenue	$316,450	$199,046
Gross Profit:
United States	259,975	176,564
Germany	7,738	-
Total Gross Profit	$267,713	$176,564
Total Assets:	(restated)	(restated)
United States	2,084,029	400,960
Germany	69,665	-
Total Assets	$2,153,694	$400,960

8.  PROPERTY AND EQUIPMENT

As of December 31, 2010 and 2009, Property and Equipment and the estimated lives used in the computation of depreciation is as follows:

	2010	2009

Machinery and equipment	$93,764	$9,125
Purchased Software	10,000	-
Molds and Tooling	230,830	211,240
Furniture and fixtures	18,288	-
Therapy Devices	44,412	-
Internally Developed Software	540,000	-
	937,294	220,365

Less: Accumulated depreciation and amortization	(164,106)	(29,356)

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

	2010	2009
Property and Equipment, net	$773,188	$191,009

Estimated useful lives of property and equipment are as follows:

Therapy devices	3 years
Computer equipment and software	3 years
Furniture and fixtures	7 years
Machinery and office equipment	5 years
Internally Developed Software	5 years

9.   INTANGIBLE ASSETS

As of December 31, 2010 and 2009, Intangible Assets consists of:

	December 31,
	2009	2008
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$381,740	$123,166
Accumulated Amortization	(48,668)	(29,462)
	$333,072	$93,704

Intangible assets not subject to amortization
Trademarks	130,000	-

Amortization expense for the periods ended December 31, 2010 and 2009 was $21,539 and $14,046, respectively.

10.   EQUITY

Certain Equity Transactions

On January 11, 2010, in accordance with the terms prescribed in Vycor Preferred Stock - Series A Convertible Preferred Stock ("New Preferred Shares"), a total of 531,376,500 New Preferred Shares held by Fountainhead were automatically converted into the same number of common shares. The New Preferred Shares had been issued to Fountainhead on conversion of $300,000 debentures in connection with a debt restructuring effective December 29, 2009.

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

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

11.   AMENDMENTS TO ARTICLES OF INCORPORATION OR BY-LAWS

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

12.   SHARE-BASED COMPENSATION

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

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the years ended December 31, 2010 and 2009.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted average exercise price per share

Outstanding at January 1, 2009	6,460,920	$0.39
Granted	32,900,132	0.007
Exercised	-	-
Cancelled or expired	(3,867,880)	0.26
Outstanding at January 1, 2010	35,493,172	$0.03
Granted	90,191,077	0.015
Exercised	-	-
Cancelled or expired	(9,079,473)	0.015
Outstanding at December 31, 2010	116,604,776	$0.019

STOCK OPTIONS:
	Number of shares	Weighted average exercise price per share
Outstanding at January 1, 2009	1,050,000	$0.14
Granted	-	-
Exercised	-	-
Cancelled or expired	(50,000)	0.14
Outstanding at January 1, 2010	1,000,000	$0.14
Granted	-	-
Exercised	-	-

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

	Number of shares	Weighted average exercise price per share
	Number of shares	Weighted average exercise price per share
Cancelled or expired	(166,667)	0.14
Outstanding at December 31, 2010	833,333	$0.14

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

Non-Employee Stock Based Compensation

Under the terms of a consulting agreement dated February 2010, the Company issued fully vested warrants to Fountainhead to purchase up to 39,063,670 shares of the Company's common stock at $0.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. The fair value of these warrants was estimated using the Black-Scholes option pricing model and is being amortized over the two-year life of the consultancy agreement. For the year ended December 31, 2010, $158,698 was recognized as share-based compensation in connection with this agreement.

Under the terms of a twelve month sales and marketing consulting agreement dated March 2010, the Company issued 750,000 shares of its Common Stock to Joe Simone, valued at $9,375. For the year ended December 31, 2010, $7,604 was recognized as share-based compensation in connection with this agreement.

During the year ended December 31, 2010, the Company issued an aggregate 1,150,000 of shares of common stock to Steven Girgenti for services rendered to the board of directors. For the year ended December 31, 2010, $20,000 was recognized as share-based compensation for the issuance of these shares.

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

During the year ended December 31, 2010, the Company issued an aggregate 262,500 of shares of common stock to Konstantin V. Slavin and 300,000 to Ramin Rak for services rendered to the board of directors. For the year ended December 31, 2010, $11,250 was recognized as share-based compensation for the issuance of these shares.

Under the terms of an Extension of Funding Commitment agreement dated September 2010, the Company issued warrants to Fountainhead to purchase up to 50,627,407 shares of the Company's common stock at $0.0175 per share. The warrants are valid from September 29, 2010 for a period of five years. The fair value of these warrants was estimated using the Black-Scholes model and is being amortized over the life of the agreement to August 30, 2011. For the year ended December 31, 2010, $126,043 was recognized as share-based compensation in connection with this agreement.

Under the terms of a one year consulting agreement dated December 6, 2010, the Company issued warrants to Market Media Connect, LLC to purchase up to 500,000 shares of the Company's common stock at $0.07 per share. The warrants are valid from December 1, 2010 for a period of three years. The fair value of these warrants was estimated using the Black-Scholes model and is being amortized over the life of the consulting agreement. For the year ended December 31, 2010, $278 was recognized as share-based compensation in connection with this agreement.

Aggregate stock-based compensation expense charged to operations on employee options and on stock and warrants granted to the above non-employees for the year ended December 31, 2010 is $381,718. As of December 31, 2010, there was approximately $600,034 of total unrecognized compensation costs related to warrant and stock awards and non-vested options, which are expected to be recognized over a weighted average period of approximately 0.76 years

Stock-based compensation expenses related to employee options and warrants granted to non-employees are recognized as the stock options and warrants are earned. The fair value of the stock options or warrants granted is estimated at the grant date, using the Black-Scholes option pricing model, and the expense is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant.  The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes option pricing model on the basis of the fair value of the underlying common stock on the measurement date, adjusted for the unique characteristics of those equity instruments, using the assumptions noted in the table below. The fair value of the common stock is determined by the then-prevailing private placement purchase price. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options and warrants was based upon the life of the option, and the risk-free rate used was based on the U.S. Treasury Constant Maturity rate.

The following assumptions were used in calculations of the Black-Scholes option pricing model in the years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009
Risk-free interest rates	0.10-2.39%	0.10%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	96%	96%
Vycor Common Stock fair value	$0.0125-$0.019	$0.0125

13. INCOME TAXES

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

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

gross deferred tax assets as follows:

	December 31, 2010	December 31, 2009
Gross deferred tax assets	1,573,000	1,032,500
Valuation allowance	(1,573,000)	(1,032,500)
Net deferred tax asset	—	—

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

14.   COMMITMENTS AND CONTINGENCIES

Lease

The Company executed a lease agreement for administrative office space at its current location of 3651 FAU Boulevard, Boca Raton, Florida. The lease term is 12 months from December 1, 2010. Rental expense for the year ended December 31, 2010 and 2010 were $56,795 and $20,351, respectively.

15. RELATED PARTY TRANSACTIONS

In January 2010 the Company issued a convertible debenture for $74,500 to Fountainhead Capital Management Limited ("Fountainhead"), holder of approximately 72.6% of the common shares of the Company, as more fully disclosed in Note 6 of the Notes to the Financial Statements. This debenture was repaid in May 2010

In February 2010 the Company issued a convertible debenture for $70,000 to Fountainhead, as more fully disclosed in Note 6 of the Notes to the Financial Statements.

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

In March 2010 the Company issued a convertible debenture for $102,000 to Fountainhead, as more fully disclosed in Note 6 of the Notes to the Financial Statements. This debenture was repaid in May 2010

In May 2010 the Company issued a convertible debenture for $45,000 to Fountainhead, as more fully disclosed in Note 6 of the Notes to the Financial Statements. This debenture was repaid in May 2010.

In September 2010 the Company issued a convertible debenture for $85,000 to Fountainhead, as more fully disclosed in Note 6 of the Notes to the Financial Statements.

In September 2010 the Company entered into a new agreement with Fountainhead under which Fountainhead agreed to extend a previously disclosed agreement to fund or procure funding for Vycor Medical's monthly operating expenses for through August

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

2011. Under the terms of the agreement, the Company issued warrants to Fountainhead to purchase up to 50,627,407 shares of the Company's common stock at $.0175 per share. The warrants are valid from September 29, 2010 for a period of five years.

In October 2010 the Company issued a convertible debenture for $90,000, and a $77,500 non-convertible debenture to Fountainhead, as more fully disclosed in Note 6 of the Notes to the Financial Statements.

In November 2010 the Company issued a non-convertible debenture for $322,500, as more fully disclosed in Note 6 of the Notes to the Financial Statements.

In November 2010 the Company issued an unsecured, subordinated loan note to Fountainhead for $20,000. The note was repaid in December 2010.

In November 2010 the Company issued a convertible debenture for $350,000 to Peter Zachariou, a director of the Company, as more fully disclosed in Note 6 of the Notes to the Financial Statements. In December 2010 $50,000 of this debenture was repaid and the convertible rights removed.

In January, February and March 2011 the Company issued unsecured, subordinated loan notes to Fountainhead for a total of $99,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011

In January 2011 the Company issued an unsecured, subordinated loan note to Peter Zachariou, a director of the Company for $15,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011

In February 2011 the Company issued an unsecured, subordinated loan note to Peter Zachariou, a director of the Company for $40,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011

In February 2011 the Company issued an unsecured, subordinated loan note to David Cantor, a director of the Company for $10,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due April 30, 2011

16. SUBSEQUENT EVENTS

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

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Kenneth T. Coviello	2010	$153,989	—	—	$29,212	—	—	$12,578	$195,779
(Chief Executive Officer)	2009	$102,230	—	$162,477	$29,212	—	—	$21,813	$315,732

Heather N. Vinas	2010	$72,739	—	—	$29,212	—	—	$9,184	$111,135
(Former President)	2009	$102,230	—	$162,477	$29,212	—	—	$26,644	$320,563

David Cantor	2010	$—	—	—	—	—	—	—	—
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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Kenneth Coviello	5,284,587	*
Common Stock	Heather N. Vinas	5,284,587	*
Common Stock	Pascale Mangiardi	—	0.00%
Common Stock	Steven Girgenti	1,378,948	*
Common Stock	Adrian Christopher Liddell	--	0.00%
Common Stock	Marc David Cantor	--	0.00%
Common Stock	Peter C. Zachariou	--	0.00%

Common Stock	All executive officers and directors as a group	11,947,462	1.6%
Common Stock	Fountainhead Capital Management Limited Portman House Hue Street, St. Helier, Jersey JB4 5RP	531,376,500	72.6%

*       Less than 1%

(1)	In determining beneficial ownership of our common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of common stock owned by a person or entity on March 28, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 28, 2011 (732,317,876 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	In addition, in determining the percent of common stock owned by a person or entity on March 28, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on March 28, 2011 (732,317,876 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In January 2010 the Company issued a convertible debenture for $74,500 to Fountainhead Capital Management Limited ("Fountainhead"), holder of approximately 72.6% of the common shares of the Company, as more fully disclosed in Note 6 of the Notes to the Financial Statements. This debenture was repaid in May 2010

In February 2010 the Company issued a convertible debenture for $70,000 to Fountainhead, as more fully disclosed in Note 6 of the Notes to the Financial Statements.

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

In March 2010 the Company issued a convertible debenture for $102,000 to Fountainhead, as more fully disclosed in Note 6 of the Notes to the Financial Statements. This debenture was repaid in May 2010

In May 2010 the Company issued a convertible debenture for $45,000 to Fountainhead, as more fully disclosed in Note 6 of the Notes to the Financial Statements. This debenture was repaid in May 2010.

In September 2010 the Company issued a convertible debenture for $85,000 to Fountainhead, as more fully disclosed in Note 6 of the Notes to the Financial Statements.

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

In October 2010 the Company issued a convertible debenture for $90,000, and a $77,500 non-convertible debenture to Fountainhead, as more fully disclosed in Note 6 of the Notes to the Financial Statements.

In November 2010 the Company issued a non-convertible debenture for $322,500, as more fully disclosed in Note 6 of the Notes to the Financial Statements.

In November 2010 the Company issued an unsecured, subordinated loan note to Fountainhead for $20,000. The note was repaid in December 2010.

In November 2010 the Company issued a convertible debenture for $350,000 to Peter Zachariou, a director of the Company, as more fully disclosed in Note 6 of the Notes to the Financial Statements. In December 2010 $50,000 of this debenture was repaid and the convertible rights removed.

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

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm (updated)

•Balance Sheets as of December 31, 2010 and 2009 (audited) (restated)

•Statements of Operations for the years ended December 31, 2010 and 2009 (audited) (restated)

•Statements of Stockholders' Equity (Deficit) from January 1, 2009 to December 31, 2010 (audited) (restated)

•Statement of Cash Flows for the years ended December 31, 2010 and 2009 (restated)

•Notes to Financial Statements (audited) (restated)

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