Form 10-Q/A
period 2011-03-31
VYCOR MEDICAL INC
filed 2011-09-02
CIK 1424768

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

There were 741,206,784 shares outstanding of registrant's common stock, par value $0.0001 per share, as of May 6, 2010.

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

EXPLANATORY NOTE

Vycor Medical, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the period ended March 31, 2011, originally filed May 13, 2011 (the "Original Filing") to amend and restate the following previously-filed consolidated financial statements and related disclosures (the "Restatement"): (1) our unaudited consolidated financial statements as of and for the periods ended March 31, 2011 and March 31, 2010 and the notes thereto contained in Part I, Item 1 of this Amendment (including our audited balance sheet for the period ended December 31, 2010 included in such financial statements); (2) management's discussion and analysis of financial condition and results of operations as of and for the quarters ended March 31, 2011 and 2010 contained in Part I, Item 2 of this Amendment.

Financial information related to the quarters ended March 31, 2011 and 2010 and the fiscal year ended December 31, 2010 included in the report on Form 10-Q previously filed by us and all related earnings press releases and similar communications issued by us during these periods, should not be relied upon. In the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.

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

Following discussions with the Company's independent registered public accounting firm, the Company's management met on August 12, 2011 with the Company's Board of Directors, which concluded that the Company's previously issued consolidated financial statements: (i) for the years ended December 31, 2009 and 2010 (the "Annual Financial Statements") included in the Company's Annual Reports on Form 10-K for the years then ended (the "Annual Reports"); and (ii) for the interim periods ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 (collectively, the "Quarterly Financial Statements") included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 respectively (the "Quarterly Reports") should no longer be relied upon and that the Company should, as soon as practicable, file with the SEC amendments to the aforementioned Annual Reports and Quarterly Reports to restate such Annual Financial Statements and Quarterly Financial Statements to properly record the warrants and beneficial conversion features and to make related adjustments and disclosures in connection therewith. This Amendment to the Form 10-Q for the quarter ended March 31, 2011 incorporates such restatement for the periods presented in this report.

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

(iv)for the three and nine months ended September 30, 2010 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010; and

(v)for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2011.

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

Part I:

Item 1: Financial Statements;

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations;

Item 4: Controls and Procedures

Part II:

Item 6: Exhibits

We have not modified or updated disclosures presented in our original quarterly report on Form 10-Q, except as required to reflect the effects of this Restatement. Accordingly, this Form 10-Q/A does not reflect events occurring after the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing on May 13, 2011. References to the quarterly report on Form 10-Q herein shall refer to the quarterly report on Form 10-Q originally filed on May 13, 2011.

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets (Restated)

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS

Current Assets

Cash	$188,344	$127,081
Accounts receivable	84,187	76,460
Inventory	54,622	52,360
Prepaid expenses	491,966	645,302
Total Current Assets	819,119	901,203

Fixed assets, net	736,809	773,188

Intangible and Other assets:
Trademarks	130,000	130,000
Patents, net of accumulated amortization	326,853	333,072
Website, net of accumulated amortization	3,155	3,932
Security deposits	13,399	12,299
	473,407	479,303

TOTAL ASSETS	$2,029,335	$2,153,694

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$210,260	$114,447
Accrued interest	59,978	36,992
Accrued liabilities	388,996	406,998
Other current liabilities	148,215	106,162
Notes payable	1,894,574	1,400,381

TOTAL LIABILITIES	2,702,023	2,064,980

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 732,317,876 and 724,488,929 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	73,232	72,449
Additional Paid-in Capital	7,085,323	6,902,427
Accumulated Deficit	(7,818,863)	(6,883,163)
Accumulated Other Comprehensive Income	(12,380)	(2,999)

	(672,688)	88,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,029,335	$2,153,694

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Operations (Restated)

	For the three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)

Revenue	$145,122	$64,285

Cost of Goods Sold	22,373	12,588

Gross Profit	122,749	51,697

Operating expenses:
Research and development	23,852	4,886
Depreciation and Amortization	49,405	9,773
Stock Compensation	208,219	87,790
General and administrative	752,510	276,184

Total Operating expenses	1,033,986	378,633

Operating loss	(911,237)	(326,936)

Other expense
Interest expense	(23,921)	(12,605)
Total Other expense	(23,921)	(12,605)

Net Loss Before Taxes	(935,158)	(339,541)

Taxes	(542)	(2,078)

Net Loss	$(935,700)	$(341,619)

Loss Per Share
Basic and diluted	$(0.001)	$(0.001)

Weighted Average Number of Shares Outstanding	726,735,567	614,555,497

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows (Restated)

	For the three months ended March 31
	2011 (unaudited)	2010 (unaudited)
Cash flows from operating activities:
Net loss	$(935,700)	$(341,619)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	14,047	4,036
Depreciation of fixed assets	39,087	5,737
Amortization of debt discount expense	325	-
Share based compensation	208,219	87,790

Changes in assets and liabilities:
Accounts receivable	(7,728)	(21,940)
Inventory	(2,263)	(17,312)
Prepaid expenses	(20,087)	(40,875)
Security deposit	(1,100)	(1,283)
Accounts payable	95,814	(46,392)
Accrued interest	22,986	9,271
Accrued liabilities	(18,002)	30,780
Other current liabilities	42,053	-

Cash used in operating activities	(562,349)	(331,807)
Cash flows used in investing activities:
Purchase of fixed assets	(1,208)	(1,931)
Acquisition of patents	(7,828)	(12,272)
Cash used in investing activities	(9,036)	(14,203)
Cash flows from financing activities:
Proceeds from sale of equity - Common stock	144,000	-
Proceeds from sale of equity - Series B preferred	-	140,000
Proceeds from short term Notes Payable	504,000	246,500
Repayment of short term Notes Payable	(5,249)	-
Cash provided by financing activities	642,751	386,500
Foreign currency translation adjustment	(10,103)	-
Net increase in cash	61,263	40,490
Cash at beginning of period	127,081	12,771
Cash at end of period	$188,344	$53,261
Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-
Taxes paid	$542	$2,078
Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$4,143	$803,690

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2010, which has been derived from restated audited financial statements, and the accompanying unaudited condensed financial statements have been prepared by Vycor Medical, Inc. (together with its consolidated subsidiaries, the "Company" or "Vycor") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2010, as amended and restated. Certain prior period amounts have been reclassified to conform to the current presentation. All financial information included in these Notes relating to the Company's financial position as of December 31, 2010 and results of operations for the interim periods ended March 31, 2011 and 2010 have been restated to give effect to the accounting corrections discussed in Note 5

2.  FORMATION AND BUSINESS OF THE COMPANY

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

3.   GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $935,700 for the three months ended March 31, 2011, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of March 31, 2011 the Company had a stockholders' deficiency of $672,688 and cash and cash equivalents of $188,344. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Under a previously disclosed agreement entered into with Fountainhead Capital Management Limited ("Fountainhead"), Fountainhead agreed to fund or procure funding for Vycor Medical's monthly operating expenses through September 2010 subject to the Company meeting certain financial benchmarks. The Company entered into a new agreement on September 29, 2010 under which Fountainhead agreed to extend this commitment for Vycor Medical's operating expenses through August, 2011.

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

The Company has no items that are subject to these standards as of March 31, 2011.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,	March 31,
	2011	2010
Stock options outstanding	833,333	1,000,000
Warrants to purchase common stock	131,665,306	74,364,268
Debentures convertible into common stock	57,414,223	49,068,960
Total	197,412,862	124,433,228

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

5.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2011, the Company filed with the SEC a Current Report on Form 8-K, to report management's determination that the Company's financial statements for the quarter ended March 31, 2011, included in its Quarterly Report on Form 10-Q filed with the SEC on May 14, 2011 (the "2011 Form 10-Q"), should no longer be relied upon due to incorrect accounting in such financial statements with respect to warrants issued in connection with service agreements and for the beneficial conversion feature of certain convertible debentures.  The Company determined that the historical financial statements for the quarter ended March 31, 2011 included in the Company's 2011 Form 10-Q require restatement to properly record these warrants and beneficial conversion features.

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

(iv)for the three and nine months ended September 30, 2010 included in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010; and

(v)for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2011.

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

The tables below show the effects of the restatements on (i) the Company's consolidated balance sheets as of March 31, 2011 and December 31, 2010, (ii) the consolidated statements of operations for the three months ended March 31, 2011 and 2010, and (iii) the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. These adjustments are non-cash items and do not impact the Company's operating activities or cash flows from operations in any way.

				Vycor Medical, Inc. Consolidated Balance Sheets
	March 31, 2011				December 31, 2010
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated
Prepaid Expenses	124,948	367,018	a	491,966	106,782	538,520	a	645,302
Total Current Assets	452,101	367,018		819,119	362,683	538,520		901,203
Total Assets	1,662,317	367,018		2,029,335	1,615,174	538,520		2,153,694
Notes Payable	1,865,069	29,505	b	1,894,574	1,344,300	56,081	b	1,400,381
Total Liabilities	2,672,518	29,505		2,702,023	2,008,899	56,081		2,064,980
Additional Paid-in Capital	6,595,926	489,397	a,b	7,085,323	6,375,175	527,252	a,b	6,902,427
Accumulated Deficit	(7,666,979)	(151,884)	c,d	(7,818,863)	(6,838,350)	(44,813)	c,d	(6,883,163)
Total Stockholders' Equity (Deficit)	(1,010,201)	337,513		(672,688)	(393,725)	482,439		88,714
Total Liabilities and Stockholders' Equity	1,662,317	367,018		2,029,335	1,615,174	538,520		2,153,694

	Vycor Medical, Inc. Consolidated Statements of Operations For the Three Months Ended
	March 31, 2011				March 31, 2010
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated
Stock Compensation	79,455	128,764	c	208,219	60,068	27,722	c	87,790
General and administrative	752,510	-	c	752,510	281,756	(5,572)	c	276,184
Total Operating Expenses	905,222	128,764		1,033,986	358,651	22,150		380,801
Total Operating Loss	(782,473)	(128,764)		(911,237)	(306,864)	(22,150)		(329,014)
Interest Expense	(45,614)	(21,693)	d	(23,921)	(69,137)	(56,532)	d	(12,605)
Total Other Income (Expense)	(45,614)	21,693		(23,921)	(69,137)	56,532		(12,605)
Net Loss	(828,629)	(107,071)		(935,700)	(376,001)	34,382		(341,619)
Net Loss per share	(0.001)	(0.000)		(0.001)	(0.001)	0.000		(0.001)

	Vycor Medical, Inc. Consolidated Statements of Cash Flows For the Three Months Ended
	March 31, 2011				March 31, 2010
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated
Net Loss	(828,629)	(107,071)		(935,700)	(376,001)	34,382		(341,619)
Amortization of Debt Discount Expense	22,018	(21,693)	d	327	56,532	(56,532)	d	(0)
Share-based compensation	79,455	128,764	c	208,219	70,068	17,722	c	87,790
Changes in Accrued liabilities	(18,002)	-		(18,002)	26,352	4,428		30,780
Cash used in operating activities	(562,349)	-		(562,349)	(331,807)	-		(331,807)

	Vycor Medical, Inc. Consolidated Statements of Cash Flows For the Three Months Ended
	March 31, 2011			March 31, 2010
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Cash used in investing activities	(9,036)	-	(9,036)	(14,203)	-	(14,203)
Cash provided by financing activities	642,751	-	642,751	386,500	-	386,500
Foreign currency translation adjustments	(10,103)	-	(10,103)	-	-
Net Increase in Cash	61,263	-	61,263	40,490	-	40,490

Notes:
a	Grant date fair value of warrants issued for consulting services
b	Elimination debt discount where no Beneficial Conversion Feature exists
c	Net change in expense from converting amortization period from life of warrant to life of service agreement
d	Reversal of BCF amortization where no Beneficial Conversion Feature exists

6.   NOTES PAYABLE

As of March 31, 2011 and December 31, 2010 Notes Payable consists of:

	March 31, 2011	December 31, 2010
On December 29, 2009, in conjunction with a debt restructuring, the Company issued a convertible debenture in the amount of $371,362 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, was due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011 and on March 28, 2011 this was further extended to August 31, 2011.	371,362	371,362

On February 3, 2010 the Company issued a convertible debenture in the amount of $70,000 payable Fountainhead. This debenture accrues interest rate of 6% per annum, is due August 31, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011 and on March 28, 2011 this was further extended to August 31, 2011.	70,000	70,000

On September 30, 2010, the Company issued a convertible debenture in the amount of $85,000 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, is due August 31, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation.	85,000	85,000

	March 31, 2011	December 31, 2010
On October 14, 2010, the Company issued a convertible debenture in the amount of $90,000 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, is due August 31, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation.	90,000	90,000

On October 26, 2010, the Company issued a debenture in the amount of $77,500 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, is due on the earlier of August 31, 2011 or the date of receipt by the Company of cash from fundraisings in excess of a cumulative $3 million from October 26, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.	77,500	77,500

On November 15, 2010, the Company issued a debenture in the amount of $322,500 payable to Fountainhead. This debenture accrues interest rate of 6% per annum, is due on the earlier of August 31, 2011 or the date of receipt by the Company of cash from fundraisings in excess of a cumulative $3 million from October 26, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions.	322,500	322,500

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is due on the earlier of August 31, 2011 or the date of receipt by the Company of cash from fundraisings in excess of a cumulative $3 million from October 26, 2010, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation. On December 20, 2011, the Company repaid $50,000 of this debenture and removed the convertible rights.	300,000	300,000

On December 3, 2010, the Company issued a debenture in the amount of $40,000 payable to Berardino Investment Group. This debenture accrues interest rate of 6% per annum, is due June 30, 2011, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation.	40,000	40,000

In January, February and March 2011 the Company issued short term, unsecured notes in the amount of $15,000, $64,000 and $20,000 respectively, payable to Fountainhead. The notes accrue interest rate of 6% per annum, are due May 30, 2011 and are junior to the secured convertible and non-convertible debentures of the Company.	99,000	-

	March 31, 2011	December 31, 2010
In January and February 2011 the Company issued short term, unsecured notes in the amount of $15,000 and $40,000 respectively, payable to Peter Zachariou, a Director of the Company. The notes accrue interest rate of 6% per annum, are due May 30, 2011 and are junior to the secured convertible and non-convertible debentures of the Company.	55,000	-

In February 2011 the Company issued short term, unsecured notes in the amount of $10,000 payable to David Cantor, a Director of the Company. The notes accrue interest rate of 6% per annum, are due May 30, 2011 and are junior to the secured convertible and non-convertible debentures of the Company.	10,000	-

In February and March 2011 the Company issued short term, unsecured notes in the amount of $10,000 and $30,000 respectively, payable to Craig Kirsch. The notes accrue interest rate of 6% per annum, are due May 30, 2011 and are junior to the secured convertible and non-convertible debentures of the Company. These notes were repaid on April 12, 2011.	40,000	-

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. The term note bears interest at 16% per annum and is due June 25, 2011. In connection with the loan the company also issued warrants to purchase 400,000 shares of Company common stock at an exercise price of $0.03 per share for a period of three (3) years.	300,000	-

Unsecured, non-interest bearing loan from the chief executive of NovaVision AG, who advanced a total of €33,000 to NovaVision AG, which is being repaid in monthly installments to December 31, 2011. As of March 31, and December 31, 2010 the remaining balance is €27,500 and €33,000, respectively.	38,770	44,019

Total Notes Payable:	$1,899,132	$1,400,381

The following is a schedule of future minimum loan payments:

Twelve months ending March 31,	Amount
2011	$1,899,132
2012	-
2013	-
2014	-
2015	-
Thereafter	-
Total	$1,899,132

As of March 31, 2011, $1,356,362 of Company's notes payable are secured by a first security interest in all of the assets of the Company. The Company determines the existence of a beneficial conversion feature of its convertible debt under the guidance of ASC Topic 470 by assessing the intrinsic value of such conversion feature at the time of issuance. For each of the convertible debt instruments set out above, the fair value of the stock on the date of issue was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

7.   SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, devices for neurosurgery; and NovaVision, neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Set out below are the revenues, gross profits and total assets for each segment.

	Three months ended March 31,
	2011 (restated)	2010 (restated)
Revenue:
Vycor Medical	$99,842	$64,285
NovaVision	45,280	-
Total Revenue	$145,122	$64,285
Gross Profit:
Vycor Medical	92,724	51,697
NovaVision	30,025	-
Total Gross Profit	$122,749	$51,697

	March 31,	December 31,
	2011 (restated)	2010 (restated)
Total Assets:
Vycor Medical	1,014,064	1,085,680
NovaVision	1,015,271	1,068,014
Total Assets	$2,029,335	$2,153,694

(b) Geographic information

The Company operates in two geographic segments, the United States and Germany. Set out below are the revenues, gross profits and total assets for each segment.

	Three months ended March 31,
	2011 (restated)	2010 (restated)
Revenue:
United States	$104,009	$64,285
Germany	41,113	-
Total Revenue	$145,122	$64,285
Gross Profit:
United States	93,892	51,697
Germany	28,867	-
Total Gross Profit	$122,749	$51,697

	March 31,	December 31,
	2011 (restated)	2010 (restated)
Total Assets:
United States	1,981,195	2,084,029
Germany	48,140	69,665
Total Assets	$2,029,335	$2,153,694

8.  PROPERTY AND EQUIPMENT

As of March 31, 2011 and December 31, 2010, Property and Equipment and the estimated lives used in the computation of depreciation is as follows:

	March 31,	December 31,
	2011	2010

Machinery and equipment	$98,470	$93,764
Purchased Software	11,208	10,000
Molds and Tooling	230,830	230,830
Furniture and fixtures	19,328	18,288
Therapy Devices	45,175	44,412
Internally Developed Software	540,000	540,000
	945,011	937,294

Less: Accumulated depreciation and amortization	(208,202)	(164,106)

Property and Equipment, net	$736,809	$773,188

Estimated useful lives of property and equipment are as follows:

Therapy devices	3 years
Computer equipment and software	3 years
Furniture and fixtures	7 years
Machinery and office equipment	5 years
Internally Developed Software	5 years

9.   INTANGIBLE ASSETS

As of March 31, 2011 and December 31, 2010, Intangible Assets consists of:

	March 31,	December 31,
	2011	2010
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$389,568	$381,740
Accumulated Amortization	(62,715)	(48,668)
	$326,853	$333,072

Intangible assets not subject to amortization
Trademarks	130,000	130,000

Amortization expense for the periods ended March 31, 2011 and December 31, 2010 was $14,047 and $21,539, respectively.

10.   EQUITY

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the three months ended March 31, 2011 and 2010.

Initial grants totaling 500,000 shares each were issued on February 13, 2008 to Kenneth T. Coviello, Chief Executive Officer and Heather N. Vinas, President at an exercise price of $0.135 per share.  The options vest 33 1/3 % on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas' resignation as President of the Company in May 2010, 166,667 options were cancelled. Accordingly, for the three months ended March 31, 2011, the Company recognized share-based compensation of $28,920 only for the grant to Kenneth T. Coviello.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:
	Number of shares	Weighted average exercise price per share

Outstanding at January 1, 2010	35,493,172	$0.030
Granted	90,191,077	0.015
Exercised	-	-
Cancelled or expired	(9,079,473)	0.015
Outstanding at January 1, 2011	116,604,776	$0.019
Granted	15,110,530	0.030
Exercised	-	-
Cancelled or expired	(50,000)	0.500
Outstanding at March 31, 2011	131,665,306	$0.020

STOCK OPTIONS:
	Number of shares	Weighted average exercise price per share
Outstanding at January 1, 2010	1,000,000	$0.14
Granted
Exercised
Cancelled or expired	(166,667)	0.14
Outstanding at January 1, 2011	833,333	$0.14
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-

	Number of shares	Weighted average exercise price per share
Outstanding at March 31, 2011	833,333	$0.14

The weighted-average remaining contractual life of outstanding warrants and options is 1.86 and 7.88 years, respectively.

Non-Employee Stock Based Compensation

Under the terms of a consulting agreement dated February 2010, the Company issued warrants to Fountainhead Capital Management to purchase up to 39,063,670 shares of the Company's common stock at $0.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the two-year life of the consultancy agreement. For the three months ended March 31, 2011, $44,774 was recognized as share-based compensation in connection with this agreement.

During the three months ended March 30, 2011, the Company issued 250,000 shares of common stock to Steven Girgenti for services rendered to the board of directors. For the three months ended March 30, 2011, $5,000 was recognized as share-based compensation for the issuance of these shares

Under the terms of a twelve month sales and marketing consulting agreement dated March 2010, the Company issued 750,000 shares of its Common Stock to Joe Simone, valued at $9,375. For the three months ended March 31, 2011, $1,771 was recognized as share-based compensation in connection with this agreement.

Under the terms of an Extension of Funding Commitment agreement dated September 2010, the Company issued warrants to Fountainhead Capital Management to purchase up to 50,627,407 shares of the Company's common stock at $0.0175 per share. The warrants are valid from September 29, 2010 for a period of five years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the agreement to August 30, 2011. For the three months ended March 31, 2011, $126,043 was recognized as share-based compensation in connection with this agreement.

Under the terms of a consulting agreement dated December 6, 2010, the Company issued a warrant to Market Media Connect, LLC to purchase up to 500,000 shares of the Company's common stock at $0.07 per share. The warrant is valid from December 1, 2010 for a period of three years. This warrant was fair valued under the Black-Scholes Model and amortized over the life of the consulting agreement. For the three months ended March 31, 2011, $835 was recognized as share-based compensation in connection with this agreement.

In March 2011 the Company entered into a one year consultancy agreement with Mr. Jerold Ginder, a sales executive of Stryker Corporation, effective April 1, 2011. Mr. Ginder has extensive experience in sales and marketing and the development of medical device products, and has contacts which will be of use to the Company. Under the terms of the one year agreement, which the Company has the right to terminate with 30 days notice, Mr. Ginder will receive $5,000 a month and 18,000,000 restricted shares of common stock of the Company. The stock has been valued by the Company at $360,000 and will be amortized over the life of the agreement as share-based compensation expense.

Stock-based compensation expense charged to operations on employee options and on stock and warrants granted to the above non-employees for the three months ended March 31, 2011 is $178,423. As of March 31, 2011, there was approximately $367,018 of total unrecognized compensation costs related to non-vested option, warrant and stock awards, which are expected to be recognized over a weighted average period of approximately 0.61 years.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model in the periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Risk-free interest rates	1.26%	2.39%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	96%	96%
Vycor Common Stock fair value	$0.010-$0.020	$0.0125

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

14. CONSULTING AND OTHER AGREEMENTS

In March 2011 the Company entered into a consultancy agreement with Mr. Jerold Ginder, a sales executive of Stryker Corporation. Mr. Ginder has extensive experience in sales and marketing and the development of medical device products, and has contacts which will be of use to the Company. Under the terms of the one year agreement, which the Company has the right to terminate with 30 days notice, Mr. Ginder will receive $5,000 a month and 18,000,000 restricted shares of common stock of the Company.

15. RELATED PARTY TRANSACTIONS

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

16. SUBSEQUENT EVENTS

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

Restatement

With this amendment to our Quarterly Report on Form 10-Q, we have restated the following previously filed consolidated financial statements, data and related disclosures:

(1) our unaudited consolidated financial statements as of and for the periods ended March 31, 2011 and March 31, 2010 and the notes thereto contained in Part I, Item 1 of this Amendment (including our audited balance sheet for the period ended December 31, 2010 included in such financial statements);

(2) management's discussion and analysis of financial condition and results of operations as of and for the quarters ended March 31, 2011 and 2010 contained in Part I, Item 2 of this Amendment.

The Restatement results from our management's determination subsequent to the issuance of our financial statements for the quarter ended March 31, 2011 that we had not properly accounted for warrants issued in connection with certain service agreements and for the beneficial conversion feature of certain convertible debentures. Specifically, management, following discussions with the Company's independent registered public accounting firm, determined that the Company had previously not recognized the fair value of warrants issued in connection with certain consulting or other service agreements at the measurement date, and had previously recognized the expense ratably over the life of the warrant. The Company's management further determined that the proper accounting, following the guidance in ASC Topic 505, is to record the fair value of these warrants as a prepaid expense on the date of issuance, and recognize the expense ratably over the life of the underlying service agreement. In addition, the Company had, since December 2009, been determining the existence of a beneficial conversion feature of convertible debt based on the fair value of the conversion feature on the date of issuance, rather than using the intrinsic value of the conversion feature on the date of issuance, as required under ASC Topic 470.

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

Vycor Medical's Products

Viewsite Brain Access System (VBAS)

To access a surgical site in the brain, the surgeon needs to remove part of the skull (craniotomy) and then part (retract) the soft brain tissue to access the target site. The current standard of care utilizes a metal bladeretractor to force the tissue apart; to maintain the opening the blades are attached to a head frame and tension is applied to the tissue

The VBAS series is used by neurosurgeons to access the surgical site in the brain. This is done by inserting the VBAS into the brain tissue and then removing the VBAS introducer, leaving the remaining hollow working channel in place to provide the surgeon with access to the precise location desired for surgery.

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

Vycor Medical has the following certification/licensing:

•Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

•EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

•ISO 13485.2003

•HPB Licensing for Canada

Employees

We currently have 14 full-time employees.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Revenue and Gross Margin:

	2011	2010	% Change
Revenue:
Vycor Medical	$99,842	$64,285	55%
NovaVision	$45,280	$-	NM
	$145,122	$64,285	126%
Cost of Revenue:
Vycor Medical	$(7,117)	$(12,588)	-43%
NovaVision	$(15,256)	$-	NM
	$(22,373)	$(12,588)	79%
Gross Profit
Vycor Medical	$92,724	$51,697	79%
NovaVision	$30,025	$-	NM
	$122,749	$51,697	137%

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

Stock Compensation Expense:

Stock Compensation expense is a non-cash charge for share based compensation as the result of amortizing shares, warrants and options which have been issued by the Company over various periods. The charge in the three months ended March 31, 2011 was $208,219, an increase of $120,429 over $87,790 in the same period in 2010.

General and Administrative Expenses:

General and administrative expenses increased by $476,325 to $752,509 in the three months ended March 31, 2011 from $276,184 for the same period in 2010. This reflects the additional expenses for NovaVision as well as higher levels of marketing activities in Vycor, as follows:

Total G&A expenses for the three months ended March 31, 2011	$276,184
Increase in marketing expenditure and travel costs	81,265
Increase in personnel costs	159,951
Increase in non-cash consulting fees	76,903
Increase in professional and regulatory costs	41,741
Increase in premises costs	58,077
Increase in other operating expenses	58,389

Total G&A expenses for the three months ended March 31, 2011	$752,510

Interest Expense:

Interest expense comprises interest expense on the Company's debt and insurance policy financing. Interest expense in the three months ended March 31, 2011 increased by $11,316 to $23,921 from $12,605 for the same period in 2010.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010	$ Change
Cash	$188,344	$127,081	$61,263
Accounts receivable, inventory and other current assets	630,775	774,122	(143,347)
Total current liabilities	(2,702,023)	(2,064,980)	(637,043)
Working capital (deficit)	$(1,882,904)	$(1,163,777)	$(719,127)
Cash provided by financing activities	$642,751	$386,500	$(256,251)

As of March 31, 2011 we had $188,344 cash, a working capital deficit of $1,882,904 and an accumulated deficit of $7,818,863. The Stockholders' deficit at March 31, 2011 was $672,688. Debt at March 31, 2011, included in the working capital deficit above, was $1,899,130, a change of $498,751 from $1,400,381 at December 31, 2010.

Our operating activities used $562,349 in cash for the three months ended March 31, 2011. Aside from the increased operating expenses discussed above, the Company has reduced accounts payable and accrued payables, and increased operating assets. This is accounted for as follows:

Net cash loss adjusted for change in accrued interest	$(651,036)
Increase in inventory and inventory order deposits	(35,614)
Increase in accounts payable	95,814
Net change in other assets and liabilities	28,487
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

Going Concern

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $935,700 for the three months ended March 31, 2011, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of March 31, 2011 the Company had a stockholders' deficiency of $672,688 and cash and cash equivalents of $188,344. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Not applicable.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Consulting Agreement

On May 12, 2011, the Company entered into a Supplement to a prior Consulting Agreement with Fountainhead Capital Management Limited ("Fountainhead") entered into on February 10, 2010 (amended September 29, 2010) to recognize Fountainhead's expanded responsibilities as a result of the acquisition by the Company of the assets of NovaVision, Inc. Under the terms of the Supplement, commencing January 1, 2011 the Company will pay to Fountainhead an additional monthly retainer of $29,000. This additional monthly retainer shall be accrued and paid out to Fountainhead at the option of Fountainhead as follows: (i) in Vycor stock at any time at $0.0225 per share; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof at any time after June 30, 2011. Notwithstanding, Fountainhead shall have the option to receive up to $5,000 of the additional monthly retainer in cash each month, commencing April 1, 2011. Other than as supplemented, the Consulting Agreement remains in full force and effect according to its terms.

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