Form 10-K/A
period 2009-12-31
VYCOR MEDICAL INC
filed 2011-10-26
CIK 1424768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Vycor Medical, Inc. is filing this Amendment on Form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2009, originally filed March 31, 2010 (the "Original Filing") to amend and restate the following previously-filed consolidated financial statements and related disclosures (the "Restatement"): (1) our audited consolidated financial statements as of and for the years ended December 31, 2009 and the notes thereto contained in Part II, Item 8 of this Amendment and (2) management's discussion and analysis of financial condition and results of operations as of and for the fiscal year ended December 31, 2009 contained in Part II, Item 7 of this Amendment.

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

Paritz & Company, P.A.

Hackensack, New Jersey

March 22, 2011, except for Note 4 as to which the date is August 28, 2011

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

	Number of shares	Weighted average exercise price per share
Balance, January 1, 2006	—	—
Granted	4,144,300	$0.43
Exercised
Cancelled or expired

Outstanding at December 31, 2006	4,144,300	0.43

Granted	1,143,408	0.32
Exercised
Cancelled or expired

Outstanding at December 31, 2007	5,287,708	0.41

Granted	1,365,788	0.31
Exercised
Cancelled or expired	(192,576)	0.24

Outstanding at December 31, 2008	6,460,920	$0.39

Granted	32,900,132	0.01
Exercised
Cancelled or expired	(850,468)	0.26

Outstanding at December 31, 2009	38,510,581	$0.03
STOCK OPTIONS:
	Number of shares	Weighted average exercise price per share
Balance, January 1, 2006
Granted	—	$—
Exercised
Cancelled or expired

Outstanding at December 31, 2006	—	—

Granted
Exercised
Cancelled or expired

Outstanding at December 31, 2007	—	—

Granted	1,050,000	0.14

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

	Number of shares	Weighted average exercise price per share
Exercised
Cancelled or expired

Outstanding at December 31, 2008	1,050,000	$0.14

Granted
Exercised
Cancelled or expired

Outstanding at December 31, 2009	1,050,000	$0.14

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

VYCOR MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES (As Revised).

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2009.

 (b) Management's Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has utilized the framework set forth in the report entitled "Internal Control -- Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting and utilized the additional guidance contained in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.   A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management's Assessment

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

For the year ended December 31, 2009, our management has reassessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the following:

Restatement of Consolidated Financial Statements

On August 12, 2011, the Board of Directors concluded that the Company had not properly accounted for warrants issued in connection with consulting or other service agreements and for the beneficial conversion feature of certain convertible debentures. The Company had previously not recognized the fair value of warrants issued in connection with consulting or other service agreements at the measurement date, and has previously recognized the expense ratably over the life of the warrant. The Company's management has determined that the proper accounting, following the guidance in ASC Topic 505, is to record the fair value of these warrants as a prepaid expense on the date of issuance, and recognize the expense ratably over the life of the underlying service agreement. The Company has, since December 2009, been determining the existence of a beneficial conversion feature of convertible debt based on the fair value of the conversion feature on the date of issuance, rather than using the intrinsic value of the conversion feature on the date of issuance, as required under ASC Topic 470. These items had a material effect on our previously issued consolidated financial statements for the years ended December 31, 2009 and 2010 and for each of the quarters for the year ended December 31, 2010 and the quarter ended March 31, 2011, requiring us to restate the financial statements for such periods. As a result of a deficiency in our internal control over financial reporting relating to the accounting for common stock warrants, as of the end of the period covered by this report our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective.

Remediation Plan

Since the determination regarding this deficiency, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting.  While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards.  Our enhancements included retaining a third party accounting consultant with significant public company experience to review our interpretation and application of new and complex accounting guidance, in consultation with the Company's registered public accounting firm.  Additionally, we have improved communication among our internal staff, our registered public accounting firm, our legal team and our consultant.  Management will continue to review and make necessary changes to the overall design of our internal control environment.

Other than mentioned above, there were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

 (c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  In light of the matters described above with respect to accounting for warrants issued under consulting or other service agreements and the beneficial conversion feature of certain convertible debt, following the end of the fiscal period reported, the Company initiated a continuing re-evaluation of its internal control over financial reporting and implementation of such changes as it may deem appropriate in light of such re-evaluation.

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
October 25, 2011
By:
/s/ Adrian Liddell
________________________

Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)
Date
October 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:
/s/ Kenneth T. Coviello
________________________

Kenneth T. Coviello
Chief Executive and Director (Principal Executive Officer)
Date
October 25, 2011

By:
/s/ Heather Vinas
________________________

Heather Vinas
Director
Date
October 25, 2011
By:
/s/ Pascale Mangiardi
_________________________

Pascale Mangiardi
Director
Date
October 25, 2011
By:
/s/ Steven Girgenti
_________________________

Steven Girgenti
Director
Date
October 25, 2011
By:
/s/ Adrian Christopher Liddell
_________________________

Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)
Date
October 25, 2011
By:
/s/ David Marc Cantor
_________________________

David Marc Cantor
President and Director
Date
October 25, 2011
By:
/s/ Peter C. Zachariou
_________________________

Peter C. Zachariou
Executive Vice President and Director
Date
October 25, 2011