Form 10-K/A
period 2010-12-31
VYCOR MEDICAL INC
filed 2011-10-26
CIK 1424768

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

Intellectual Property

Patent Applications

Vycor Medical has the following granted, but not yet issued, patents:

•      Russia (2009124446) - Surgical Access Instruments for use with Delicate Tissues (Brain)

•      China (200680056889.9) - Surgical Access Instruments for use with Delicate Tissues (Brain)

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

•      A large retrospective VRT study indicated that 88% of patients experience an improvement in at least one of their daily life activities

•      75% of patients experience and improvement in their mobility which is regarded as the most important functional task

•      Time since injury does not seem to matter so historical backlog of patients can be treated

•      Results do not appear to be not age or gender dependent

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

Vycor Medical has the following certification/licensing:

•      Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

•      EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

•      ISO 13485.2003

•      HPB Licensing for Canada

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

General and Administrative Expenses:

General and administrative expenses increased by $909,007 to $1,919,174 for 2010 from $1,101,167 for 2009. Following the recapitalization transaction that closed on December 29, 2009 the board and management of Vycor has embarked on a period of heightened sales and marketing activity and engagement with distributors and hospital customers following a prolonged period of reduced activity in 2009 as a result of capital constraints. This has lead to an increase in the marketing-related costs of the Company. Vycor has also carried out a series of fundraisings since the closing of the recapitalization, which has resulted in additional cash and non-cash expenses.

The increases for 2010 over 2009 are attributable to an increased level of: sales and marketing activity; personnel costs; fundraising fees and related costs and higher levels of consulting, professional and regulatory cost, as follows:

Total G&A expenses for the year ended December 31, 2009	$1,101,167
Increase in marketing expenditure and travel costs	249,182
Increase in personnel costs	228,599
Decrease in personnel costs - non-cash share-based compensation (1)	(324,954)
Increase in fundraising costs	72,500
Increase in consulting fees	90,768
Increase in consulting fees - non-cash share-based compensation (1)	273,769
Increase in professional and regulatory costs	127,910
Increase in other operating expenses	191,233

Total G&A expenses year ended December 31, 2010	$1,919,174

(1) Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The aggregate amount in 2010 was $381,713, a decrease of $51,184 over $432,898 in 2009.

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

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Operations

	For the year ended December 31,
	2010	2009
	(restated)	(restated)

Revenue	$316,450	$199,046

Cost of Goods Sold	48,737	22,482

Gross Profit	267,713	176,564

Operating expenses:
Research and development	15,208	4,761
Depreciation and Amortization	56,801	36,995
General and administrative	1,919,174	1,101,167
Goodwill on Acquisition of Subsidiary	58,027	-
Costs related to Acquisition of Subsidiary	154,203	-

Total Operating expenses	2,203,413	1,142,923

Operating loss	(1,935,700)	(966,359)

Other income (expense)
Interest income	8	257
Interest expense	(45,882)	(248,659)
Forgiveness of previously accrued salaries	-	50,725
Total Other Income (expense)	(45,874)	(197,677)

Net Loss Before Taxes	(1,981,574)	(1,164,036)

Taxes	(2,248)	-

Net Loss	$(1,983,822)	$(1,164,036)

Loss Per Share
Basic and diluted	$(0.003)	$(0.040)

Weighted Average Number of Shares Outstanding	663,168,900	29,183,482

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Stockholders' Equity (Deficiency) (Restated)

		Common	Preferred Stock -	Additional Paid-in	Accumulated
	Shares	Stock	Series B	Capital	Deficit	Total
Balance at January 1, 2009	25,463,455	$25,463	$-	$2,788,415	$(3,735,305)	$(921,427)
Common stock issued in conjunction with Altcar Investments note payable	866,867	$867		$105,758		$106,625
Issuance of stock for consulting fees	91,777	92		17,345		17,437
Share-based compensation for consulting services				32,667		32,667
Share-based compensation - employee options vesting				57,840		57,840
Share-based compensation - Coviello and Vinas, in accordance with FHC recapitalization transaction				324,954		324,954
Retroactive change to par value (see Note 10)		(23,780)		23,780		-
Retroactive reflection of conversion of Series A Preferred Shares in accordance with FHC recapitalization transaction (see Note 9)	531,376,500	53,138		246,862		300,000
Net loss for twelve months ended December 31, 2009					$(1,164,036)	(1,164,036)
Balance at December 31, 2009	557,798,599	$55,780	$-	$3,597,621	$(4,899,341)	$(1,245,940)
Issuance of stock for consulting fees	2,612,500	261		40,364		40,625
Share-based compensation for consulting services				823,693		823,693
Share-based compensation - employee options vesting				57,840		57,840
Purchases of equity - Series B preferred			14	139,986		140,000
Common stock issuance for conversion of Series B preferred and interest	11,768,197	1,177	(14)	5,939		7,102
Common stock issuance for conversion of debt	64,295,200	6,430		797,260		803,690
Purchases of equity - Common stock	87,079,447	8,708		1,425,792		1,434,500
Common stock issuance for satisfaction of accounts payable	934,986	93		13,932		14,025
Net loss for twelve months ended December 31, 2010					$(1,983,822)	(1,983,822)
Accumulated Comprehensive Loss						$(2,999)
Balance at December 31, 2010	724,488,929	$72,449	$-	$6,902,427	$(6,883,163)	$88,714

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

As required under Financial Accounting Standards Board Accounting Standards Codification ("ASC") 805, Business Combinations, the Company commissioned an independent appraisal of the assets acquired which was finalized in March 2011. The Company determined the fair value of the assets acquired pursuant to the acquisition method as defined in ASC 805 and ASC 350, Intangibles-Goodwill and Other. Included in this valuation were assumptions concerning the cost of equity determined via the build-up method, the cost of debt and the weighted average cost of capital. Cash flows as included in the valuation were projected based on historical operations as well as management's projections for future results based on these historical amounts. The trademark valuations were based upon the Relief-from Royalty Method on an after tax basis. The value of the Internally Developed Software was based upon the Multi-period Excess Earnings Method utilizing, among other factors, a discount rate based on the Weighted Average Cost of Capital.

The assets of NovaVision were entered into the Company's consolidated accounts on the basis of this valuation As a result, the Company generated goodwill on acquisition of $58,027 which has been written off as incurred.

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Software Development Costs

The authoritative guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company's software, incurred during the application development stage, are capitalized and amortized using the straight-line

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

method of the estimated life of five years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc.

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

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

	Vycor Medical, Inc. Consolidated Statements of Operations For the Years Ended
	December 31, 2010				December 31, 2009
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated

General and administrative	1,728,227	190,947	c	1,919,174	1,077,411	23,756		1,101,167
Goodwill on Acquisition of Subsidiary	-	(58,027)	f	(58,027)
Costs related to Acquisition of Subsidiary	-	(154,203)	f	(154,203)
Total Operating Expenses	1,800,236	403,177		2,203,413	1,119,167	23,756		1,142,923
Total Operating Loss	(1,532,523)	(403,177)		(1,935,700)	(942,603)	(23,756)		(966,359)
Interest Expense	(214,661)	168,787	d	(45,874)	(249,505)	(1,103)	d	(248,402)
Goodwill on Acquisition of Subsidiary	(58,027)	-	f	58,027
Costs related to Acquisition of Subsidiary	(154,203)	-	f	154,203
Total Other Income (Expense)	(426,891)	381,017		(45,874)	(198,780)	1,103		(197,677)
Net Loss	(1,961,662)	(22,160)		(1,983,822)	(1,141,383)	(22,653)		(1,164,036)
Net Loss per share	(0.003)	(0.000)		(0.003)	(0.039)	(0.001)		(0.040)

	Vycor Medical, Inc. Consolidated Statements of Cash Flows For the Years Ended
	December 31, 2010				December 31, 2009
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated

Net Loss	(1,961,662)	(22,160)		(1,983,822)	(1,141,383)	(22,653)		(1,164,036)
Amortization of Debt Discount Expense	168,785	(168,785)	d	-	146,405	(1,103)	d	145,302
Share-based compensation	152,069	190,795	c	342,864	391,706	23,756	e	415,462
Shares issued for consulting services	40,625	(1,771)		38,854	17,437	-		17,437
Changes in Accrued liabilities	292,385	1,921		294,306	(13,466)	-		(13,466)
Cash used in operating activities	(1,450,270)	-		(1,450,270)	(543,786)	-		(543,786)
Cash used in investing activities	(928,113)	-		(928,113)	(62,133)	-		(62,133)
Cash provided by financing activities	2,489,500	-		2,489,500	422,552	-		422,552
Foreign currency translation adjustments	3,193	-		3,193	-	-		-
Net Increase (Decrease) in Cash	114,310	(0)		114,310	(183,367)	-		(183,367)

Notes:
a	Grant date fair value of warrants issued for consulting services
b	Elimination debt discount where no Beneficial Conversion Feature exists
c	Net change in expense from converting amortization period from life of warrant to life of service agreement
d	Reversal of BCF amortization where no Beneficial Conversion Feature exists
e	Write-off of unamortized balance of share-based consulting fees for terminated agreements
f	Re-presentation of Goodwill and Costs related to Acquisition of Subsidiary as operating expenses rather than non-operating expenses

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES (As Revised).

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2010.

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

For the year ended December 31, 2010, our management has reassessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the following:

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