Form 10-Q
period 2011-09-30
VYCOR MEDICAL INC
filed 2011-11-14
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 September 30, 2011

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

There were 806,157,246 shares outstanding of registrant's common stock, par value $0.0001 per share, as of November 4, 2011.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

	September 30, 2011 (unaudited)	December 31, 2010 (restated)
ASSETS

Current Assets
Cash	$1,833,831	$127,081
Accounts receivable, net	113,575	76,460
Inventory	118,157	52,360
Prepaid expenses and other current assets	1,176,941	645,302
Total Current Assets	3,242,504	901,203

Fixed assets, net	671,607	773,188

Intangible and Other assets:
Trademarks	130,000	130,000
Patents, net of accumulated amortization	343,622	333,072
Website, net of accumulated amortization	5,165	3,932
Security deposits	8,988	12,299
	487,775	479,303

TOTAL ASSETS	$4,401,886	$2,153,694

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$241,889	$114,447
Accrued interest	24,986	36,992
Accrued liabilities	658,098	406,998
Other current liabilities	101,179	90,881
Notes payable - current	1,634,689	1,415,662
	2,660,841	2,064,980
Notes payable - long-term	-	-
TOTAL LIABILITIES	2,660,841	2,064,980

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 63.8 and none issued and outstanding as at September 30, 2011 and December 31, 2010 respectively	$1	$-
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 806,157,246 and 724,488,929 shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively	80,616	72,449
Additional Paid-in Capital	12,461,726	6,902,427
Accumulated Deficit	(10,803,211)	(6,883,163)
Accumulated Other Comprehensive Income	1,913	(2,999)

	1,741,045	88,714
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,401,886	$2,153,694

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Operations
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
		(restated)		(restated)

Revenue	$231,278	$71,205	$518,731	$210,308

Cost of Goods Sold	36,298	11,980	93,863	30,752

Gross Profit	194,980	59,225	424,868	179,556

Operating expenses:
Research and development	33,624	4,009	94,960	9,657
Depreciation and Amortization	53,628	10,753	155,381	30,577
General and administrative	1,218,140	392,099	4,002,430	1,222,280

Total Operating expenses	1,305,392	406,861	4,252,771	1,262,514

Operating loss	(1,110,412)	(347,636)	(3,827,903)	(1,082,958)

Other income (expense)
Other income (expense)	(6,406)	-	3,661	-
Interest expense	(32,276)	(9,357)	(95,810)	(33,759)
Total Other expense	(38,682)	(9,357)	(92,149)	(33,759)

Net Loss Before Taxes	(1,149,094)	(356,993)	(3,920,052)	(1,116,717)

Taxes	-	-	-	2,078

Net Loss	(1,149,094)	$(356,993)	(3,920,052)	$(1,118,795)

Loss Per Share
Basic and diluted	$(0.001)	$(0.001)	$(0.005)	$(0.002)

Weighted Average Number of Shares Outstanding	802,577,945	683,067,846	770,330,972	650,384,814

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the nine months ended September 30
	2011	2010 (restated)
Cash flows from operating activities:
Net loss	$(3,920,052)	$(1,118,795)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	127,052	13,172
Depreciation of fixed assets	38,812	17,405
Share based compensation	1,576,176	203,278
Shares based interest expense	4,884	-
Foreign currency gain (loss)	12,359	-
Net loss as adjusted for non-cash items	(2,160,769)	(884,940)

Changes in assets and liabilities:
Accounts receivable	(37,069)	(45,868)
Inventory	(65,697)	702
Prepaid expenses	(542,855)	(54,553)
Security deposit	3,311	(1,283)
Accounts payable	126,932	(245,726)
Accrued interest	(10,816)	29,512
Accrued liabilities	249,861	21,158
Other current liabilities	8,540	78,583

Cash used in operating activities	(2,428,562)	(1,102,415)
Cash flows used in investing activities:
Purchase of fixed assets	(22,872)	(1,931)
Purchase of website	(3,360)	-
Acquisition of patents	(56,435)	(3,783)
Cash used in investing activities	(82,667)	(5,714)
Cash flows from financing activities:
Net proceeds from issuance of Common stock	889,000	914,500
Net proceeds from issuance of Series B preferred stock	-	140,000
Net proceeds from issuance of Series C preferred stock	3,068,200	-
Net proceeds from issuance of Notes Payable	530,304	376,500
Repayment of Notes Payable	(272,400)	(291,500)
Cash provided by financing activities	4,215,104	1,139,500
Effect of exchange rate changes on cash	2,875	-
Net increase in cash	1,706,750	31,371
Cash at beginning of period	127,081	12,771
Cash at end of period	$1,833,831	$44,142

Supplemental Disclosures of Cash Flow information:
Interest paid:	$1,550	$-
Taxes paid	$-	$2,078
Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$41,190	$803,690

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2010, which has been derived from restated audited financial statements, and the accompanying unaudited condensed financial statements have been prepared by Vycor Medical, Inc. (together with its consolidated subsidiaries, the "Company" or "Vycor") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2010, as amended and restated. Certain prior period amounts have been reclassified to conform to the current presentation. All financial information included in these Notes relating to the Company's financial position as of December 31, 2010 and results of operations for the interim period ended September 30, 2010 have been restated to give effect to the accounting corrections discussed in Note 5.

2.  FORMATION AND BUSINESS OF THE COMPANY

Business Description

Vycor Medical, LLC was formed on June 17, 2005 as a New York Limited Liability Company. The Company changed its name to Vycor Medical, Inc. and converted to a Delaware Corporation on August 14, 2007 and issued 16,048 shares of common stock in exchange for each of the 1,122 partnership units outstanding at date of conversion. The assets, liabilities and operations of the Company did not change pursuant to this reorganization, and the accompanying financial statements are presented as if the change occurred on the first day of the earliest period presented. Accordingly, all references to number of shares prior to the date of conversion are based upon the common stock equivalent of the partnership units outstanding on such dates.

The Company designs, develops and markets neurological medical devices and therapies through two operating divisions: Vycor Medical and NovaVision. Vycor Medical focuses on brain and cervical surgical access systems for sale to hospitals and medical professionals; NovaVision focuses on neuro-stimulation therapies and diagnostic devices for the treatment and screening of vision field loss.

3.   GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $3,920,052 for the nine months ended September 30, 2011, and the Company expects to continue to incur substantial additional losses in the future, including significant development, marketing, manufacturing and distribution costs. The Company has generated negative cash flows from operations since inception. As of September 30, 2011 the Company had a stockholders' equity of $1,741,045 and cash and cash equivalents of $1,833,831. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Research and Development

The Company expenses all research and development costs as incurred. For the nine months ended September 30, 2011 and 2010 the amounts charged to research and development expenses were $94,960 and $9,657, respectively.

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company's software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of three years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc. on November 30, 2010. For the nine months ended September 30, 2011 and 2010 there was no capitalization of software development costs.

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

Fair Values of Assets and Liabilities

We value financial instruments using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The Company has no items that are subject to these standards as of September 30, 2011.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	September 30,	September 30,
	2011	2010
Stock options outstanding	833,333	833,333
Warrants to purchase common stock	264,564,530	116,766,670
Debentures convertible into common stock	55,308,960	40,166,103
Preferred shares convertible into common stock	141,777,768	-
Total	462,484,591	102,281,557

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

5.   NOTES PAYABLE

As of September 30, 2011 and December 31, 2010 Notes Payable consists of:

	September 30, 2011	December 31, 2010
On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management ("Fountainhead"), the beneficial owner of more than 50% of the Company's common stock. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. These debentures were originally due August 31, 2010. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011, on March 28, 2011 the due date was further extended to August 31, 2011 and on June 6, 2011 the due date was further extended to December 31, 2012.	441,362	441,362

On September 30, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, however the due date for satisfaction was extended on June 6, 2011 to December 31, 2012.	175,000	175,000

	September 30, 2011	December 31, 2010

On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The debentures were originally due August 31, 2011, however the due date for satisfaction was extended on June 6, 2011 to December 31, 2012.	400,000	400,000

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is due on December 31, 2012, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. On June 6, 2011 the due date for satisfaction was extended to December 31, 2012.	300,000	300,000

On December 3, 2010, the Company issued a debenture in the amount of $40,000 payable to Berardino Investment Group. This debenture accrued interest at a rate of 6% per annum, was due June 30, 2011, was secured by a first priority security interest in all of the assets of the Company, and was senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder was entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and did not require bifurcation. On June 30, 2011, the entire principal and unpaid interest on this debenture was converted into 2,167,902 shares of the Company's Common Stock at the conversion price of $0.019 per share.	-	40,000

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. ("EuroAmerican"). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.03 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company at the conversion price of $0.03 per share, subject to adjustment and does not require bifurcation. On October 25, 2011 the due date for this note was further extended to December 10, 2011	300,000	-

Unsecured, non-interest bearing loan from the chief executive of NovaVision AG, advanced a total of to NovaVision AG, which is being repaid in monthly installments to December 31, 2011. As of September 30, and December 31, 2010 the remaining balance is €11,000 and €33,000, respectively.	14,957	44,019

Insurance policy finance agreements	3,370	15,281

Total Notes Payable:	$1,634,689	$1,415,662

The following is a schedule of future minimum loan payments:

Twelve months ending December 30,	Amount
2011	$318,327
2012	1,316,362
2013	-
2014	-
2015	-
Thereafter	-
Total	$1,634,689

As of September 30, 2011, $1,316,362 of Company's notes payable are secured by a first security interest in all of the assets of the Company. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of each of the convertible debt instruments set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

6.   SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Vycor Medical	$66,510	$71,205	$248,591	$210,308
NovaVision	164,768	-	270,140	-
Total Revenue	$231,278	$71,205	$518,731	$210,308
Gross Profit:
Vycor Medical	$49,010	$59,225	$202,624	$179,556
NovaVision	145,970	-	222,244	-
Total Gross Profit	$194,980	$59,225	$424,868	$179,556

	September 30, 2011	December 31, 2010 (restated)
Total Assets:
Vycor Medical	$2,846,528	$1,085,680
NovaVision	1,555,358	1,068,014
Total Assets	$4,401,886	$2,153,694

(b) Geographic information

The Company operates in two geographic segments, the United States and Germany. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
United States	$181,137	$71,205	$390,339	$210,308
Germany	50,141	-	128,392	-
Total Revenue	$231,278	$71,205	$518,731	$210,308

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross Profit:
United States	$155,277	$59,225	$328,934	$179,556
Germany	39,703	-	95,934	-
Total Gross Profit	$194,980	$59,225	$424,868	$179,556

	September 30, 2011	December 31, 2010 (restated)
Total Assets:
United States	$4,307,783	$2,084,029
Germany	94,103	69,665
Total Assets	$4,401,886	$2,153,694

7.  PROPERTY AND EQUIPMENT

As of September 30, 2011 and December 31, 2010, Property and Equipment and the estimated lives used in the computation of depreciation is as follows:

	June 30,	December 31,
	2011	2010

Machinery and equipment	$99,076	$93,764
Purchased Software	15,608	10,000
Molds and Tooling	230,830	230,830
Furniture and fixtures	18,642	18,288
Therapy Devices	58,995	44,412
Internally Developed Software	540,000	540,000
	963,151	937,294

Less: Accumulated depreciation and amortization	(291,544)	(164,106)

Property and Equipment, net	$671,607	$773,188

Estimated useful lives of property and equipment are as follows:

Therapy devices	3 years
Computer equipment and software	3 years
Furniture and fixtures	7 years
Machinery and office equipment	5 years
Internally Developed Software	5 years

8.   INTANGIBLE ASSETS

As of September 30, 2011 and December 31, 2010, Intangible Assets consists of:

	September 30,	December 31,
	2011	2010
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$438,175	$381,740
Accumulated Amortization	(94,553)	(48,668)
	$343,622	$333,072

Intangible assets not subject to amortization
Trademarks	$130,000	$130,000

Amortization expense for the nine-month periods ended September 30, 2011 and 2010 was $46,052 and $13,172, respectively.

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

In July 2011 the Company issued Warrants to purchase 2,300,000 shares of Company common stock at an exercise price of $0.03 per share for a period of three years to Millenium Capital Corporation in respect of consulting and advisory services.

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

On August 26, 2011, the Company completed a new sale of 3.8 Units comprising Series C Convertible Preferred Shares and Warrants (the "Units") to an accredited investor (the "Investor") (the " New Preferred Offering") for aggregate proceeds of $190,000. Each Unit was priced at $50,000 and comprised one share of Series C Preferred Convertible Stock convertible (at the Holder's option or mandatorily upon the occurrence of certain events) into 2,222,222 shares of the Company's Common Stock ($0.0225 per share) and a Warrant to purchase 1,111,111 shares of the Company's Common Stock at $0.03 per share (subject to adjustments) for a period of three years (the "Warrant" or "Warrants").

In September 2011 the Company entered into a Consulting Agreement with Dr Oscar Bronsther with regard to certain potential clinical studies utilizing Vycor's VBAS product. Under the terms of the agreement, Dr Bronsther received warrants to purchase up to 400,000 of the Company's Common Stock for a period of three years from September 30, 2011 at a price of $0.03 per share.

On September 30, 2011 the Company issued 510,000 shares of Company common stock to Joe Simone in respect of an amendment to a previously disclosed consulting agreement.

During the nine months ended September 30, 2011, the Company received $889,000 in net cash proceeds from the sale of Common Shares and $3,068,200 in net proceeds from the sale of Preferred Stock, as detailed above.

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

Initial grants of options to purchase 500,000 shares were issued under the Plan on February 13, 2008 to each of Kenneth T. Coviello, the Company's Chief Executive Officer and Heather N. Vinas, the Company's President at an exercise price of $0.135 per share.  The options vested 33-1/3% on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas' resignation as President of the Company in May 2010, 166,667 unvested options were cancelled. Accordingly, for the nine months ended September 30, 2011, the Company recognized share-based compensation only for the grant to Mr. Coviello, totaling $29,796.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of September 30, 2011 there were no awards of any stock appreciation rights.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share

Outstanding at December 31, 2009	35,493,172	$0.030
Granted	90,191,077	0.015
Exercised
Cancelled or expired	(9,079,473)	0.015
Outstanding at December 31, 2010	116,604,776	$0.019
Granted	148,176,421	0.025
Exercised	-	-
Cancelled or expired	(50,000)	0.500
Outstanding at September 30, 2011	264,731,197	$0.022

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2009	1,000,000	$0.14
Granted
Exercised
Cancelled or expired	(166,667)	0.14
Outstanding at December 31, 2010	833,333	$0.14
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2011	833,333	$0.14

As of September 30, 2011, the weighted-average remaining contractual life of outstanding warrants and options is 3.17 and 7.88 years, respectively.

Non-Employee Stock Compensation

Under the terms of a consulting agreement dated February 2010, the Company issued fully vested warrants to Fountainhead to purchase up to 39,063,670 shares of the Company's common stock at $0.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. The fair value of these warrants was estimated using the Black-Scholes option pricing model and is being amortized over the two-year life of the consultancy agreement. For the nine months ended September 30, 2011, $134,322 was recognized as share-based compensation in connection with this agreement. Under the same agreement, the Company was also required to issue fully vested warrants to purchase an additional 39,063,670 shares of the Company's common stock, at a price of $0.0125 per share should new funding totaling $3 million in aggregate in Common Stock of Vycor or in securities convertible into Common Stock of Vycor at a price of no less than $0.0125 per share of Common Stock be closed during the term of the Consulting Agreement. These warrants became issuable upon completion of the Preferred Offering and were issued in June 2011. The fair value of these warrants was estimated at $658,651 using the Black-Scholes model and, because the performance criteria of the warrants had been satisfied on the date of issuance the full value was expensed immediately.

During the nine months ended September 30, 2011, the Company issued an aggregate of 626,822 shares of common stock to Steven Girgenti for services rendered to the board of directors. For the nine months ended September 30, 2011, $15,000 was recognized as share-based compensation for the issuance of these shares.

Under the terms of a twelve-month sales and marketing consulting agreement dated March 2010, the Company issued 750,000 shares of its Common Stock to Joe Simone, valued at $9,375. As an amendment to this agreement in September 2011, 510,000 shares of Common Stock were issued, valued at $15,300. For the nine months ended September 30, 2011, $17,071 was recognized as share-based compensation in connection with this agreement.

Under the terms of an Extension of Funding Commitment agreement dated September 2010, the Company issued warrants to Fountainhead to purchase up to 50,627,407 shares of the Company's common stock at $0.0175 per share. The warrants are valid from September 29, 2010 for a period of five years. The fair value of these warrants was estimated using the Black-Scholes model and is being amortized over the life of the agreement to August 30, 2011. For the nine months ended September 30, 2011, $336,114 was recognized as share-based compensation in connection with this agreement.

Under the terms of a one-year consulting agreement dated December 6, 2010, the Company issued warrants to Market Media Connect, LLC to purchase up to 500,000 shares of the Company's common stock at $0.07 per share. The warrants are valid from December 1, 2010 for a period of three years. The fair value of these warrants was estimated using the Black-Scholes model and is being amortized over the life of the consulting agreement. For the nine months ended September 30, 2011, $2,506 was recognized as share-based compensation in connection with this agreement.

In March 2011 the Company entered into a one-year consultancy agreement with Mr Jerrald Ginder, effective April 1, 2011. Mr Ginder has extensive experience in sales and marketing and the development of medical device products, and has contacts which will be of use to the Company. Under the terms of the agreement, which the Company has the right to terminate with 30 days notice, Mr. Ginder was to receive $60,000 cash, payable monthly, and 18,000,000 restricted shares of common stock of the Company. The stock has been valued by the Company at $360,000 and is being amortized over the life of the agreement as share-based compensation expense. On June 22, 2011, the Company and Mr. Ginder entered into an Amendment to the Consulting Agreement. Pursuant to this amendment, the Company issued to Mr. Ginder an additional 2,666,667 shares of the Company's common stock in lieu of the $60,000 cash due under the Consulting Agreement. The $60,000 value of the additional shares is also being amortized as share-based compensation over the life of the agreement. For the nine months ended September 30, 2011, aggregate compensation recognized in respect of the Consulting Agreement, as amended, was $201,075.

In June 2011, the Company entered into a one-year Consulting Agreement with GreenBridge Capital Partners, IV, LLC, to provide consulting and advisory services to the Company. Under the terms of this agreement, GreenBridge is to receive up to 15,500,000 shares of the Company's common stock. The stock has been valued by the Company at $348,750 and is being amortized over the life of the agreement as share-based compensation expense. For the nine months ended September 30, 2011, $113,344 was recognized as share-based compensation in connection with this agreement.

In June 2011 the Company entered into a Consulting Agreement with Burnham Hill Advisors LLC ("BHA") under which BHA shall provide, for a period of six months, financial and strategic advice to the Company. BHA received 1,000,000 restricted shares of the Company's common stock. The stock has been valued by the Company at $22,500 and is being amortized over the life of the agreement as share-based compensation expense. For the nine months ended September 30, 2011, $14,250 was recognized as share-based compensation in connection with this agreement.

In July 2011 the Company issued Warrants to purchase 2,300,000 shares of Company common stock at an exercise price of $0.03 per share for a period of three years to Millenium Capital Corporation in respect of consulting and advisory services.

The fair value of these warrants was estimated at $28,735 using the Black-Scholes model and, because because the performance criteria of the warrants had been satisfied on the date of issuance, the full value was recognized immediately.

In relation to his appointment as a member of the Strategic Advisory Board of NovaVision, the Company issued 78,300 shares of the Company's Common Stock to Alvaro Pascale-Leone, valued at $3,125, which was recognized as share-based compensation in the nine months ended September 30, 2011.

In July 2011 the Company entered into a Consulting Agreement with McCombie Group LLC with regard to certain business and strategic planning services. Under the terms of the agreement McCombie Group received 428,571 shares of Common Stock valued at $15,000, which was recognized as share-based compensation in the nine months ended September 30, 2011.

In September 2011 the Company entered into a Consulting Agreement with Dr Oscar Bronsther with regard to certain potential clinical studies utilizing Vycor's VBAS product. Under the terms of the agreement, Dr Bronsther received warrants to purchase up to 400,000 of the Company's Common Stock for a period of three years from September 30, 2011 at a price of $0.03 per share. The fair value of these warrants was estimated at $7,351 using the Black-Scholes model and, because the time period for the agreement is indeterminable, the full value was recognized immediately.

Aggregate stock-based compensation expense charged to operations on employee options and on stock and warrants granted to the above non-employees for the nine months ended September 30, 2011 is $1,576,325. As of September 30, 2011, there was approximately $528,309 of total unrecognized compensation costs related to warrant and stock awards and non-vested options, which are expected to be recognized over a weighted average period of approximately 0.56 years.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model in the nine month periods ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Risk-free interest rates	0.42-1.60%	1.91-2.39%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	96-99%	96%
Vycor Common Stock fair value	$0.02-$0.03	$0.0125-$0.0175

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

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at September 30, 2011 and December 31, 2010. The Company's gross deferred tax assets and valuation allowance at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Gross deferred tax assets	1,925,000	1,286,000
Valuation allowance	(1,925,000)	(1,286,000)
Net deferred tax asset	—	—

As of September 30, 2011 and December 31, 2010, the Company has U.S. federal net operating loss carryforwards of approximately $5,500,000 and $3,675,000, respectively.  The federal net operating loss carryforwards expire in the tax years 2027 through 2031.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carryforwards and research and development credits may be subject to the above limitations.

At September 30, 2011 and December 31, 2010 the Company has available for carryforward German net operating losses of approximately $350,000 and $125,000 respectively, to be applied against future German taxable income which may be subject to certain restrictions and limitations. Such carryforwards are subject to certain restrictions and limitations in the event of changes in the NovaVision AG's ownership.

12.   COMMITMENTS AND CONTINGENCIES

Lease

The Company executed a lease agreement for administrative office space at its current location of 3651 FAU Boulevard, Boca Raton, Florida. The lease term is 12 months from December 1, 2010. The Company vacated its premises at 80 Orville Drive, Bohemia, NY in February, 2011. Rental expense for the Company for the nine months ended September 30, 2011 and 2010 was $83,640 and $17,108, respectively.

The Company has entered into a lease for new premises in Boca Raton. The lease term is 66 months and the rental cost for fiscal 2012, taking into account certain rebates under the lease, is approximately $142,000.

Kenneth Coviello retention bonus

Under the terms of the 2009 Recapitalization Agreement, certain accrued salaries totaling $70,643 were converted into a contingent retention bonus payable either on the closing of a Company fundraising of more than $1.5 million or on the sale of the Company (or substantially all of its assets) at a value above $3 million. The Company and Mr. Coviello are in discussions with regard to this agreement and potential eventual payment.

13. CONSULTING AND OTHER AGREEMENTS

The Company has entered into the following consulting and other agreements during the nine months ended September 30, 2011:

Consulting Agreement with Jerrald Ginder

In March 2011 the Company entered into a one-year consultancy agreement with Mr. Jerrald Ginder, a sales executive of Stryker Corporation, effective April 1, 2011. Mr. Ginder has extensive experience in sales and marketing and the development of medical device products, and has contacts which will be of use to the Company. Under the terms of the agreement, which the Company has the right to terminate with 30 days notice, Mr. Ginder was to receive $60,000 cash, payable monthly, and 18,000,000 restricted shares of common stock of the Company. The stock has been valued by the Company at $360,000 and is being amortized over the life of the agreement as share-based compensation expense. On June 22, 2011, the Company and Mr. Ginder entered into an Amendment to the Consulting Agreement. Pursuant to this amendment, the Company issued to Mr. Ginder an additional 2,666,667 shares of the Company's common stock in lieu of the $60,000 cash due under the Consulting Agreement. The $60,000 value of the additional shares is also being amortized as share-based compensation over the life of the agreement. For the six months ended June 30, 2011, aggregate compensation recognized in respect of the Consulting Agreement, as amended, was $91,720.

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

Consulting Agreement with GreenBridge Capital Partners, IV, LLC

On June 3, 2011,the Company entered into a Consulting Agreement ("Consulting Agreement") with GreenBridge Capital Partners, IV, LLC, a Delaware limited liability company ("GreenBridge"), to provide consulting and advisory services to the Company. Under the terms of this agreement GreenBridge is to receive up to 15,500,000 shares of the Company's Common Stock.  Said shares are subject to a Company repurchase option, which may be exercised within specified time periods at the Company's sole discretion.

On August 18, 2011, the Company agreed with GreenBridge to amend the Consulting Agreement to modify the dates for exercise of the Company's repurchase option related to the shares delivered to Greenbridge pursuant to the terms of the Agreement.  Specifically, the parties agreed that, of the 15,500,000 shares delivered to GreenBridge, the Company would have the option to repurchase 5,166,666 of the shares prior to November 30, 2011 and an additional 5,166,667 shares prior to February 28, 2012.  The remaining 5,000,000 shares are not subject to a repurchase option. The shares which are the subject of the repurchase option are to be held in escrow by a third party.  In all other respects, the original Consulting Agreement remains in full force and effect as written.

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

On September 30, 2011, short-term loans including accrued interest of $102,450 and accrued interest on the loans extended on June 6, 2011 of $76,658, were repaid to Fountainhead. At the same time, short-term loans including accrued interest of $57,004 and accrued interest on the loans extended on June 6, 2011 of $14,992 were repaid to Peter Zachariou, a director of the Company; and short-term loans including accrued interest of $10,352 were repaid to David Cantor, a director of the Company.

15. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q.

New Lease

On November 8, 2011 the Company entered into a lease for new premises in Boca Raton. The lease term is 66 months and the rental cost for fiscal 2012, taking into account certain rebates under the lease, is approximately $142,000.

Share Issuance

On November 6, 2011 the Company issued 166,667 shares of Common Stock (valued at $5,000) to Steven Girgenti and 104,167 shares of Common Stock to Alvaro Pascale-Leone (valued at $3,125) in respect of consulting agreements.

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

1. Organizational History

We were formed as a limited liability company under the laws of the State of New York on June 17, 2005 as "Vycor Medical LLC". On August 14, 2007, we converted into a Delaware corporation and changed our name to "Vycor Medical, Inc." ("Vycor" or the "Company"). On November 29, 2010, Vycor, through its wholly-owned subsidiary NovaVision Acquisition, Inc., completed the acquisition of substantially all of the assets of the former NovaVision, Inc., a company that had been in the business of researching, developing and providing medical technologies to restore the vision of patients with neurological visual loss. Subsequent to the purchase, NovaVision Acquisition, Inc. changed its name to NovaVision, Inc. ("NovaVision").

2. Overview of Business

Vycor operates two distinct business units within the medical device industry: Vycor Medical (which operates as a division of the Company) and NovaVision. Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. NovaVision develops non-invasive, computer-based visual neuro-stimulation therapy for patients suffering from vision field deficits resulting from neurological trauma such as stroke and traumatic brain injuries, as well as screening and diagnostic products. In addition to our existing products and products in development, we actively seek acquisition, joint ventures and in-licensing opportunities in the medical device and therapy fields which we believe are complementary and will add shareholder value.

Vycor Medical

Introduction

Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. Vycor Medical is ISO 13485:2003 compliant, has U.S. Food and Drug Administration ("FDA") 510(k) clearance for brain and spine self-retaining retractors used during surgeries, CE Marking for Europe and Canadian HPB licensing for sale in Canada of its brain access system.

Vycor Medical's ViewSite Brain Access System ("VBAS"), is a neurosurgical access system which was commercially launched in November 2008. The VBAS addresses a market that has not changed materially in over 50 years in contrast to the numerous developments in most other neurosurgical technologies. VBAS has the potential to reduce brain tissue trauma when accessing deep brain targets.

In early stages of development is the Cervical Access System ("VCAS"), which requires further prototyping and successful market testing prior to commercialization. Like the VBAS, this product is also designed to allow the surgeon easy access to a desired target; in this case the VCAS allows the surgeon to gain access to the anterior cervical surgery site.

Vycor Medical has received FDA 510(k) clearance for its products, with which we are authorized to market our products in the U.S. without further approvals.

Viewsite Brain Access System (VBAS)

To access most surgical sites in the brain, surgeons usually need to remove part of the skull (craniotomy) and then separate (retract) the soft brain tissue to access the target site. The current standard of care utilizes a metal blade retractor (also known as a ribbon or blade retractor) to separate the tissue, and the retractor blades are attached to a head frame in order to apply tension to the tissue and maintain the opening.

With the VBAS system, the surgeon makes an incision, inserts the clear, elliptical-shaped VBAS introducer through the brain tissue, and then removes the introducer and uses the clear hollow working channel to provide access to the precise location desired for surgery.

VBAS was designed to be used to access surgical sites in the brain in a minimally-invasive manner. VBAS provides a minimally traumatic surgical corridor to most areas of the brain for the surgeon. With various sizes ranging from 12mm to 28mm, VBAS can be used for many types of procedures from "key hole" endoscopic surgery to removal of large tumors using standard instruments. VBAS is compatible with Image Guidance Systems ("IGS") and can be used with these neuro-navigation systems to accurately reach the target in the brain. This allows the surgeon real-time visualization of retractor positioning.

The VBAS is a single-use product and is available in multiple sizes. The series consists of twelve disposable products, offered in four different port diameters of 12mm, 17mm, 21mm and 28 mm and a choice of three lengths for each of 3, 5, and 7cm. We intend to add additional models in the future.

Product Advantages

Management believes that VBAS has a number of advantages over standard blade or ribbon retractors:

•Less Invasive Procedure: The VBAS' shape and minimal footprint enables the surgeon to access a specific target with a smaller incision, resulting in a smaller corticotomy and less disruption to surrounding tissues.

•Reduction of Venous Pressure: Normal surgical procedures utilizing standard retractors require the pulling away of tissue to expose the target site. Current retractors have low surface areas and edges that in turn may lead to focal pressure on the delicate tissue of the brain. The lack of edges on the VBAS device, and the way in which the elliptical introducer retracts the tissue reduces pressure on the tissue.

•Superior Field of View: Made of polished transparent polycarbonate, the VBAS increases a surgeon's field of vision through a clear, visible and stable channel, allowing for continual monitoring of surrounding tissue and structures during surgery.

•More Accurate Navigation: The VBAS device when inserted into the brain retracts tissue as the surgeon navigates to the surgical site; standard retractors do not. The VBAS product when used with a navigational pointer allows the surgeon to see on the surgical monitor, in real-time, exactly where the retractor is in relation to critical brain structures and underlying pathologies. This helps the surgeon to accurately reach the target site with minimum healthy tissue trauma.

•Minimizes target shift: When standard retractors are utilized to access the target site, they pull on the brain's soft tissue. This may cause the target area to shift from the location shown on the navigational system. This shifting of the target requires the surgeon to spend time repositioning the retractors as they work towards re-locating the target, exposing the delicate tissue to additional potential pressure. As a result of the VBAS' elliptical shape there is even distribution of pressure and therefore less pulling of the tissue in one direction.

•Potential ability to address previously difficult or inoperable procedures: Through its design, VBAS potentially allows the surgeon to address previously difficult or inoperable conditions, such as tumors seated too deeply or very close to critical structures

Product shortcomings

Our products have a few shortcomings:

•As compared to existing blade retractors diameter of our device is fixed as opposed to variable which might give the surgeon less flexibility once he is at the desired location.

•The diameters and lengths of our devices are set to specific measurements, which may limit the surgeon to these specific sizes.

•Depending on the case, usage of a disposable product may be viewed as more costly and may not be accepted by our potential end users.

•Our device uses an elliptical channel which potentially limits the working area compared to a round channel.

•Certain procedures such as aneurysms require greater site access and therefore are less appropriate for VBAS' minimal approach.

Because our products are relatively new to the market, there is no guarantee that any of the above mentioned features would prove effective and be useful by the end user, and the extent to which we are successful in achieving our objectives will be judged by the acceptance of the devices in the market.

Vycor Medical Product Pipeline

Brain Access and Related Products

We plan to develop additional Brain Access Systems shapes and sizes and we are also identifying other products that may be used in conjunction with our VBAS product.

We are developing an extension arm as a re-usable accessory that attaches to the VBAS device; this will enable easier connection to halo systems and other retractor systems on the market.

Cervical Access Products

We will continue our preliminary development of Cervical Access System products which would be used by the surgeon to access the anterior cervical surgical site (the uppermost vertebrae located in the neck). While the Company has filed certain intellectual property applications with respect to this technology, such development is in early stage.

Market

We believe that approximately 30% of the 4,500 US neurosurgeons focus predominantly on craniotomies or cranial procedures that could potentially benefit from the VBAS product. Management believes that there are approximately 1,500 hospitals that represent the majority of its US target market.

Competition

Competing manufacturers of brain retractors include, among others, Cardinal Health, Aesculap, Integra Life Sciences, Codman (Division of Johnson & Johnson), Medtronic, Stryker and others.

Sales, Marketing and Customers

Vycor Medical is currently focusing its marketing efforts for VBAS on the US and Canada, China and Europe. Vycor Medical markets VBAS products to leading neurosurgeons and neurosurgery hospitals. Our domestic distribution partners are independent distributors that have existing relationships with neurosurgeons and target hospitals serving approximately 75% of the U.S. population.

Our European distribution partners focus on the neurosurgery markets in Spain, Italy, Belgium, Scandinavia, Switzerland and the U.K. We have also entered into a distribution agreement for VBAS with a Chinese distributor, however we must receive

SFDA clearance before commencing sales in China. Vycor Medical has filed for, but not yet received such SFDA approval. We are also undertaking the regulatory approval process in Australia and Japan.

In the US Vycor Medical sells to stocking regional distributors and direct to hospitals through independent representatives. Management believes that its products currently are being utilized in approximately 80 hospitals in the United States and currently being evaluated in a further 40 hospitals.

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

NovaVision, Inc.

Introduction

NovaVision provides a non-invasive, computer-based visual neuro-stimulation rehabilitation therapy called Vision Restoration Therapy ("VRT") for those patients suffering from visual field deficits as a result of neurological trauma. The Company also has some screening and diagnostic products. VRT is a patient-specific diagnostic and therapeutic platform that can potentially increase a patient's visual field and enable them to experience significant functional improvements. VRT is currently focused on visual deficits resulting from stroke and traumatic brain injuries. It is estimated that 15 to 20% of these patients experience a visual field deficit (VFD), reducing mobility and other activities of daily living (ADL). Patients with VFD often experience difficulties walking, are prone to bumping into foreign objects and may be unable to read or even see different foods on their plates. The result is a loss of self-confidence, decreased mobility, ADL difficulties and a lower quality of life. It is this sub-set of patients that is NovaVision's target market. In the US alone this target audience is estimated to be in excess of 800,000 treatable patient population. Management believes that VRT could ultimately be applied to other neurological causes of VFD.

Management believes that NovaVision is a leader in the field of neurologically-caused VFD rehabilitation in the U.S. and Europe with over 2,000 patients having been treated with VRT. The Company's therapy can be delivered to market through a variety of different channels - physicians, rehabilitation centers, therapy centers and direct-to-patient. NovaVision has a strong IP portfolio with 19 allowed, issued or granted patents and 17 pending patents.

NovaVision operates in the US and in Germany through NovaVision AG, its wholly-owned subsidiary and has received 510(k) clearance and CE Marking for VRT.

VRT Platform Technology

The platform technology is comprised of proprietary algorithms that generate patient-specific therapies enabling NovaVision's products to be used as both diagnostic and therapeutic tools. The platform technology generates light-based stimulus programs, beginning with a fixation point on a display screen. As the patient focuses on this fixation point, a series of light stimuli are delivered on the screen that are specific to the patient's visual field loss. Most stimuli are presented along the border of the patient's visual field loss and relayed directly to the brain using the optic nerve as a conduit.

For ophthalmic indications, the platform technology is incorporated into NovaVision's VRT product and the programmed light sequences stimulate the border zone between the "seeing" and "blind" visual fields. The diagnostic algorithm in the VRT product first maps the visual field and defines the areas of defect in patients suffering vision loss. The therapeutic algorithm in the VRT product is then specifically designed for each patient based upon the results of the diagnostic program and it repetitively challenges the visual cortex with multiple stimuli over the course of time.

VRT is performed over a six-month period twice a day for an hour total, six days a week. Most patients do not necessarily experience material benefits until the third month of treatment, although there have been a number of cases of faster improvement. During the initial months, patients may need ongoing encouragement so that they remain motivated to continue with the treatment regimen.

NovaVision currently delivers its program in the US through an integrated hardware/software package. The VRT device has a monitor and chinrest, along with a computer preloaded with the VRT software application, to ensure that the patient is optimally positioned to ensure maximum consistency and effectiveness of treatment.

The therapy requires a prescription by a licensed physician in the US. NovaVision markets VRT technology to active physicians; to date, approximately 500 prescribing physicians in the U.S. have registered with NovaVision.

Product shortcomings

VRT has a few shortcomings:

•	There are certain conditions for which VRT may not be suitable, including: those with a light sensitive seizure disorder such as epilepsy; those with acute central nervous system or eye disease; those with significant cognitive difficulties that would preclude understanding the instructions or maintaining attention for the daily therapy sessions; and those with best corrected visual acuity worse than 20/200, and therefore with an inability to detect the stimuli reliably.
•	Results can vary significantly, and some patients who have been treated have had little to no improvement in their vision field.
•	There may be side effects. The majority of patients who undergo VRT do not experience any noticeable side effects, though a small number of patients have reported infrequent headaches.

Marketing

NovaVision markets its therapy through physicians and directly to patients, whom it refers to physicians for consultation, prescription and diagnosis prior to undergoing therapy. Its screening and diagnostic products are marketed to physicians, medical and rehabilitation centers as well as academic institutions. NovaVision is in the process of finalizing a significantly enhanced marketing strategy which will entail increased sales and marketing expenditure.

Market

NovaVision's core VRT product addresses a currently largely unmet and substantial market. In the US alone management believes there are over 7 million stroke sufferers and 2.8 million TBI patients. It is estimated that this equates to a treatable patient population of approximately 800,000, increasing each year.

NovaVision Product Pipeline

Utilizing VRT's underlying technology, NovaVision has developed and commercialized related visual products for physicians. Management is in the advanced stages of development of a Class 1 screening device with an integrated head-mounted perimetry "HMP". Management believes its greatest advantage is its portability which enables it to be utilized in a number of situations where patients with a VFD may otherwise not be able to take a table mounted test.

Regulatory Matters

NovaVision's products are regulated in the U.S. by the FDA as Class U medical devices subject to 510(k) clearances, and in Europe NovaVision has CE Marking for VRT as a Class I device. NovaVision received its FDA 510(k) clearance for VRT specific to Stroke and TBI indications in 2003.

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally. NovaVision has 19 allowed, issued or granted patents and 17 pending applications.

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

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Results for the three months ended September 30, 2010 include adjustments to reflect of the effects of the restated financial statements included in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ending September 30, 2010.

Revenue and Gross Margin:

	2011	2010	% Change
Revenue:
Vycor Medical	$66,510	$71,205	(7)%
NovaVision	164,768	-	NM
Total Revenue	$231,278	$71,205	225%
Cost of Revenue:
Vycor Medical	$(17,500)	$(11,980)	46%
NovaVision	(18,798)	-	NM
Total Cost of Revenue	$(36,298)	$(11,980)	203%

	2011	2010	% Change
Gross Profit
Vycor Medical	$49,010	$59,225	(17)%
NovaVision	145,970	-	NM
Total Gross Profit	$194,980	$59,225	229%

Vycor Medical recorded revenue of $66,510 from the sale of its products for the three months ended September 30, 2011, a decrease of 7% over the same period in 2010. Gross margin of 74% was achieved compared to 82% for the same period in 2010. Gross margin is mostly a product of sales mix between US and International sales through different sales channels. Gross margin also reflects non-recurring inventory regulatory costs in the three months ended September 30, 2011.

NovaVision recorded revenues of $164,768 for the three months ended September 30, 2011 and gross margin of 89%.

Research and Development Expense:

Research and development ("R&D") expenses were $33,624 for the three months ended September 30, 2011, as compared to $4,009 for the same period in 2010. The increase in R&D expense relates primarily to the inclusion of NovaVision in the 2011 period.

General and Administrative Expenses:

General and Administrative expenses increased by $826,041 to $1,218,140 for the three months ended September 30, 2011 from $392,099 for the same period in 2010. Of this increase, $367,001 was from non-cash charges representing the value of existing and newly-issued share based payments to non-employee consultants attributable to the period. The increase was primarily related to the recognition of common stock issued to Jerrald Ginder and GreenBridge Capital Partners. The remaining General and Administrative increase of $459,040 reflects approximately $275,000 of additional expenses related to the inclusion of NovaVision as well as increased professional and consulting fees, including increased consulting fees with Fountainhead following the NovaVision acquisition.

Interest Expense:

Interest expense includes interest expense on the Company's debt and insurance policy financing. Interest expense in the three months ended September 30, 2011 increased by $22,919 to $32,276 from $9,357 for the same period in 2010, reflecting increased debt levels.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Results for the nine months ended September 30, 2010 include adjustments to reflect of the effects of the restated financial statements included in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ending September 30, 2010.

Revenue and Gross Margin:

	2011	2010	% Change
Revenue:
Vycor Medical	$248,591	$210,308	18%
NovaVision	270,140	-	NM
	$518,731	$210,308	147%
Cost of Revenue:
Vycor Medical	$(45,967)	$(30,752)	(49)%
NovaVision	47,896	-	NM
	$(93,863)	$(73,138)%
Gross Profit
Vycor Medical	$202,624	$179,556%
NovaVision	222,244	-	NM
	$428,868	$179,556%

Vycor Medical recorded revenue of $248,591 from the sale of its products for the nine months ended September 30, 2011, an increase of 18% over the same period in 2010. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the in our US and European markets. Gross margin of 82% was achieved compared to 85% for the same period in 2010. Gross margin is mostly a product of sales mix between US and International sales through different sales channels. Gross margin also reflects inventory credits in the nine months ended September 30, 2010 and non-recurring product life extension and validation costs in the nine months ended September 30, 2011.

NovaVision recorded revenues of $222,244 for the nine months ended September, 2011 and gross margin of 82%.

Research and Development Expense:

Research and development expenses were $94,960 for the nine months ended September 30, 2011 compared to $9,657 for the same period in 2010. The increase in R&D expense relates primarily to the inclusion of NovaVision in the 2011 period.

General and Administrative Expenses:

General and administrative expenses increased by $2,780,150 to $4,002,430 for the nine months ended September 30, 2011 from $1,222,280 for the same period in 2010. Of this increase, $1,404,410 was from non-cash charges representing the value of existing and newly-issued share based payments to employee and non-employee consultants attributable to the period. The increase was primarily related to the recognition of $658,651 for fully vested warrants issued to Fountainhead during the 2011 period, as well as the recognition of common stock issued to Jerrald Ginder and GreenBridge Capital Partners IV, LLC. The remaining General and Administrative increase of $1,375,740 reflects approximately $725,000 of additional expenses related to the inclusion of NovaVision in 2011, increased professional and consulting fees, including increased consulting fees with Fountainhead following the NovaVision acquisition, and higher levels of marketing activities in Vycor Medical.

Interest Expense:

Interest expense for the nine months ended September 30, 2011 increased by $62,051 to $95,810 from $33,759 for the same period in 2010, reflecting increased debt levels.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010	$ Change
Cash	$1,833,831	$127,081
Accounts receivable, inventory and other current assets	1,408,673	774,122
Total current liabilities and long term debt	(2,660,841)	(2,064,980)
Working capital surplus (deficit)	581,663	$(1,163,777)
Cash provided by financing activities	$4,215,104	$889,500

As of September 30, 2011 we had $1,833,831 cash, a working capital surplus of $1,898,025 and an accumulated deficit of $10,803,211. Total Stockholders' equity at September 30, 2011 was $1,741,045. Total debt at September 30, 2011, included in the working capital deficit above, was $1,634,689, a change of $234,308 from $1,400,381 at December 31, 2010. Our operating activities used $2,428,562 in cash for the nine months ended September 30, 2011.

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

Going Concern

Our financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes we will continue as a going concern. We have incurred losses since our inception, including a net loss of $3.9 million for the nine months ended September 30, 2011, and we expect to continue to incur substantial additional losses in the future, including additional product development, marketing, manufacturing and distribution expenses. We have generated negative cash flows from operations since inception. As of September 30, 2011 the Company had stockholders' equity of $1.7 million and cash and cash equivalents of $1.8 million. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

On August 12, 2011, the Board of Directors concluded that the Company had not properly accounted for warrants issued in connection with consulting or other service agreements and for the beneficial conversion feature of certain convertible debentures. The Company had previously not recognized the fair value of warrants issued in connection with consulting or other service agreements at the measurement date, and has previously recognized the expense ratably over the life of the warrant. The Company's management has determined that the proper accounting, following the guidance in ASC Topic 505, is to record the fair value of these warrants as a prepaid expense on the date of issuance, and recognize the expense ratably over the life of the underlying service agreement. The Company has, since December 2009, been determining the existence of a beneficial conversion feature of convertible debt based on the fair value of the conversion feature on the date of issuance, rather than using the intrinsic value of the conversion feature on the date of issuance, as required under ASC Topic 470. These items had a material effect on our previously issued consolidated financial statements for the years ended December 31, 2009 and 2010 and for each of the quarters for the year ended December 31, 2010 and the quarter ended March 31, 2011, requiring us to restate the financial statements for such periods. The Company has now filed restatements of the affected financial statements and the financial statements included in this report incorporate such restated financial statements.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters described above into account (including certain remedial action described in prior reports), the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2011, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

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

On September 30, 2011 the Company issued 510,000 shares of Company common stock to Joe Simone in respect of an amendment to a previously disclosed consulting agreement.

Preferred Stock

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

On August 26, 2011, the Company completed a new sale of 3.8 Units comprising Series C Convertible Preferred Shares and Warrants (the "Units") to an accredited investor (the "Investor") (the " New Preferred Offering") for aggregate proceeds of $190,000. Each Unit was priced at $50,000 and comprised one share of Series C Preferred Convertible Stock convertible (at the Holder's option or mandatorily upon the occurrence of certain events) into 2,222,222 shares of the Company's Common

Stock ($0.0225 per share) and a Warrant to purchase 1,111,111 shares of the Company's Common Stock at $0.03 per share (subject to adjustments) for a period of three years (the "Warrant" or "Warrants").

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

Subsequent events

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q.

New Lease

On November 8, 2011 the Company entered into a lease for new premises in Boca Raton. The lease term is 66 months and the rental cost for fiscal 2012, taking into account certain rebates under the lease, is approximately $142,000.

Share Issuance

On November 6, 2011 the Company issued 166,667 shares of Common Stock (valued at $5,000) to Steven Girgenti and 104,167 shares of Common Stock to Alvaro Pascale-Leone (valued at $3,125) in respect of consulting agreements.

ITEM 6. EXHIBITS
Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
32.1	Certification of CEO under 18 U.S.C. Section 1350
32.2	Certification of CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 2011.

VYCOR MEDICAL, INC.

By:	/s/ Kenneth T. Coviello
Kenneth T. Coviello
Chief Executive and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)