Form 10-Q/A
period 2011-09-30
VYCOR MEDICAL INC
filed 2011-11-14
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A
(Amendment #1)

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

EXPLANATORY NOTE

Vycor Medical, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded due to a printer error from our timely filed Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 1 makes no other changes to the Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2011.

Exhibit 101 provides the following items formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 (restated); (ii) Consolidated Statement of Operations for the three months ended September 30, 2011 and 2010 (restated) and the nine months ended September 30, 2011 and 2010 (restated); (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010 (restated); and (iv) Notes to Consolidated Financial Statements.

EXHIBITS

Exhibit Number	Exhibit Description

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

____________________
(*) In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2011.

VYCOR MEDICAL, INC.

By:	/S/ Kenneth T. Coviello
Kenneth T. Coviello Chief Executive and Director (Principal Executive Officer)

By:	/S/ Adiran C. Liddell
Adrian C. Liddell Chairman of the Board and Director (Principal Financial Officer)