Form 10-K
period 2011-12-31
VYCOR MEDICAL INC
filed 2012-03-30
CIK 1424768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to ___________

Commission file number: 333-149782

VYCOR MEDICAL, INC.

(Exact name of registrant as specified in charter)

Delaware	20-3369218
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6401 Congress Ave., Suite 140, Boca Raton, FL 33487
(Address of principal executive offices) (Zip Code)

Registrant's telephone Number: (561) 558-2000

Securities registered pursuant to section 12(g) of the Act:

Common Stock par value $.0001

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $11,716,930 (assuming $0.04 per share)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 837,472,111 shares of common stock par value $0.0001 as of March 23, 2012.

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

Vycor Medical, Inc.

Introduction

Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. Vycor Medical is ISO 13485:2003 compliant, has U.S. FDA 510(k) clearance for brain and spine surgeries, CE Marking for Europe and Canadian HPB licensing for sale in Canada of its brain access system. Vycor Medical's first product, the ViewSite Brain Access System (VBAS), is a next generation access system which was commercially launched in November 2008. The VBAS addresses a market that has not changed materially in over 50 years in contrast to development in most other neuro-surgical technologies.

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

Vycor Medical's Products

Viewsite Brain Access System (VBAS)

To access a surgical site in the brain, the surgeon needs to remove part of the skull (crainiotomy) and then part (retract) the soft brain tissue to access the target site. The current standard of care utilizes a metal blade retractor to force the tissue apart; to maintain the opening the blades are attached to a head frame and tension is applied to the tissue

The VBAS series is used by neurosurgeons to access the surgical site in the brain. This is done by inserting the VBAS into the brain tissue and then removing the VBAS introducer, leaving the remaining hollow working channel in place to provide the surgeon with access to the precise location desired for surgery.

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

IGS Opportunity for the Brain Access System

The VBAS product has the potential to improve accuracy in targeting the surgical site when used with Image Guidance Systems (IGS), by addressing two substantial IGS-related problems of target shifting and the lack of real-time retractor positioning data during procedures:

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

International Sales

The Company utilizes select medical device distributors with experience in neurosurgical devices in select countries. In Europe, the company has agreements with distributors for Spain, Italy, Belgium, Scandinavia, Switzerland and the U.K. who are all focused in neurosurgery. In China, Vycor Medical has an exclusive distribution agreement for VBAS, which received SFDA approval in December 2011 when the first shipments were made. Vycor also has regulatory approval in Japan and Australia with distribution agreements in place or being put into place, and has filed for regulatory approval in Russia and Korea.

Reference Hospitals Program

The Company has developed a Reference Hospital Program to identify centers of excellence and to provide neurosurgeons with evidence of support for our products.

VBAS Market and the Hospital Adoption Process

The market for VBAS in the US is relatively concentrated, with approximately 1,500 neurosurgeons focusing on the relevant procedures. Teaching hospitals not only carry out more relevant procedures but also provide a natural way to drive adoption through the conversion of new surgeons. We focus our efforts initially on surgeons as the principle proponent within the hospital. Vycor has found that the learning curve is only 1-2 cases for surgeons, who like the simplicity of design and ease of use after trialing the product. Hospital Administration is required to approve the purchase of a new product and sometimes even a trial or evaluation product. The focus for Hospital Administration is the potential hard and soft cost savings and benefits of VBAS versus the cost compared to existing practice. We use clinical studies, papers and other peer reviews evidencing the clinical benefits of the products as well as surgery time in the operating room.

Experience has been that the approval process can take up to six months for each hospital, and in some cases may even be longer. However, this time reduces as more leading hospitals become approved and as more clinical paper/studies and other peer reviews are published. Management is assembling a body of clinical evidence to speed up the adoption process.

Peer Review and Other Clinical Studies

The publication of clinical papers in neurosurgery journals by surgeon-users of VBAS regarding their experiences with the products (peer review papers), and the publication of other clinical data, is important for the Company as it continues to evidence the clinical superiority of VBAS. During 2011 the following papers were published:

•"Usage of a Minimally Invasive Tubular Retraction System for Deep-Seated Tumors in Pediatric Patients" in Journal of Neurosurgery in May 2011: Pediatrics. Co-authors Pablo Recinos, M.D., of the Cleveland Clinic and George Jallo, M.D., of Johns Hopkins University conclude that while access to deep-seated, intra-axial tumors is challenging, the ViewSite™ tubular retractor and frameless neuro navigation facilitated the surgical approach and the combination of these technologies adds to the surgeon's armamentarium to safely approach tumors in deep locations.

•"Vycor Viewsite TC: Endoscope-guided Intraparenchimal Brain Tumor Resection," by Daniel Prevedello, M.D., Director of the Minimally Invasive Cranial Surgery Program at the Ohio State University. Dr Prevedello reported on a case with a patient taking Avastin®, which delays surgical wound healing. He said the Viewsite TC was essential to the surgery; otherwise, no procedure could have been performed on the patient.

•"Minimally Invasive Trans-Portal Resection of Deep Intracranial Lesions" in Minimally Invasive Neurosurgery, February 2011 a Johns Hopkins University paper by lead author A. Quinones Hinojosa. The authors reported a case series of 9 adult and pediatric patients with a variety of pathologies, including colloid cyst, DNET, papillary pineal tumor, anaplastic astrocytoma, toxoplasmosis and lymphoma. The locations of the lesions approached included: lateral ventricle, basal ganglia, pulvinar/posterior thalamus and insular cortex. Post-operative imaging was assessed to determine extent of resection and extent of white matter damage along the surgical trajectory. Satisfactory resection or biopsy was obtained in all patients. "VBAS lends itself well to minimally invasive microsurgical approaches and can be used in combination with modern navigational systems. The use of navigation permits not only the creation of a smaller craniotomy but also facilitates the creation of a trajectory that provides efficient and safe means for splitting white fiber tracts," said the authors.

A comparative clinical animal study is currently being conducted at a leading university hospital, in which procedures will be performed using VBAS and blade retractors at the same time. Time and ease of surgery, and white matter damage will be comparatively measured during surgery and by post-operative MRI.

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

Customers

Vycor Medical sells to stocking regional distributors and direct to hospitals through independent representatives. The Company believes that its products currently are being evaluated or utilized in approximately 80 hospitals in the United States. In addition, in year ended December 31, 2011 and 2010 international sales accounted for approximately 39% and 20% of revenues, respectively.

Intellectual Property

Patent Applications

Vycor Medical has the following issued, patents:

•Russia (2009124446) - Surgical Access Instruments for use with Delicate Tissues (Brain)

•China (200680056889.9) - Surgical Access Instruments for use with Delicate Tissues (Brain)

Additionally, Vycor has 13 patents pending for its Brain and Spine technology and products in: the U.S. (3), Canada (2), Europe (2), India (2), Japan (2), and Hong Kong (2).

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

VRT is a patient-specific diagnostic and therapeutic platform. The VRT diagnostic program maps the area of lost visual field. Proprietary algorithms help generate a customized therapy which delivers light-based stimuli to neurologically stimulate the visual cortex of the brain and restore the lost visual field. VRT is generally performed over a six month period, twice a day for an hour total, six days a week. The Company maintains broad IP protection. NovaVision has collected significant amounts of data from clinical studies and peer reviewed papers that support the Company's claims about the benefits of its platform technology for vision restoration and other indications. NovaVision has received 510(k) clearance and CE Marking for VRT.

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

Management believes that it is this programmed light sequences that stimulate the border zone between the "seeing" and "blind" visual fields and which induces neuroplasticity. The diagnostic algorithm in the VRT product first maps the visual field and defines the areas of defect in patients suffering vision loss. The therapeutic algorithm in the VRT product is then specifically designed for each patient based upon the results of the diagnostic program and it repetitively challenges the visual cortex with thousands of stimuli over the course of time. While neuroplasticity for explaining VRT has never been conclusively demonstrated, Randy Mashall's study using MRI did demonstrate that VRT results in increased neural activity in the visual cortex. Management is also aware of other studies which should be published during the course of 2011 which will shed further light on this. Irrespective of mechanism, patient studies point to significantly improved functional outcomes for patients who have done VRT treatment. This improvement manifests itself in greater confidence to move around and an average shift of 4.9 degrees in the border between seeing and blind visual fields. The visual field is the portion of space surrounding an individual which is visible at any given time by that individual while their gaze is held stationary. To humans, the central 10° of visual field holds the greatest functional importance for focal and cognitive tasks.

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

•75% of patients experience and improvement in their mobility which is regarded as the most important functional task

•Time since injury does not seem to matter so historical backlog of patients can be treated

•Results do not appear to be not age or gender dependent

Pipeline Products Utilizing NovaVision's Platform Technology

Management is looking to further develop its product range leveraging its existing technology platform. To this end it is in the process of launching a second generation of portable visual field screening device called head mounted perimeter (HMP). The Company has registration to sell the HMP as a Class 1 device as a screening tool for physicians. Physicians would use this novel portable HMP as a low-cost screening tool providing automated perimetry for visual field screenings performed more efficiently in the clinician's office, waiting room, nursing homes or within the hospital setting by Ophthalmologists, Optometrists and even the Primary Care Physician. The visual field test qualifies for reimbursement under CPT code 92082 (ranging from $60 - $70). While entirely focused on just screening and as such not as complex as an Oculus or Humphreys its screening ability is actually more resolute as it tests every 4 degrees compared to every 6 degrees. Its greatest advantage is its portability which enables it to be utilized in a number of situations where patients with a Visual Field Deficit may otherwise not be able to take a table mounted test.

Regulatory Matters

In the U.S., NovaVision's products are regulated by the Food and Drug Administration ("FDA") as Class U medical devices subject to 510(k) clearances, and in Europe NovaVision has CE Marking for VRT as a Class I device. NovaVision received its 510(k) clearance for VRT specific to Stroke and TBI indications in 2003.

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 23 granted and 15 pending patents.

The Company's 23 granted patents are in the U.S. (11), Canada (2), Europe (4), Australia (1), China (2), Hong Kong (1), India (1) and Japan (1).

The Company's 15 pending patents are in the U.S. and Canada (5), Europe (5), Australia (2), and Japan (3).

Trademarks

NovaVision maintains a portfolio of registered trademarks for NOVAVISION, NOVAVISION VRT and VISION RESTORATION THERAPY amongst others, both in the US and internationally.

Manufacturing and Operations

NovaVision is based at the Vycor Medical, Inc. group headquarters at a 10,000 square foot leased facility in Boca Raton, Florida. NovaVision purchases electronics and custom fabricated hardware from third party vendors and assembles and tests all of its medical devices within the facility. NovaVision has an FDA Establishment Registration and the Company does not have any long-term contractual obligations with its vendors to purchase products from them, nor are suppliers contractually obligated to sell products to NovaVision.

Acquisition of Sight Science, Ltd.

On January 4, 2012, NovaVision, entered into various agreements with Professor Arash Sahraie ("Prof. Sahraie") and the University of Aberdeen (Scotland) (the "University"), relating to the acquisition of all of the shares of Sight Science, Ltd. ("Sight Science") by NovaVision. In consideration of the Share Purchase Agreement and other transaction agreements, the Company agreed to pay the Sight Science shareholders £200,000 (US$ 310,660) cash, of which £100,000 (US$155,330) was paid at the Closing and an additional £100,000 (US$155,330) cash to be paid to the Sight Science shareholders on the one-year anniversary of the Closing. In addition, the Sight Science shareholders received at Closing further consideration in the form of an aggregate of 14,350,000 restricted shares of the Company, which are the subject of lock-up agreements between the Parties and which at Closing were valued at £184,768 (US$287,000).

Sight Science was established in 2009 based on the research of Professor Arash Sahraie at the University of Aberdeen. Sight Science, which is owned jointly by Prof. Sahraie and the University of Aberdeen, provides an interactive computer-based therapy called Neuro-Eye Therapy ("NeET"), which patients administer at home. To date, over 100 patients have utilized NeET. The Company has 5 patents granted in the UK, France, Germany, Switzerland and Singapore and 2 patents pending in the U.S. and Canada. Prof. Sahraie has conducted extensive research on blindsight and residual visual processing after brain injury, and is highly regarded in the field.

As part of the transaction, Prof. Sahraie agreed to join NovaVision as its Chief Scientific Officer on a part-time secondment basis from the University for a minimum of 5 years. Prof. Sahraie is responsible for driving NovaVision's scientific effort to develop and validate technologies in vision rehabilitation for visual field defects resulting from brain injury. The acquisition also created a long-term relationship between the Company, NovaVision and the University, which is a leading medical research center. In connection with the transaction, the University entered into an Option Agreement with Sight Science whereby Sight Science is granted an option over certain related developments created by Prof. Sahraie and his laboratory. The University also entered into a Patent Agreement and Assignation Agreement with Sight Science where all of the intellectual property held by the University and which was related to Sight Science's business was assigned to Sight Science.

Both NovaVision's VRT and Sight Science's NeET work on the basis that repeated stimulation of the blind areas by either bright patches of light (VRT) or the specific spatial patterns (NeET) and can lead to increases in sensitivity of the blind areas. Patients progress after VRT appears to be initiated at the blind and sighted borders whereas NeET results in changes deep within the field damage. Both therapies are able to demonstrate improvements in both visual sensitivity and activities of daily living. The Company believes that these therapies are highly complementary.

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

•ISO 13485.2003

Employees

We currently have 21 full-time employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months months terminating July, 2017

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Beginning on July 20, 2009, our Common Stock was quoted on the OTC Bulletin Board under the symbol "VYCO".

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board in July 2009. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
July 20, 2009-September 30, 2009	$0.04	$0.02
October 1, 2009-December 31, 2009	$0.07	$0.01
January 1, 2010-March 31, 2010	$0.15	$0.04
April 1, 2010-June 30, 2010	$0.06	$0.01
July 1, 2010-September 30, 2010	$0.03	$0.01
October 1, 2010-December 31, 2010	$0.04	$0.01
January 1, 2011-March 31, 2011	$0.03	$0.015
April 1, 2011-June 30, 2011	$0.045	$0.02
July 1, 2011-September 30, 2011	$0.05	$0.025
October 1, 2011-December 31, 2011	$0.04	$0.015

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 23, 2012 there were 837,472,111 shares of common stock outstanding and approximately 91 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Computershare, 350 Indiana Street, Suite 800, Golden, CO 80401; telephone (303) 262-0600.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2011 through March 24, 2012 which were not registered under the Securities Act.

Common Stock:

Name of Purchaser	Issue Date	Security	Shares	Consideration

Stephen M. Rathkopf	Feb. 1, 2011	Common Stock	1,000,000	$19,000
Steven Girgenti	Feb. 4, 2011	Common Stock	250,000	Director's Services
Datavision Computer Video, Inc.	Mar. 1, 2011	Common Stock	1,315,789	$25,000
Wayne Fleischacker	Mar. 14, 2011	Common Stock	5,263,158	$100,000
ILEX Investments, LP	April 19, 2011	Common Stock	8,888,888	$200,000
Stephen Nicholas Bunzl	May 16, 2011	Common Stock	2,222,222	$50,000
Robert Crames	May 16, 2011	Common Stock	2,222,222	$50,000
Sal DeMarco & Kathryn DeMarco JTTEN	May 16, 2011	Common Stock	1,111,111	$25,000
Steven Girgenti	May 16, 2011	Common Stock	222,222	Director's Services
Jack Lens	May 16, 2011	Common Stock	2,222,222	$50,000
Duane John Renfro	May 16, 2011	Common Stock	2,222,222	$50,000
Carol Tambor	May 16, 2011	Common Stock	2,222,222	$50,000
Neil Weiss	May 16, 2011	Common Stock	4,444,000	$100,000
Myles F. Wittenstein	May 16, 2011	Common Stock	2,222,222	$50,000
Jerrald Ginder	May 17, 2011	Common Stock	18,000,000	Consulting Services
Maurice Reissman	May 24, 2011	Common Stock	4,444,444	$100,000
Daksha Solanky	June 30, 2011	Common Stock	888,888	$20,000
Berardino Investment Group	July 7, 2011	Common Stock	2,167,902	Debenture Conversion
Greenbridge Capital Partners IV, LLC	July 13, 2011	Common Stock	15,500,000	Consulting Services
Jerrald Ginder	July 22, 2011	Common Stock	2,666,667	Consulting Services
Jason Adelman	Aug. 9, 2011	Common Stock	200,000	Consulting Services
Matthew Balk	Aug. 9, 2011	Common Stock	700,000	Consulting Services
Daniel Schneiderman	Aug. 9, 2011	Common Stock	100,000	Consulting Services
Steven Girgenti	Aug. 25, 2011	Common Stock	154,600	Director's Services
McCombie Group, LLC	Aug. 25, 2011	Common Stock	428,571	Consulting Services

Name of Purchaser	Issue Date	Security	Shares	Consideration

Alvaro Pascual Leone	Aug. 25, 2011	Common Stock	78,300	Advisory Comm. Fee
Steven Girgenti	Nov. 7, 2011	Common Stock	166,667	Director's Services
Alvaro Pascual Leone	Nov. 7, 2011	Common Stock	104,167	Advisory Comm. Fee
Joseph Simone	Nov. 16, 2011	Common Stock	510,000	$15,300
Fountainhead Capital Management Limited	Jan. 1, 2012	Common Stock	402,965	Stock option exercise
Chase Family Trust	Jan. 17, 2012	Common Stock	4,444,444	Conv. Preferred Stock
Professor Arash Sahraie	Jan. 19, 2012	Common Stock	9,901,500	Purch. Sight Science
University of Aberdeen	Jan. 19, 2012	Common Stock	4,448,500	Purch. Sight Science
Jason J S Barton	Jan. 23, 2012	Common Stock	138,890	Director's Services
Oscar Bronsther	Jan. 23, 2012	Common Stock	96,620	Director's Services
Steven Girgenti	Jan. 23, 2012	Common Stock	222,222	Director's Services
Jose Romano	Jan. 23, 2012	Common Stock	138,890	Director's Services
Glenn Fleischacker	Jan. 27, 2012	Common Stock	4,444,444	Conv. Preferred Stock
Steven Reichbach	Jan. 27, 2012	Common Stock	2,222,222	Conv. Preferred Stock
Myles Wittenstein	Jan. 31, 2012	Common Stock	2,222,222	Conv. Preferred Stock
Alvaro Pascual Leone	Jan 31, 2012	Common Stock	138,890	Advisory Comm. Fee
Matteo Rosselli	Feb. 9, 2012	Common Stock	2,222,222	Conv. Preferred Stock

Series C Preferred Stock:

Purchaser	Issue Date	Security	Shares Consideration
MKM Opportunity Master Fund, Ltd.	June 6, 2011	Ser. C Pref. Stock	5.00	$250,000
Andrew Mitchell	June 6, 2011	Ser. C Pref. Stock	0.50	$25,000
Matthew Balk	June 6, 2011	Ser. C Pref. Stock	0.80	$40,000
Daniel Balk	June 6, 2011	Ser. C Pref. Stock	1.10	$55,000
David Balk	June 6, 2011	Ser. C Pref. Stock	1.10	$55,000
Daniel Schneiderman	June 6, 2011	Ser. C Pref. Stock	0.45	$22,500
Jonathan Balk	June 6, 2011	Ser. C Pref. Stock	0.50	$25,000
Richard L. Hoffman	June 6, 2011	Ser. C Pref. Stock	0.45	$22,500
Robert J and Sandra S. Neborsky Living Trust	June 6, 2011	Ser. C Pref. Stock	2.00	$100,000
Skriloff Family Irrev. Trust fbo Samuel Skriloff	June 6, 2011	Ser. C Pref. Stock	0.10	$5,000
Skriloff Family Irrev. Trust fbo Olivia Skriloff	June 6, 2011	Ser. C Pref. Stock	0.10	$5,000
Jason Adelman	June 6, 2011	Ser. C Pref. Stock	1.80	$90,000
Robert and Amy Bernstein	June 6, 2011	Ser. C Pref. Stock	0.50	$25,000
Dick F. Chase, Jr.	June 6, 2011	Ser. C Pref. Stock	2.00	$100,000
Boris and Alexandra Smirnov	June 6, 2011	Ser. C Pref. Stock	2.00	$100,000
Nadejda Kassatkina	June 6, 2011	Ser. C Pref. Stock	2.00	$100,000
Irina Pavlova	June 6, 2011	Ser. C Pref. Stock	1.00	$50,000.00
Jeffrey J. and Jennifer S. Clayton	June 6, 2011	Ser. C Pref. Stock	1.00	$50,000.00
Greenbridge Capital Partners IV, LLC	June 6, 2011	Ser. C Pref. Stock	1.50	$75,000.00
Core Capital IV Trust	June 6, 2011	Ser. C Pref. Stock	1.50	$75,000
Rolant Investments Limited	June 6, 2011	Ser. C Pref. Stock	6.00	$300,000

Purchaser	Issue Date	Security	Shares Consideration
David Wiener*	June 28, 2011	Ser. C Pref. Stock	1.00	$50,000
One East Partners Opportunity, L.P.	June 28, 2011	Ser. C Pref. Stock	2.70	$135,000
One East Partners Master, L.P.	June 28, 2011	Ser. C Pref. Stock	5.30	$270,000
Narang Family Partnership, L.P.	June 28, 2011	Ser. C Pref. Stock	0.50	$25,000
Hugh Scott Campbell	June 28, 2011	Ser. C Pref. Stock	0.20	$10,000
Fraser Campbell	June 28, 2011	Ser. C Pref. Stock	0.20	$10,000
Sean Campbell	June 28, 2011	Ser. C Pref. Stock	0.50	$25,000
Wayne Fleischacker	June 28, 2011	Ser. C Pref. Stock	2.00	$100,000
Glenn Fleischacker	June 28, 2011	Ser. C Pref. Stock	1.00	$50,000
Jane Ellis	June 28, 2011	Ser. C Pref. Stock	2.00	$100,000
Duane Renfro	Aug. 4, 2011	Ser. C Pref. Stock	1.00	$50,000
Guri Dauti	Aug. 4, 2011	Ser. C Pref. Stock	1.00	$50,000
Matteo Joseph Rosselli	Aug. 4, 2011	Ser. C Pref. Stock	1.00	$50,000
Sarah Benveniste	Aug. 4, 2011	Ser. C Pref. Stock	1.00	$50,000
Steven Reichbach	Aug. 4, 2011	Ser. C Pref. Stock	1.00	$50,000
Glenn Fleischacker	Aug. 4, 2011	Ser. C Pref. Stock	1.00	$50,000
Myles Wittenstein	Aug. 4, 2011	Ser. C Pref. Stock	1.00	$50,000
Neil Weiss	Aug. 4, 2011	Ser. C Pref. Stock	1.00	$50,000
Randolf Kahn	Aug. 4, 2011	Ser. C Pref. Stock	1.00	$50,000
Wayne Fleischacker	Aug. 4, 2011	Ser. C Pref. Stock	1.00	$50,000
Marc A. Cohen	Aug. 4, 2011	Ser. C Pref. Stock	2.20	$110,000

*The share transaction with David Wiener on June 28, 2011 was mutually rescinded in December 2011 and the shares were cancelled and funds returned to the investor.

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

	12/31/11	12/31/10	12/31/09
		(Restated)	(Restated)
Revenues	$971,367	$316,450	$199,046
Net loss	$(4,778,541)	$(1,983,822)	$(1,164,036)
Net loss per share	$(0.006)	$(0.003)	$(0.040)
Weighted average no. shares	780,096,806	663,168,900	29,183,482
Stockholders' equity (deficit)	$875,324	$88,714	$(1,245,940)
Total assets	$3,571,640	$2,153,694	$400,960
Total liabilities	$2,696,316	$2,064,980	$1,646,900

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

Going Concern

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $4,778,541 for the year ended December 31, 2011, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of December 31, 2011 the Company had a stockholders' equity of $875,324 and cash and cash equivalents of $950,841. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2011 and 2010, the amounts charged to research and development expenses were $115,665 and $15,208, respectively.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At December 31, 2011 and 2010 patient deposits amounted to $25,000 and $0, respectively, and are reserved against in Other Current Liabilities.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Revenue and Gross Margin:

	2011	2010	% Change
Revenue:
Vycor Medical	$548,463	$307,582	78%
NovaVision	$422,904	$8,868	NM
	$971,367	$316,450	207%

	2011	2010	% Change
Cost of Revenue:
Vycor Medical	$(109,021)	$(47,607)	128%
NovaVision	$(67,237)	$(1,130)	NM
	$(176,258)	$(48,737)	262%
Gross Profit
Vycor Medical	$439,422	$259,975	69%
NovaVision	$355,687	$7,738	NM
	$795,109	$267,713	197%

Vycor Medical recorded revenue of $548,463 from the sale of its products in 2011, an increase of 78% over 2010. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. In December 2011 VBAS received SFDA approval to be marketed in the People's Republic of China (PRC) and shipped its first order with a value of $170,000. Approximately 39% of sales were international in 2011 compared to 20% in 2010. Gross margin of 80% was achieved in 2011 compared to 85% for 2010. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower. In addition in 2011 Vycor Medical had one-off costs from a packaging life extension program.

NovaVision recorded revenues of $422,904 for the period ended December 31, 2011 and a gross margin of 84%.

Research and Development Expense:
Research and development expenses were $115,665 in 2011 compared to $15,208 for 2010. The increase in R&D expense relates primarily to the inclusion of NovaVision in the 2011 period and the development work carried out on new products and technologies.

General and Administrative Expenses:

General and administrative expenses increased by $3,067,946 to $4,987,120 for 2011 from $1,919,174 for 2010. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for 2011 was $1,755,661, an increase of $1,412,797 over $342,864 in 2010. The increase was primarily related to the recognition of $658,651 for fully vested warrants issued to Fountainhead during the 2011 period, the recognition of common stock issued to Jerrald Ginder and GreenBridge Capital Partners IV, LLC and the addition of members to the Board of Directors and the NovaVision Scientific Advisory Board who are partly compensated in stock. The remaining General and Administrative increase of $1,655,149 reflects approximately $1,150,990 of additional expenses related to the inclusion of NovaVision in 2011, increased professional and consulting fees, including increased consulting fees with Fountainhead following the NovaVision acquisition, and higher levels of marketing activities in Vycor Medical. In addition there were $119,273 of non-recurring costs; $70,463 with regard the accrual of a retention bonus to Ken Coviello, the Chief Executive, in relation to the 2009 Recapitalization Agreement; and $48,810 with regard to the accrual of a vendor settlement relating to the distribution of certain NovaVision products in Germany prior to the acquisition of NovaVision by Vycor.

Interest Expense:

Interest expense comprises: interest expense on the Company's debt and insurance policy financing. Interest expense for 2011 was increased by $81,260 to $127,142 from $45,882 for 2010, as a result of an increase in average debt levels during the year.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010	$ Change
Cash	$950,841	$127,081	$823,760
Accounts receivable, inventory and other current assets	1,378,754	774,122	604,632
Total current liabilities	(2,696,316)	(2,064,980)	(631,336)
Working capital (deficit)	$(366,721)	$(1,163,777)	$797,056
Cash provided by financing activities	$4,173,426	$2,489,500	$1,683,926

As of December 31, 2011 we had $950,841 cash, a working capital deficit of $366,721 and an accumulated deficit of $11,661,704. The Stockholders' equity at December 31, 2011 was $875,324, an improvement from $786,610 at December 31, 2010. Debt at December 31, 2011 was $1,636,125 compared to $1,415,662 at December 31, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

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
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Vycor Medical Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Vycor Medical Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vycor Medical Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Paritz & Company, P.A.
Hackensack, New Jersey
March 29, 2012

VYCOR MEDICAL, INC.
Consolidated Balance Sheets
(Audited)

	December 31, 2011	December 31, 2010 (restated)
ASSETS

Current Assets

Cash	$950,841	$127,081
Accounts receivable, net	313,679	76,460
Inventory	184,070	52,360
Prepaid expenses and other current assets	881,005	645,302
	2,329,595	901,203

Fixed assets, net	671,291	773,188

Intangible and Other assets:
Trademarks	130,000	130,000
Patents, net of accumulated amortization	379,579	333,072
Website, net of accumulated amortization	4,906	3,932
Security deposits	56,269	12,299
	570,754	479,303

TOTAL ASSETS	$3,571,640	$2,153,694

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$176,181	$114,447
Accrued interest	56,993	36,992
Accrued liabilities	754,895	406,998
Other current liabilities	72,122	90,881
Notes payable - current	1,636,125	1,415,662
TOTAL LIABILITIES	2,696,316	2,064,980

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized Series C Convertible Preferred Stock, 63.8 and 0 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	1	-
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 807,205,445 and 724,488,929 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	80,721	72,449
Additional Paid-in Capital	12,432,114	6,902,427
Accumulated Deficit	(11,661,704)	(6,883,163)
Accumulated Other Comprehensive Loss	24,192	(2,999)

	875,324	88,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,571,640	$2,153,694

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Operations
(Audited)

	For the twelve months ended December 31,
	2011	2010 (restated)

Revenue	$971,367	$316,450

Cost of Goods Sold	176,258	48,737

Gross Profit	795,109	267,713

Operating expenses:
Research and development	115,665	15,208
Depreciation and Amortization	209,973	56,801
General and administrative	4,987,120	1,919,174
Goodwill on Acquisition of Subsidiary	-	58,027
Costs related to Aqcuisition of Subsidiary	110,032	154,203

Total Operating expenses	5,422,790	2,203,413

Operating loss	(4,627,681)	(1,935,700)

Other income (expense)
Other income (expense)	(23,718)	8
Interest expense, net	(127,142)	(45,882)
Total Other Income (expense)	(150,860)	(45,874)

Net Loss Before Taxes	(4,778,541)	(1,981,574)

Taxes	-	(2,248)

Net Loss	$(4,778,541)	$(1,983,822)

Loss Per Share
Basic and diluted	$(0.006)	$(0.003)

Weighted Average Number of Shares Outstanding	780,096,806	663,168,900

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Stockholders' Equity

	Shares	Common Stock	Preferred Stock - Series B	Preferred Stock - Series C	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI (Loss)	Total
Balance at January 1, 2010	557,798,599	$55,780	$0	$0	$3,597,621	$(4,899,341)	$0	$(1,245,940)
Issuance of stock for consulting fees	2,612,500	261			40,364			40,625
Share-based compensation for consulting services					823,693			823,693
Share-based compensation - employee options vesting					57,840			57,840
Purchases of equity - Series B preferred			14		139,986			140,000
Common stock issuance for conversion of Series B preferred and interest	11,768,197	1,177	(14)		5,939			7,102
Common stock issuance for conversion of debt	64,295,200	6,430			797,260			803,690
Beneficial conversion feature on convertible debt								0
Purchases of equity - Common stock	87,079,447	8,708			1,425,792			1,434,500
Common stock issuance for satisfaction of accounts payable	934,986	93			13,932			14,025
Accumulated Comprehensive Loss							(2,999)	(2,999)
Net loss for twelve months ended December 31, 2010						$(1,983,822)		$(1,983,822)
Balance at December 31, 2010	724,488,929	$72,449	$0	$0	$6,902,427	$(6,883,163)	$(2,999)	$88,714
Issuance of stock for consulting fees	39,455,594	3,946			852,279			856,225
Share-based compensation for consulting services					699,605			699,605
Share-based compensation - employee options vesting					29,796			29,796
Purchases of equity - Common stock	40,690,055	4,069			884,931			889,000
Purchases of equity - Series C preferred				1	2,971,455			2,971,456
Common stock issuance for conversion of debt	2,167,902	217			40,973			41,190
Common stock issuance for warrant exercise	402,965	40			403			443
Preferred Stock issue placement agent warrants					50,245			50,245
Accumulated Comprehensive Loss							27,191	27,191
Net loss for twelve months ended December 31, 2011						$(4,778,541)		(4,778,541)
Balance at December 31, 2011	807,205,445	$80,721	$-	$1	$12,432,114	$(11,661,704)	$24,192	$875,324

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows
(Audited)

	For the twelve months ended December 31,
	2011	2010 (restated)
Cash flows from operating activities:
Net loss	$(4,778,541)	$(1,983,822)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	174,735	21,539
Depreciation of fixed assets	55,571	35,262
Share based interest expense	4,884	-
Share based compensation	1,755,661	342,864
Shares issued for Consulting Services	-	38,854
Interest satisfied with stock conversion	-	7,102
Goodwill written off on acquisition of subsidiary	-	58,027
Net loss as adjusted for non-cash items	(2,787,690)	(1,480,174)
Changes in assets and liabilities:
Accounts receivable	(237,294)	(40,032)
Inventory	(131,872)	3,908
Prepaid expenses	(412,254)	(39,262)
Security deposit	(43,970)	(9,949)
Accounts payable	62,560	(247,163)
Accounts payable satisfied with common stock		14,025
Accrued interest	21,191	34,088
Accrued liabilities	349,906	294,306
Other current liabilities	(15,911)	19,983
Cash used in operating activities	(3,195,334)	(1,450,270)
Cash flows provided by / (used in) investing activities:
Purchase of fixed assets	(61,995)	(21,521)
Purchase of website	(3,360)	-
Acquisition of subsidiary	-	(898,017)
Acquisition of patents	(110,406)	(8,575)
Cash provided by / (used in) investing activities	(175,761)	(928,113)
Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	889,443	1,434,500
Proceeds from issuance of Preferred Stock - Series B, net	-	140,000
Proceeds from issuance of Preferred Stock - Series C, net	3,021,700	-
Proceeds from Notes Payable	543,105	1,276,500
Repayment of Notes Payable	(280,822)	(361,500)
Cash provided by financing activities	4,173,426	2,489,500
Effect of exchange rate changes on cash	21,429	3,193
Net increase (decrease) in cash	823,760	114,310
Cash at beginning of period	127,081	12,771
Cash at end of period	$950,841	$127,081

Supplemental Disclosures of Cash Flow information:
Interest paid:	$1,686	$-
Taxes paid	$-	$2,248

Non-Cash Transactions:
Warrants, options and common stock issued for debt financing	$41,190	$803,690

See accompanying notes to unaudited financial statements

1.   FORMATION AND BUSINESS OF THE COMPANY

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

2.   GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $4,778,541 for the year ended December 31, 2011, and the Company expects to continue to incur substantial additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of December 31, 2011 the Company had a stockholders' equity of $875,324 and cash and cash equivalents of $950,841. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.   ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2011 and 2010, the amounts charged to research and development expenses were $115,665 and $15,208, respectively.

Software Development Costs For Internal Use

The authoritative guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company's software for internal use, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of three years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc. For the years ended December 31, 2011 and 2010 there was no capitalization of software development costs.

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

NovaVision generates revenues from various programs, therapy services and other sources such as government grants. Therapy services revenues represent fees from NovaVision's vision restoration therapy software, diagnostic software, medical devices, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision recognizes revenue for providing the vision restoration therapy as the Company's work effort is expended. NovaVision provides vision restoration therapy directly to patients. The typical vision restoration therapy consists of six modules, performed on average over 6 months in the U.S. and 10 months in Germany. A patient contract comprises set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period. Patient therapy is restricted to being completed by a patient within a specified time frame.

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

Accounts Receivable

The Company's accounts receivable are due from the hospitals and distributors in the case of Vycor Medical, and from patients directly therapy or physicians for diagnostic products in the case of NovaVision. Accounts receivable are due once products have been delivered or at the time the therapy is initiated; however, for NovaVision therapy patients sometimes credit is extended through various payment plans based on individual financial conditions, generally not to exceed the therapy period. The outstanding balances are stated net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, and the customer's ability to pay its obligations. The Company writes off accounts receivable when they become uncollectible.

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

The Company has no items that are subject to these standards as of December 31, 2011.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Decmeber 31,	December 31,
	2011	2010
Stock options outstanding	833,333	833,333
Warrants to purchase common stock	262,096,921	90,191,077
Debentures convertible into common stock	55,308,960	47,414,223
Preferred shares convertible into common stock	139,555,546	-
Total	457,794,760	138,438,633

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

4.   NOTES PAYABLE

 As of December 31, 2011 and December 31, 2010, Notes Payable consists of:

	December 31, 2011	December 31, 2010

On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management ("Fountainhead"), the beneficial owner of more than 50% of the Company's common stock. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. These debentures were originally due August 31, 2010. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011, on March 28, 2011 the due date was further extended to August 31, 2011 and on June 6, 2011 the due date was further extended to December 31, 2012.	441,362	441,362

	December 31, 2011	December 31, 2010
On September 30, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, however the due date for satisfaction was extended on June 6, 2011 to December 31, 2012.	175,000	175,000

On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The debentures were originally due August 31, 2011, however the due date for satisfaction was extended on June 6, 2011 to December 31, 2012.	400,000	400,000

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is due on December 31, 2012, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. On June 6, 2011 the due date for satisfaction was extended to December 31, 2012.	300,000	300,000

On December 3, 2010, the Company issued a debenture in the amount of $40,000 payable to Berardino Investment Group. This debenture accrued interest at a rate of 6% per annum, was due June 30, 2011, was secured by a first priority security interest in all of the assets of the Company, and was senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder was entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and did not require bifurcation. On June 30, 2011, the entire principal and unpaid interest on this debenture was converted into 2,167,902 shares of the Company's Common Stock at the conversion price of $0.019 per share.	-	40,000

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. ("EuroAmerican"). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.03 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company at the conversion price of $0.03 per share, subject to adjustment and does not require bifurcation. On October 25, 2011 the due date for this note was further extended to December 10, 2011 and on March 27, 2011 the due date was further extended to June 30, 2012	300,000	-

Unsecured, non-interest bearing loan from the chief executive of NovaVision AG, advanced a total of to NovaVision AG, which is being repaid in monthly installments. As of December 31, 2011 and 2010 the remaining balance was €8,250 and €33,000, respectively.	10,660	44,019
Insurance policy finance agreements	9,103	15,281
Total Notes Payable:	$1,636,125	$1,415,662

The following is a schedule of future minimum loan payments:

Twelve months ending December 31,	Amount
2012	$1,636,125
Total	$1,636,125

As of December 31, 2011, $1,316,362 of Company's notes payable are secured by a first security interest in all of the assets of the Company. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of each of the convertible debt instruments set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

5.   SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Set out below are the revenues, gross profits and total assets for each segment.

	December 31,
	2011	2010 (restated)
Revenue:
Vycor Medical	$548,463	$307,582
NovaVision	422,904	8,868
Total Revenue	$971,367	$316,450
Gross Profit:
Vycor Medical	439,422	259,975
NovaVision	355,687	7,738
Total Gross Profit	$795,109	$267,713
Total Assets:
Vycor Medical	2,068,084	1,085,680
NovaVision	1,503,556	1,068,014
Total Assets	$3,571,640	$2,153,694

(b) Geographic information. The Company operates in two geographic segments, the United States and Germany. Set out below are the revenues, gross profits and total assets for each segment.

	December 31,
	2011	2010 (restated)
Revenue:
United States	$740,967	$307,582
Germany	230,400	8,868
Total Revenue	$971,367	$316,450
Gross Profit:
United States	607,702	259,975
Germany	187,407	7,738
Total Gross Profit	$795,109	$267,713
Total Assets:

	December 31,
	2011	2010 (restated)
United States	3,470,993	2,084,029
Germany	100,647	69,665
Total Assets	$3,571,640	$2,153,694

6.  PROPERTY AND EQUIPMENT

As of December 31, 2011 and 2010, Property and Equipment and the estimated lives used in the computation of depreciation is as follows:

	2011	2010

Machinery and equipment	$106,368	$93,764
Purchased Software	15,607	10,000
Molds and Tooling	234,230	230,830
Furniture and fixtures	21,130	18,288
Therapy Devices	59,065	44,412
Internally Developed Software	559,304	540,000
	995,704	937,294

Less: Accumulated depreciation and amortization	(324,413)	(164,106)

Property and Equipment, net	$671,291	$773,188

Estimated useful lives of property and equipment are as follows:

Therapy devices	3 years
Computer equipment and software	3 years
Furniture and fixtures	7 years
Machinery and office equipment	5 years
Internally Developed Software	5 years

7.   INTANGIBLE ASSETS

As of December 31, 2011 and 2010, Intangible Assets consists of:

	December 31,
	2011	2010
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$492,147	$381,740
Accumulated Amortization	(112,568)	(48,668)
	$379,579	$333,072

Intangible assets not subject to amortization
Trademarks	130,000	130,000

Intangible asset amortization expense for the periods ended December 31, 2011 and 2010 was $66,735 and $21,539, respectively.

8.   EQUITY

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

On June 7, 2011, the Company completed the sale of 31.4 Units comprising Series C Convertible Preferred Shares and Warrants (the "Units") to accredited investors (the "Investors") (the "Preferred Offering") for aggregate proceeds of $1,570,000. The Units were issued pursuant to separate Series C Convertible Preferred Stock Purchase Agreements (the "Agreements") between the Company and each of the Investors.  This sale was an initial closing (the "Initial Closing") under the Agreements which allows for maximum proceeds of $3,000,000. Each Unit was priced at $50,000 and comprised one share of Series C Preferred Convertible Stock convertible (at the Holder's option or mandatorily upon the occurrence of certain events) into 2,222,222 shares of the Company's Common Stock ($0.0225 per share) and a Warrant to purchase 1,111,111 shares of the Company's Common Stock at $0.03 per share (subject to adjustments) for a period of three years (the "Warrant" or "Warrants").  A total of 31.4 shares of Series C Convertible Preferred Stock convertible into 69,777,773 shares of the Company's Common Stock and Warrants to purchase 34,888,890 shares of the Company's Common Stock were issued.  On June 28, 2011, the Company completed a second closing of the Preferred Offering (the "Second Closing") with the sale of an additional 15.40 Units to Investors for aggregate proceeds of $770,000. An additional 15.40 shares of Series C Convertible Preferred Stock convertible into 34,222,220 shares of the common stock and Warrants to purchase 17,111,111 shares of the Company's common stock were issued in connection with the Second Closing.  The Company entered into a Registration Rights Agreement with the Investors with respect to the Warrants. In December 2011, by mutual consent for technical reasons, the sale of 1 unit of Series C Convertible Preferred Stock convertible into 2,222,222 shares of the Company's Common Stock was rescinded; the Company returned the $50,000 invested and the investor returned the preferred share and the warrants to purchase 1,111,111 shares of the Company's Common Stock

On June 3, 2011, in connection with a consultancy agreement, the Company issued 15,500,000 shares of common stock (valued at $348,750) to GreenBridge Capital Partners IV, LLC. 10,333,333 of these shares remain held in escrow and are subject to clawback options, at the Company's sole descretion, exerciseable in equal tranches by April 15 and 30, 2012.

On June 6, 2011, in connection with a consultancy agreement, the Company issued 1,000,000 shares of common stock (valued at $22,500) to Burnham Hill Advisors, LLC.

Burnham Hill Partners LLC ("BHP") served as placement agent in connection with the sale of 24.8 Units in the Preferred Offering. Pursuant to a placement agent agreement with BHP, the Company paid BHP a cash placement fee equal to seven percent (7%) of the gross proceeds received by the Company from Units placed by BHP. Also pursuant to the placement agent agreement, the Company issued BHP Warrants (the "Placement Agent Warrants") to purchase a number of shares equal to seven percent (7%) of the number of shares of common stock issuable upon conversion of the 24.8 Units placed by BHP (3,857,778 shares) in the Preferred Offering. The Placement Agent Warrants are exercisable for three years from the date of issuance at an exercise price of $0.0225 per share. In connection with the investor rescinding in December 2011 referred to above, the number of warrants was reduced to 3,702,223.

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

In October 2011 the Company issued 166,667 shares of Common Stock (valued at $5,000) to Steven Girgenti and 104,167 shares of Common Stock to Alvaro Pascale-Leone (valued at $3,125) in respect of consulting agreements.

Effective December 2011, the Company issued 222,222 shares of Common Stock (valued at $5,000) to Steven Girgenti and 96,620 shares of Common Stock (valued at $2,174) to Dr Oscar Bronsther in consideration for services provided to the Board of Directors; and 138,890 shares of Common Stock (valued at $3,125) to each of Alvaro Pasuale-Leone, Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

In December 2011 the Company issued 402,965 shares of Common Stock to Fountainhead Capital Partners Limited in respect of the exercise of December 2006 warrants, and received $443.26 in cash.

During the year ended December 31, 2011, the Company received $889,000 in net cash proceeds from the sale of Common Shares, $3,018,200 in net proceeds from the sale of Preferred Stock and $443 in net proceeds from the exercise of warrants, as detailed above.

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

Initial grants of options to purchase 500,000 shares were issued under the Plan on February 13, 2008 to each of Kenneth T. Coviello, the Company's Chief Executive Officer and Heather N. Vinas, the Company's President at an exercise price of $0.135 per share.  The options vested 33-1/3% on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas' resignation as President of the Company in May 2010, 166,667 unvested options were cancelled. Accordingly, for the year ended December 31, 2011, the Company recognized share-based compensation only for the grant to Mr. Coviello, totaling $29,796.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share

Outstanding at December 31, 2009	35,493,172	$0.030
Granted	90,191,077	0.015
Exercised
Cancelled or expired	(9,079,473)	0.015
Outstanding at December 31, 2010	116,604,776	$0.019
Granted	148,176,421	0.025
Exercised	(402,965)	0.001
Cancelled or expired	(2,281,311)	0.163
Outstanding at December 31, 2011	262,096,921	$0.021

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2009	1,000,000	$0.14
Granted
Exercised
Cancelled or expired	(166,667)	0.14
Outstanding at December 31, 2010	833,333	$0.14
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2011	833,333	$0.14

As of December 31, 2011, the weighted-average remaining contractual life of outstanding warrants and options is 2.93 and 7.88 years, respectively.

Non-Employee Stock Compensation

Under the terms of a consulting agreement dated February 2010, the Company issued fully vested warrants to Fountainhead to purchase up to 39,063,670 shares of the Company's common stock at $0.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. The fair value of these warrants was estimated using the Black-Scholes option pricing model and is being amortized over the two-year life of the consultancy agreement. For the year ended December 31, 2011, $179,095 was recognized as share-based compensation in connection with this agreement. Under the same agreement, the Company was also required to issue fully vested warrants to purchase an additional 39,063,670 shares of the Company's common stock, at a price of $0.0125 per share should new funding totaling $3 million in aggregate in Common Stock of Vycor or in securities convertible into Common Stock of Vycor at a price of no less than $0.0125 per share of Common Stock be closed during the term of the Consulting Agreement. These warrants became issuable upon completion of the Preferred Offering and were issued in June 2011. The fair value of these warrants was estimated at $658,651 using the Black-Scholes model and, because the performance criteria of the warrants had been satisfied on the date of issuance the full value was expensed immediately.

During the year ended December 31, 2011, the Company issued an aggregate of 793,489 shares of common stock to Steven Girgenti for services rendered to the board of directors, valued at $20,000, which was recognized as share-based compensation for the year ended December 31, 2011.

Under the terms of a twelve-month sales and marketing consulting agreement dated March 2010, the Company issued 750,000 shares of its Common Stock to Joe Simone, valued at $9,375. As an amendment to this agreement in September 2011, 510,000 shares of Common Stock were issued, valued at $15,300. For the year ended December 31, 2011, $17,071 was recognized as share-based compensation in connection with this agreement.

Under the terms of an Extension of Funding Commitment agreement dated September 2010, the Company issued warrants to Fountainhead to purchase up to 50,627,407 shares of the Company's common stock at $0.0175 per share. The warrants are valid from September 29, 2010 for a period of five years. The fair value of these warrants was estimated using the Black-Scholes model and is being amortized over the life of the agreement to August 30, 2011. For the year ended December 31, 2011, $336,114 was recognized as share-based compensation in connection with this agreement.

Under the terms of a one-year consulting agreement dated December 6, 2010, the Company issued warrants to Market Media Connect, LLC to purchase up to 500,000 shares of the Company's common stock at $0.07 per share. The warrants are valid from December 1, 2010 for a period of three years. The fair value of these warrants was estimated using the Black-Scholes model and is being amortized over the life of the consulting agreement. For the year ended December 31, 2011, $3,063 was recognized as share-based compensation in connection with this agreement.

In March 2011 the Company entered into a one-year consultancy agreement with Mr Jerrald Ginder, effective April 1, 2011. Mr Ginder has extensive experience in sales and marketing and the development of medical device products, and has contacts which will be of use to the Company. Under the terms of the agreement, which the Company has the right to terminate with 30 days notice, Mr. Ginder was to receive $60,000 cash, payable monthly, and 18,000,000 restricted shares of common stock of the Company. The stock has been valued by the Company at $360,000 and is being amortized over the life of the agreement as share-based compensation expense. On June 22, 2011, the Company and Mr. Ginder entered into an Amendment to the Consulting Agreement. Pursuant to this amendment, the Company issued to Mr. Ginder an additional 2,666,667 shares of the Company's common stock in lieu of the $60,000 cash due under the Consulting Agreement. The $60,000 value of the additional shares is also being amortized as share-based compensation over the life of the agreement. For the year ended December 31, 2011, aggregate compensation recognized in respect of the Consulting Agreement, as amended, was $310,430.

In June 2011, the Company entered into a one-year Consulting Agreement with GreenBridge Capital Partners, IV, LLC, to provide consulting and advisory services to the Company. Under the terms of this agreement, GreenBridge is to receive up to 15,500,000 shares of the Company's common stock. 5,166,667 were received by Greenbridge during 2011 and the remainder is held in escrow subject to clawback, at the Company's sole option, in two tranches on April 15 and 30, 2012. The stock has been valued by the Company at $348,750 and is being amortized over the life of the agreement as earned as share-based compensation expense. For the year ended December 31, 2011, $113,344 was recognized as share-based compensation in connection with this agreement.

In June 2011 the Company entered into a Consulting Agreement with Burnham Hill Advisors LLC ("BHA") under which BHA shall provide, for a period of six months, financial and strategic advice to the Company. BHA received 1,000,000 restricted shares of the Company's common stock. The stock has been valued by the Company at $22,500 and is being amortized over the life of the agreement as share-based compensation expense. For the year ended December 31, 2011, $22,250 was recognized as share-based compensation in connection with this agreement.

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

In relation to his role as Chairman of the Scientific Advisory Board of NovaVision, the Company issued a total of 182,467 shares of the Company's Common Stock to Alvaro Pascale-Leone, valued at $6,250, which was recognized as share-based compensation in the year ended December 31, 2011.

In July 2011 the Company entered into a Consulting Agreement with McCombie Group LLC with regard to certain business and strategic planning services. Under the terms of the agreement McCombie Group received 428,571 shares of Common Stock valued at $15,000, which was recognized as share-based compensation in the year ended December 31, 2011.

In September 2011 the Company entered into a Consulting Agreement with Dr Oscar Bronsther with regard to certain potential clinical studies utilizing Vycor's VBAS product. Under the terms of the agreement, Dr Bronsther received warrants to purchase up to 400,000 of the Company's Common Stock for a period of three years from September 30, 2011 at a price of $0.03 per share. The fair value of these warrants was estimated at $7,335 using the Black-Scholes model and, because the time period for the agreement is indeterminable, the full value was recognized immediately. Additionally, for services rendered to the board of directors, Dr Bronsther received 96,620 shares of Common Stock valued at $2,174, which was recognized as share-based compensation for the year ended December 31, 2011.

In relation to their roles as members of the Scientific Advisory Board of NovaVision, the Company issued a total of 138,890 shares of the Company's Common Stock, valued at $3,125, to each of Jason Barton and Jose Romano, which was recognized as share-based compensation in the year ended December 31, 2011

Aggregate stock-based compensation expense charged to operations on employee options and on stock and warrants granted to the above non-employees for the year ended December 31, 2011 is $1,755,661. As of December 31, 2011, there was approximately $365,373 of total unrecognized compensation costs related to warrant and stock awards and non-vested options, which are expected to be recognized over a weighted average period of approximately 0.36 years.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model in years ended December 31, 2011 and 2010:

	Year ended December 31,
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

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2011 and December 31, 2010. The Company's gross deferred tax assets and valuation allowance at December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011	December 31, 2010
Gross deferred tax assets	2,100,000	1,573,000
Valuation allowance	(2,100,000)	(1,573,000)
Net deferred tax asset	—	—

As of December 31, 2011 and December 31, 2010, the Company has U.S. federal net operating loss carryforwards of approximately $6,000,000 and $3,675,000, respectively.  The federal net operating loss carryforwards expire in the tax years 2027 through 2031.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carryforwards and research and development credits may be subject to the above limitations.

At December 31, 2011 and December 31, 2010 the Company has available for carryforward German net operating losses of approximately $420,000 and $125,000 respectively, to be applied against future German taxable income which may be subject to certain restrictions and limitations. Such carryforwards are subject to certain restrictions and limitations in the event of changes in the NovaVision AG's ownership.

11.   COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months months terminating July, 2017.

Kenneth Coviello retention bonus

Under the terms of the 2009 Recapitalization Agreement, certain accrued salaries totaling $70,643 were converted into a contingent retention bonus payable either on the closing of a Company fundraising of more than $1.5 million or on the sale of the Company (or substantially all of its assets) at a value above $3 million. The Company and Mr. Coviello are in discussions with regard to this agreement and timing of payment, but the company has accrued for this in full during 2011.

Contingent Vendor Settlement Provision

During the fourth quarter of 2011 the Company became aware of a matter with a distributor of NovaVision products in Germany relating to the distribution of products prior to the Company's acquisition of NovaVision. The Company is in discussions with the vendor regarding the terms of a future commercial and settlement agreement, and has provided an accrual in the amount of €37,000, net ($48,810) representing the maximum settlement amount.

12. CONSULTING AND OTHER AGREEMENTS

The Company has entered into the following consulting and other agreements during the year ended December 31, 2011:

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

On August 18, 2011, the Company agreed with GreenBridge to amend the Consulting Agreement to modify the dates for exercise of the Company's repurchase option related to the shares delivered to Greenbridge pursuant to the terms of the Agreement.  Specifically, the parties agreed that, of the 15,500,000 shares delivered to GreenBridge, the Company would have the option to repurchase 5,166,666 of the shares prior to November 30, 2011 and an additional 5,166,667 shares prior to February 28, 2012.  The remaining 5,166,667 shares are not subject to a repurchase option. The shares which are the subject of the repurchase option are to be held in escrow by a third party.  In all other respects, the original Consulting Agreement remains in full force and effect as written. The Consulting Agreement was subsequently amended on several occasions and as of the date hereof the option to repurchase 5,166,666 of the shares is exercisable by the Company prior to April 15, 2012 and an additional 5,166,667 shares prior to April 30, 2012.

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

13. RELATED PARTY TRANSACTIONS

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

In December 2011 the Company issued 402,965 shares of Common Stock to Fountainhead Capital Partners Limited in respect of the exercise of December 2006 warrants, and received $443.26 in cash.

14. SUBSEQUENT EVENTS

Share Issuance

During January to March 2012, the Company issued 222,222 shares of Common Stock (valued at $5,000) to Steven Girgenti and 96,620 shares of Common Stock (valued at $2,174) to Dr Oscar Bronsther in consideration for services provided to the Board of Directors.

During January to March 2012, the Company issued 138,890 shares of Common Stock (valued at $3,125) to each of Alvaro Pasuale-Leone, Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

Conversion of Preferred Shares

During January to March 2012, the Company issued a total of 15,555,554 shares of Common Stock in respect of conversion of Series C Preferred Stock.

Acquisition of Sight Science Limited

On January 4, 2012, NovaVision, entered into various agreements with Professor Arash Sahraie ("Prof. Sahraie") and the University of Aberdeen (Scotland) (the "University"), relating to the acquisition of all of the shares of Sight Science, Ltd. ("Sight Science") by NovaVision. In consideration of the Share Purchase Agreement and other transaction agreements, the Company agreed to pay the Sight Science shareholders £200,000 (US$ 310,660) cash, of which £100,000 (US$155,330) was paid at the Closing and an additional £100,000 (US$155,330) cash to be paid to the Sight Science shareholders on the one-year anniversary of the Closing. In addition, the Sight Science shareholders received at Closing further consideration in the form of an aggregate of 14,350,000 restricted shares of the Company, which are the subject of lock-up agreements between the Parties and which at Closing were valued at £184,768 (US$287,000). Further details on the acquisition can be found in the Company's Form 8-K/A dated March 21, 2012.

Amendment of Consulting Agreement

Effective as of March 4, 2012 the Company agreed with with GreenBridge Capital Partners IV, LLC to amend the Consulting Agreement between the parties to modify the dates for exercise of the Company's repurchase option related to the shares delivered to Greenbridge pursuant to the terms of the Agreement.  Specifically, the parties agreed that, of the 15,500,000 shares delivered to GreenBridge, the Company would have the option to repurchase 5,166,666 of the shares prior to April 15, 2012 and an additional 5,166,667 shares prior to April 30, 2012.  The remaining 5,166,667 shares are not subject to a repurchase option. The shares which are the subject of the repurchase option are held in escrow by a third party.  In all other respects, the original Consulting Agreement remains in full force and effect as written.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters which were the subject of certain remedial action described in our prior reports), the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION.

Subsequent Events

Share Issuance

During January to March 2012, the Company issued 222,222 shares of Common Stock (valued at $5,000) to Steven Girgenti and 96,620 shares of Common Stock (valued at $2,174) to Dr Oscar Bronsther in consideration for services provided to the Board of Directors.

During January to March 2012, the Company issued 138,890 shares of Common Stock (valued at $3,125) to each of Alvaro Pasuale-Leone, Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

Conversion of Preferred Shares

During January to March 2012, the Company issued a total of 15,555,554 shares of Common Stock in respect of conversion of Series C Preferred Stock.

Acquisition of Sight Science Limited

On January 4, 2012, NovaVision, entered into various agreements with Professor Arash Sahraie ("Prof. Sahraie") and the University of Aberdeen (Scotland) (the "University"), relating to the acquisition of all of the shares of Sight Science, Ltd. ("Sight Science") by NovaVision. In consideration of the Share Purchase Agreement and other transaction agreements, the Company agreed to pay the Sight Science shareholders £200,000 (US$ 310,660) cash, of which £100,000 (US$155,330) was paid at the Closing and an additional £100,000 (US$155,330) cash to be paid to the Sight Science shareholders on the one-year anniversary of the Closing. In addition, the Sight Science shareholders received at Closing further consideration in the form of an aggregate of 14,350,000 restricted shares of the Company, which are the subject of lock-up agreements between the Parties and which at Closing were valued at £184,768 (US$287,000). Further details on the acquisition can be found in the Company's Form 8-K/A dated March 21, 2012.

Amendment of Consulting Agreement

Effective as of March 4, 2012 the Company agreed with with GreenBridge Capital Partners IV, LLC to amend the Consulting Agreement between the parties to modify the dates for exercise of the Company's repurchase option related to the shares delivered to Greenbridge pursuant to the terms of the Agreement.  Specifically, the parties agreed that, of the 15,500,000 shares delivered to GreenBridge, the Company would have the option to repurchase 5,166,666 of the shares prior to April 15, 2012 and an additional 5,166,667 shares prior to April 30, 2012.  The remaining 5,166,667 shares are not subject to a repurchase option. The shares which are the subject of the repurchase option are held in escrow by a third party.  In all other respects, the original Consulting Agreement remains in full force and effect as written.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age
Adrian Christopher Liddell	Chairman of the Board and a Director	53
David Marc Cantor	President and a Director	45
Peter C. Zachariou	Executive Vice President and a Director	50
Kenneth T. Coviello	Chief Executive and a Director	60
Heather N. Vinas	Director	32
Pascale Mangiardi	Director	39
Steven Girgenti	Director	66
Oscar Bronsther, M.D.	Director	49

Adrian Christopher Liddell, 53, has been Chairman of the Board and a Director of the Company since January 2010. He is an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. Mr. Liddell has 30 years of strategic, corporate and financial advisory and company investment. From 2003-2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003, Mr. Liddell served as Managing Director, Mergers & Acquisitions at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998, Mr. Liddell held various positions at Samuel Montagu & Co, Lehman Brothers and Erik Penser Corporate Finance in London. Mr. Liddell qualified as a Chartered Accountant in 1984 and holds an MA from Christ's College, Cambridge University.

David Marc Cantor, 45, has been President of the Company since September 2010 and a Director since January 2010. He is an investment manager of Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies across a broad range of sectors.  Mr. Cantor has over 22 years experience in Investment Banking with a focus on Mergers and Acquisitions and Equity Capital Raisings. Prior to Fountainhead from 2001 - 2005 he was at Citigroup Capital Markets where he was Co-head of its European Business Development and subsequently European Head of its Diversified Industrials and Aerospace activities. Prior to

Citigroup he was a Managing Director in M&A at Donaldson Lufkin & Jenrette and worked at Lehman Brothers both in New York and London in both the Equity capital and M&A groups. Mr. Cantor has a BSc with Honours from City Business School, London.

Peter C. Zachariou, 50, was appointed a Director of the Company in May 2010 and Executive Vice President in September 2010. He is an investment manager for Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. For the past 20 years, Mr. Zachariou has been an active investor in a variety of companies and industries, both public and private, specializing in workouts and capital formation.  Mr. Zachariou's investments and activities have predominantly been in U.S. emerging and growth companies across a broad range of industry sectors.  He has also been proprietor and operator of several businesses in the U.K. and U.S. in the manufacturing, retail and leisure industries.

Kenneth Coviello, 60, is our Chief Executive and a Director of the Company. Mr. Coviello has more than 25 years of experience in successfully developing, selling and marketing medical devices and managing medical device and healthcare product companies. Mr. Coviello has held positions of Vice President, Senior Vice President and President of medical device companies, including Lumex and Graham Field. From 2000-2005, he was Senior Vice President at Misonix Inc., a public NASDAQ-listed medical device company that specializes in the design, manufacture and sale of ultrasonic surgical devices for orthopedic, neurosurgical, wound and urological applications. Mr. Coviello was responsible for Misonix medical device revenues and profitability, distribution partner contracts and factory operations in Farmingdale, NY. During his association with Misonix, Inc., Misonix increased its medical devices line from a single product to nine, grew medical device revenue, acquired and developed medical technology. While he was with Misonix, Inc, he was also appointed by Misonix, Inc. to the position of Chief Executive Officer of Hearing Innovations, Inc., a major funding entity and senior debt holder of Misonix, Inc. from August 2002 - November 2005. Mr. Coviello joined us on January 1, 2006 after leaving Misonix, Inc. in November 2005. Previous associations were:

1999-2000 FNC Medical - manufacturer and distributor of diabetic skin care supplies,

1992-1998 Graham Field - manufacturer and distributor of Medical devices, equipment and supplies

1972-1991 Lumex Inc. - manufacturer of medical devices and healthcare products

Heather N. Vinas, 32, is our founder and former President and a director. Ms. Vinas has more than 10 years experience in the medical profession ranging from hospitals to medical device manufacturing. Ms. Vinas joined us in November 2005. Ms. Vinas's most recent position from 2001-2005 was as Director of Sales at Misonix, Inc., a public NASDAQ-listed medical device company that specializes in ultrasonic surgical devices for orthopedic, neurosurgical, wound and urological applications. Ms. Vinas's responsibilities included international and domestic business development, knowledge and certification in export compliance, regulatory approval process and high-level executive contact and negotiations at some of the largest device companies in the world such as Tyco, Mentor, Aesculap, Richard Wolf and ACMI. She was also responsible for both domestic and international sales development. Ms. Vinas belongs to the Brain Injury Association, American Brain Tumor Association, and the National Association for Female Executives. She holds an Associates Degree in Business with a focus on Human Sciences and has additional credits in business administration from Katharine Gibbs College.

Pascale Mangiardi, 39, has been our director since October 30, 2007. She is presently the founder and President of Rougemont Management Services LLC and Chief Financial Officer of Optimus Services, LLC. From 2002-2006, she was a financial officer for John R. Mangiardi, MD, PC and from 2001 - 2002, she was the Assistant CEO at Hirslanden-Group Management AG, Zurich. Ms. Mangiardi holds a Diploma from the Swiss Business Administration School.

Steven Girgenti, 66, has been a director since November 19, 2008. He is President, CEO, Director and Co-Founder DermWorx, a specialty pharmaceutical company dedicated to solutions for dermatological conditions. Steve is also the Worldwide Chairman of Ogilvy Healthworld, a leading global healthcare communications network with 55 offices in 36 countries.  The network has more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world's leading healthcare companies.  Mr. Girgenti founded Healthworld in 1986 and, under his leadership, the company has made numerous acquisitions to expand and diversify the business.  Healthworld went public in 1997.  In addition to Vycor Medical, Mr. Girgenti has served as a director of Burren Pharmaceuticals and Pharmacon International, and is currently a director of AVTV Networks.  He is also Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City, and is on the Board of Directors for Jack Martin Fund, a Mt. Sinai Hospital affiliated charitable organization devoted to pediatric oncology research.  He graduated from Columbia University and has worked in the pharmaceutical industry since 1968 for companies such as Bristol-Myers Squibb, Carter Wallace and DuPont, as well as advertising agencies that specialize in healthcare. During his career, Steve has held positions in marketing research, product management, new product planning and commercial development.

Oscar Bronsther, M.D., F.A.C.S, 49, has been a director since November 2011. Dr. Bronsther is currently Clinical Professor at George Washington University, Washington, DC and has served in that capacity since 2002.  He had previously served as an Associate Professor at the University of Rochester, Rochester, NY (1994-2001), University of Pittsburgh, Pittsburgh, PA (1989-1994) and University of California San Diego (1984). He also serves as the Chairman, Section of General Surgery at Inova Fairfax Hospital.  Since 2002, he has served as a Board Member, National Board Member and Director of Transplant Services of Kaiser Permanente Medical Group.  Dr. Bronsther is a graduate of the University of Rochester (B.A. 1973) and Downstate Medical Center, Brooklyn, N.Y. (M.D. 1978).  He did post-graduate work at Downstate Medical Center (Research Assistant 1975; Kidney Transplant Fellowship 1983-1984), Mount Sinai Medical Center, New York, N.Y (Residency 1978-1983) and Children's Hospital Medical Center, Boston, MA (Research Fellowship 1980-1981). He resides in Potomac, MD.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2011 and 2010, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2011 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as our executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Kenneth T. Coviello	2011	$153,989	—	—	$29,212	—	—	$12,578	$195,779
(Chief Executive Officer)	2010	$153,989	—	—	$29,212	—	—	$12,578	$195,779

Heather N. Vinas	2011	—	—	—	—	—	—	—	—
(Former President)	2010	$72,739	—	—	$29,212	—	—	$9,184	$111,135

David Cantor	2011	$—	—	—	—	—	—	—	—
(President)	2011	$—	—	—	—	—	—	—	—

(1) Management Warrants

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Initial grants under the 2008 Stock Plan were to Kenneth T. Coviello and Heather N. Vinas of options to purchase 1,000,000 shares in the aggregate. There were no option exercises by or stock vested in fiscal 2010 or 2011. Following the resignation of Heather N. Vinas, 166,667 options were cancelled.

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

(1)     As of December 31, 2011

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants (1)	Number of Securities Underlying Unexercised Exercisable Warrants (1)	Warrant Exercise Price ($)	Warrant Expiration Date
Kenneth T. Coviello	12/29/2009	-	16,450,066	$0.00717	12/29/2014
Heather N. Vinas	12/29/2009	-	8,225,063	$0.00717	12/29/2014
Total		-	24,675,129	$0.00717

(1)     As of December 31, 2011

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

Effective September 30, 2010, the Company entered into identical employment agreements with David Cantor to serve as the Company's President and Peter C. Zachariou to serve as the Company's Executive Vice President. Each employment agreement continues until August 30, 2011 and is then automatically extended unless terminated by either party, and provides that the executives will receive no compensation for services rendered under the agreements.

Compensation of Directors

During the period January 1, 2011 through January 2012, we granted Steven Girgenti a total of 793,489 shares of the Company's Common Stock for Mr. Girgenti's service to the Board of Directors. Mr. Girgenti is entitled to receive $5,000 in cash or stock at the option of the company per quarter and $1,500 per board meeting. In January 2012, we granted Oscar Bronsther a total of 96,620 shares of the Company's Common Stock for Dr. Bronsther's service to the Board of Directors. No other directors of the Company receive compensation for their service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of March 23, 2011.  Unless noted, the address for the following beneficial owners and management is 6401 Congress Ave., Suite 140, Boca Raton, FL 33487.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Kenneth Coviello	5,284,587	*
Common Stock	Heather N. Vinas	5,284,587	*
Common Stock	Pascale Mangiardi	—	0.00%
Common Stock	Steven Girgenti	1,378,948	*
Common Stock	Adrian Christopher Liddell	—	0.00%
Common Stock	Marc David Cantor	—	0.00%
Common Stock	Peter C. Zachariou	—	0.00%
Common Stock	Oscar Bronsther, M.D	96,260	*
Common Stock	All executive officers and directors as a group	12,044,382	1.4%
Common Stock	Fountainhead Capital Management Limited Portman House Hue Street, St. Helier, Jersey JB4 5RP	531,779,465	63.5%

*       Less than 1%

(1)	In determining beneficial ownership of our common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of common stock owned by a person or entity on March 23, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 23, 2012 (837,472,111 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	In addition, in determining the percent of common stock owned by a person or entity on March 23, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on March 23, 2012 (837,472,111 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

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

In December 2011 the Company issued 402,965 shares of Common Stock to Fountainhead Capital Partners Limited in respect of the exercise of December 2006 warrants, and received $443.26 in cash.

Director Independence

As of March 14, 2012, of our eight (8) directors, only Steven Girgenti, Oscar Bronsther, Pascale Mangiardi and Heather Vinas are considered "independent" in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining directors are not considered "independent".  We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and December 31, 2010, respectively, were approximately $30,000 and $25,000.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011 and 2010.

All Other Fees

Fees billed for other products or services provided by our principal accountant for the fiscal years ended December 31, 2011 and December 31, 2010 were $0 and $45,000, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm

•Balance Sheets as of December 31, 2011 and 2010 (audited)

•Statements of Operations for the years ended December 31, 2011 and 2010 (audited)

•Statements of Stockholders' Deficit from January 1, 2009 to December 31, 2011 (audited)

•Statement of Cash Flows for the years ended December 31, 2011 and 2010 (audited)

•Notes to Financial Statements (audited)

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit
31.1.	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vycor Medical, Inc.
(Registrant)
By:
/s/ David M. Cantor
________________________

David M. Cantor
President and Director (Principal Executive Officer)
Date
March 30, 2012
By:
/s/ Adrian Liddell
________________________

Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)
Date
March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:
/s/ Kenneth T. Coviello
________________________

Kenneth T. Coviello
Chief Executive and Director
Date
March 30, 2012

By:
/s/ Heather Vinas
________________________

Heather Vinas
Director
Date
March 30, 2012
By:
/s/ Pascale Mangiardi
_________________________

Pascale Mangiardi
Director
Date
March 30, 2012
By:
/s/ Steven Girgenti
_________________________

Steven Girgenti
Director
Date
March 30, 2012

By:
/s/ Adrian Christopher Liddell
_________________________

Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)
Date
March 30, 2012
By:
/s/ David Marc Cantor
_________________________

David Marc Cantor
President and Director (Principal Executive Officer
Date
March 30, 2012
By:
/s/ Peter C. Zachariou
_________________________

Peter C. Zachariou
Executive Vice President and Director
Date
March 30, 2012
By:
/s/ Oscar Bronsther, M.D.
_________________________

Oscar Bronsther, M.D.
Director
Date
March 30, 2012