Form 10-Q
period 2012-03-31
VYCOR MEDICAL INC
filed 2012-05-15
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 March 31, 2012

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

Common Stock par value $0.0001

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

There were 842,027,670 shares outstanding of registrant's common stock, par value $0.0001 per share, as of May 4, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS

Current Assets
Cash	$405,991	$950,841
Accounts receivable, net	314,651	313,679
Inventory	311,972	184,070
Prepaid expenses and other current assets	537,730	881,005
Total Current Assets	1,570,344	2,329,595

Fixed assets, net	989,230	671,291

Intangible and Other assets:
Trademarks	251,157	130,000
Patents, net of accumulated amortization	542,177	379,579
Website, net of accumulated amortization	4,372	4,906
Security deposits	56,269	56,269
	853,975	570,754

TOTAL ASSETS	$3,413,549	$3,571,640

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$192,658	$176,181
Accrued interest	88,651	56,993
Accrued liabilities	865,746	754,895
Other current liabilities	239,855	72,122
Notes payable - current	1,643,229	1,636,125
TOTAL CURRENT AND TOTAL LIABILITIES	3,030,139	2,696,316

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 55.8 and 62.8 issued and outstanding as at March 31, 2012 and December 31, 2011 respectively	$1	$1
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 837,972,113 and 807,205,445 shares issued and outstanding at March 31, 2012 and December 31, 2011 respectively	83,797	80,721
Additional Paid-in Capital	12,735,413	12,432,114
Accumulated Deficit	(12,445,134)	(11,661,704)
Accumulated Other Comprehensive Income	9,333	24,192

	383,410	875,324
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,413,549	$3,571,640

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Operations
(unaudited)

	For the three months ended March 31, 2011,
	2012	2011
		(restated)

Revenue	$432,601	$145,122

Cost of Goods Sold	79,422	22,373

Gross Profit	353,179	122,749

Operating expenses:
Research and development	24,687	23,852
Depreciation and Amortization	81,576	49,405
General and administrative	1,054,973	961,271
Negative Goodwill on Acquisition of Subsidiary	(66,394)	-
Costs related to Acquisition of Subsidiary	18,285	-
	1,113,127	1,034,528
Total Operating expenses

Operating loss	(759,948)	(911,779)

Other income (expense)
Other income (expense)	8,118	-
Interest expense	(31,600)	(23,921)
Total Other expense	(23,482)	(23,921)

Net Loss Before Taxes	(783,430)	(935,700)

Taxes		-

Net Loss	(783,430)	$(935,700)

Loss Per Share
Basic and diluted	$(0.001)	$(0.001)

Weighted Average Number of Shares Outstanding	833,132,613	726,735,567

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the three months ended March 31, 2011
	2012	2011
		(restated)
Cash flows from operating activities:
Net loss	$(783,430)	$(935,700)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	25,402	14,047
Depreciation of fixed assets	57,910	39,087
Share based compensation	149,342	208,219
Shares based interest expense	—	325
Net loss as adjusted for non-cash items	(550,776)	(674,022)

Changes in assets and liabilities:
Accounts receivable	(440)	(7,728)
Inventory	(127,741)	(2,263)
Prepaid expenses	143,226	(20,087)
Security deposit	—	(1,100)
Accounts payable	16,061	95,814
Accrued interest	31,658	22,986
Accrued liabilities	103,281	(18,002)
Other current liabilities	(516)	42,053

Cash used in operating activities	(385,247)	(562,349)
Cash flows used in investing activities:
Purchase of fixed assets	(8,047)	—
Purchase of website	—	(1,208)
Acquisition of subsidiary	(153,601)	—
Acquisition of patents	3,690	(7,828)
Cash used in investing activities	(157,958)	(9,036)
Cash flows from financing activities:
Net proceeds from issuance of Common stock	—	144,000
Net proceeds from issuance of Notes Payable	3,842	504,000
Repayment of Notes Payable	(9,103)	(5,249)
Cash provided (used) by financing activities	(5,261)	642,751
Effect of exchange rate changes on cash	3,616	(10,103)
Net (decrease) increase in cash	(544,850)	61,263
Cash at beginning of period	950,841	127,081
Cash at end of period	$405,991	$188,344

Supplemental Disclosures of Cash Flow information:
Interest paid:	$197	$—
Taxes paid	$—	$542
Non-Cash Transactions:
Warrants, options and common stock issued for acquisition of subsidiary	$287,000	$—
Deferred consideration payable	$155,330	$—
Warrants, options and common stock issued for debt financing	$—	$4,143

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the accompanying unaudited condensed financial statements have been prepared by Vycor Medical, Inc. (together with its consolidated subsidiaries, the "Company" or "Vycor") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012. Certain prior period amounts have been reclassified to conform to the current presentation.

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

3.   GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $783,431 for the three months ended March 31, 2012, and the Company expects to continue to incur substantial additional losses in the future, including significant development, marketing, manufacturing and distribution costs. The Company has generated negative cash flows from operations since inception. As of March 31, 2012 the Company had a stockholders' equity of $383,410 and cash equivalents of $405,991. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4. BUSINESS ACQUISITION

On January 4, 2012, the Company completed its acquisition (the "Acquisition") of all of the shares of Sight Sight Limited ("Sight Science") in the UK, a company that had been in the business of researching, developing and providing medical technologies to restore the vision of patients with neurological visual loss. The total consideration to the Sight Science shareholders was £384,768 (US$597,660); comprising: £200,000 (US$ 310,660) cash, of which £100,000 (US$155,330) was paid at the Closing and an additional £100,000 (US$155,330) cash to be paid to the Sight Science shareholders on the one-year anniversary of the

Closing; an aggregate of 14,350,000 restricted shares of the Company, which are the subject of lock-up agreements between the Parties and which at Closing were valued at £184,768 (US$287,000).

As required under Financial Accounting Standards Board Accounting Standards Codification ("ASC") 805, Business Combinations, the Company commissioned an independent appraisal of the assets acquired which was finalized in March 2012. The Company determined the fair value of the assets acquired pursuant to the acquisition method as defined in ASC 805 and ASC 350, Intangibles-Goodwill and Other. Included in this valuation were assumptions concerning the cost of equity determined via the build-up method, the cost of debt and the weighted average cost of capital. Cash flows as included in the valuation were projected based on historical operations as well as management's projections for future results based on these historical amounts. The trademark and patent valuations were based upon the Relief-from Royalty Method on an after tax basis. The value of the Internally Developed Software was based upon the Multi-period Excess Earnings Method utilizing, among other factors, a discount rate based on the Weighted Average Cost of Capital.

The assets of Sight Science were entered into the Company's consolidated accounts on the basis of this valuation. As a result, the Company generated negative goodwill on acquisition of $66,394 which has been taken to the Consolidated Statement of Operations for the three months ended March 31, 2012.

The expenses of the transaction, which primarily comprised legal fees and audit fees in connection with the Form 8-K/A filed on March 21, 2012 and the ASC 805 valuation amounted to $18,285.

The following table represents the final purchase price allocation to the estimated fair value of the assets and liabilities assumed:

As of January 4, 2012	Amount

Trademarks and Tradenames	$121,157
Patents	180,183
Internally Developed Software	363,472
Other Net Assets	(758)
664,054
Negative Goodwill on acquisition	(66,394)
Purchase Price	$597,660

Principles of Consolidation

Assuming the acquisition discussed above had occurred on January 1, 2011, for the three months ended March 31, 2011, pro forma unaudited revenues, net loss and net loss per share for the Company would have been $164,797, $(958,406) and $(0.001), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Deferred Consideration

As stated above, £100,000 of the cash consideration is deferred until January 4, 2013. This is recorded in Other Current Liabilities and at March 31, 2012 amounted to $159,870.

5.   ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Vycor Medical, Inc., and its wholly-owned subsidiaries, NovaVision, Inc. (a Delaware corporation), NovaVision AG (a German corporation) and Sight Science Limited (a UK corporation), both wholly owned subsidiaries of NovaVision, Inc. The Company is headquartered in Boca Raton, FL. The operations of Sight Science have been consolidated since January 4, 2012 the date of the completion of he acquisition of all the shares of Sight Science. All material inter-company accounts, transactions, and profits have been eliminated in consolidation.

Research and Development

The Company expenses all research and development costs as incurred. For the three months ended March 31, 2012 and 2011 the amounts charged to research and development expenses were $24,687 and $23,852, respectively.

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company's software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc. on November 30, 2010 and $363,472 as part of the acquisition of the assets of Sight Science Limited on January 4, 2012. For the three months ended March 31, 2012 and 2011 there was no capitalization of software development costs.

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

The Company has no items that are subject to these standards as of March 31, 2012.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	March 31,	March 31,
	2012	2011
Stock options outstanding	833,333	833,333
Warrants to purchase common stock	262,096,921	131,665,306
Debentures convertible into common stock	55,308,960	47,414,223
Preferred shares convertible into common stock	123,999,992	-
Total	442,239,206	179,912,862

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

6.   NOTES PAYABLE

As of March 31, 2012 and December 31, 2011 Notes Payable consists of:

	March 31, 2012	December 31, 2011
On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management ("Fountainhead"), the beneficial owner of more than 50% of the Company's common stock. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. These debentures were originally due August 31, 2010. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011, on March 28, 2011 the due date was further extended to August 31, 2011 and on June 6, 2011 the due date was further extended to December 31, 2012.	441,362	441,362

On September 30, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, however the due date for satisfaction was extended on June 6, 2011 to December 31, 2012.	175,000	175,000

On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The debentures were originally due August 31, 2011, however the due date for satisfaction was extended on June 6, 2011 to December 31, 2012.	400,000	400,000

	March 31, 2012	December 31, 2011
On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is due on December 31, 2012, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. On June 6, 2011 the due date for satisfaction was extended to December 31, 2012.	300,000	300,000

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. ("EuroAmerican"). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.03 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company at the conversion price of $0.03 per share, subject to adjustment and does not require bifurcation. On October 25, 2011 the due date for this note was further extended to December 10, 2011 and on March 27, 2011 the due date was further extended to June 30, 2012	300,000	300,000

Unsecured, non-interest bearing loan from the chief executive of NovaVision AG, advanced a total of to NovaVision AG, which is being repaid in monthly installments. As of March 31, 2012 and December 31, 2011 the remaining balance was €8,250.	11,004	10,660

Insurance policy finance agreements	15,863	9,103

Total Notes Payable:	$1,643,229	$1,636,125

The following is a schedule of future minimum loan payments:

Twelve months ending December 31,	Amount
2012	1,643,229
Total	$1,643,229

As of March 31, 2012, $1,316,362 of Company's notes payable are secured by a first security interest in all of the assets of the Company. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of each of the convertible debt instruments set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

7.   SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Sight Science is consolidated as part of NovaVision from January 4, 2012, the date of the completion of the acquisition. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,
	2012	2011 (restated)
Revenue:
Vycor Medical	$321,781	$99,842
NovaVision	110,820	45,280
Total Revenue	$432,601	$145,122
Gross Profit:
Vycor Medical	$260,588	$92,724
NovaVision	92,591	30,025
Total Gross Profit	$353,179	$122,749

	March 31, 2012	December 31, 2011
Total Assets:
Vycor Medical	$1,542,520	$2,068,084
NovaVision	1,871,029	1,503,556
Total Assets	$3,413,549	$3,571,640

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Sight Science is consolidated as part of Europe from January 4, 2012, the date of the completion of the acquisition. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,,
	2012	2011 (restated)
Revenue:
United States	$362,248	$104,009
Europe	70,353	41,113
Total Revenue	$432,601	$145,122

Gross Profit:
United States	$290,769	$93,892
Europe	62,410	28,867
Total Gross Profit	$353,179	$122,749

	March 31, 2012	December 31, 2011
Total Assets:
United States	$3,303,762	$3,470,693
Europe	109,787	100,947
Total Assets	$3,413,549	$3,571,640

8.  PROPERTY AND EQUIPMENT

As of March 31, 2012 and December 31, 2011, Property and Equipment and the estimated lives used in the computation of depreciation is as follows:

		March 31,	December 31,
	Estimated Useful Lives	2012	2011

Machinery and equipment	3 years	$121,588	$106,368
Purchased Software	3 years	17,833	15,607
Molds and Tooling	5 years	234,230	234,230
Furniture and fixtures	7 years	21,701	21,130

		March 31,	December 31,
	Estimated Useful Lives	2012	2011
Therapy Devices	3 years	65,542	59,065
Internally Developed Software	5 years	923,399	559,304
		1,384,293	995,704

Less: Accumulated depreciation and amortization		(395,063)	(324,413)

Property and Equipment, net		$989,230	$671,291

Depreciation expense for the three month periods ended March 31, 2012 and 2011 was $54,048 and $39,087 respectively.

9.   INTANGIBLE ASSETS

As of March 31, 2012 and December 31, 2011, Intangible Assets consists of:

	March 31,	December 31,
	2012	2011
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$668,640	$492,147
Accumulated Amortization	(126,463)	(112,568)
	$542,177	$379,579

Intangible assets not subject to amortization
Trademarks	$251,157	$130,000

Amortization expense for the three month periods ended March 31, 2012 and 2011 was $25,401 and $21,539, respectively.

10.   EQUITY

Certain Equity Transactions

On January 4, 2012, an aggregate of 14,350,000 restricted shares of the Company were issued to Prof. Sahraie and the University of Aberdeen, relating to the acquisition of all of the shares of Sight Science, Ltd. ("Sight Science") by NovaVision.

During January to March 2012, or effective March 31, 2012, the Company issued 222,222 shares of Common Stock (valued at $5,000) to each of Steven Girgenti and Dr Oscar Bronsther in consideration for services provided to the Board of Directors, and 138,890 shares of Common Stock (valued at $3,125) to each of Alvaro Pascuale-Leone, Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During January to March 2012, the Company issued a total of 15,555,554 shares of Common Stock in respect of conversion of Series C Preferred Stock.

11.   SHARE-BASED COMPENSATION

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

Stock Option Plan

The Company adopted the Vycor Medical, Inc Employee, Director, and Consultant Stock Plan (the "Plan") as of February 13, 2008. The Plan provides for both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company.   The board of directors establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code.  Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date.  The options granted to participants owning more than 10% of the Company's outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date.  The options expire on the date determined by the board of directors, but may not extend more than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company's outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over three years.  The vesting Period for non-employees is determined based on the services being provided. The maximum number of shares of stock which may be delivered under the plan shall automatically increase by a number sufficient to cause the number of shares covered by the plan to equal 10% of the total number of shares of stock then outstanding on a fully diluted basis.

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the three month periods ended March 31, 2012 and 2011.

Initial grants of options to purchase 500,000 shares were issued under the Plan on February 13, 2008 to each of Kenneth T. Coviello, the Company's Chief Executive Officer and Heather N. Vinas, the Company's President at an exercise price of $0.135 per share.  The options vested 33-1/3% on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas' resignation as President of the Company in May 2010, 166,667 unvested options were cancelled. For the three months ended March 31, 2012 and 2011, the Company recognized share-based compensation of $0 and $29,796, respectively.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of March 31, 2012 there were no awards of any stock appreciation rights.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2010	116,604,776	$0.019
Granted	148,176,421	0.025
Exercised	(402,965)	0.001
Cancelled or expired	(2,281,311)	0.163
Outstanding at December 31, 2011	262,096,921	$0.021
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2012	262,096,921	$0.021

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2010	833,333	$0.14
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2011	833,333	$0.14
Granted	-	-
Exercised	-	-

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Cancelled or expired	-	-
Outstanding at March 31, 2012	833,333	$0.14

As of March 31, 2012, the weighted-average remaining contractual life of outstanding warrants and options is 2.68 and 7.88 years, respectively.

Non-Employee Stock Compensation

Under the terms of a consulting agreement dated February 2010, the Company issued fully vested warrants to Fountainhead to purchase up to 39,063,670 shares of the Company's common stock at $0.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. The fair value of these warrants was estimated using the Black-Scholes option pricing model and is being amortized over the two-year life of the consultancy agreement. For the three months ended March 31, 2012, $20,397 was recognized as share-based compensation in connection with this agreement.

During the three months ended March 31, 2012, the Company issued an aggregate of 222,222 shares of common stock, valued at $5,000, to each of Steven Girgenti and Oscar Bronsther for services rendered to the board of directors. For the three months ended March 31, 2012, a total of $10,000 was recognized as share-based compensation for the issuance of these shares.

During the three months ended March 31, 2012, the Company issued an aggregate of 138,890 shares of common stock, valued at $3,125, to each of Alvaro Pascuale-Leone, Jason Barton and Jose Romano for services rendered to the Scientific Advisory Board of NovaVision. For the three months ended March 31, 2012, an aggregate of $9,375 was recognized as share-based compensation for the issuance of these shares.

Under the terms of a one-year consultancy agreement with Mr. Jerrald Ginder dated March 2011, as amended June 2011, the company issued an aggregate of 20,666,667 restricted shares of common stock of the Company. The stock was valued by the Company at $420,000 and is being amortized over the life of the agreement as share-based compensation expense. For three months ended March 31, 2012, aggregate compensation recognized in respect of the Consulting Agreement, as amended, was $109,570.

In June 2011, the Company entered into a one-year Consulting Agreement with GreenBridge Capital Partners, IV, LLC, to provide consulting and advisory services to the Company. Under the terms of this agreement, GreenBridge is to receive up to 15,500,000 shares of the Company's common stock. The stock has been valued by the Company at $348,750 and is being amortized over the life of the agreement as share-based compensation expense, in accordance with the performance under that agreement. As at December 31, 2011, $113,344 had been recognized and for the three months ended March 31, 2012, $0 was recognized as share-based compensation in connection with this agreement. Further information on this agreement is provided in Note 14.

Aggregate stock-based compensation expense charged to operations on employee options and on stock and warrants granted to the above non-employees for the three months ended March 31, 2012 is $149,342. As of March 31, 2012, there was approximately $235,406 of total unrecognized compensation costs related to warrant and stock awards and non-vested options, which are expected to be recognized over a weighted average period of approximately 0.18 years.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for options and warrants expensed in the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Risk-free interest rates	2.39%	1.26-2.39%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	96%	96%
Vycor Common Stock fair value	$0.0125-$0.0225	$0.0125-$0.020

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

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at March 31, 2012 and December 31, 2011. The Company's gross deferred tax assets and valuation allowance at March 31, 2012 and December 31, 2011are as follows:

	March 31, 2012	December 31, 2011
Gross deferred tax assets	2,200,000	2,100,000
Valuation allowance	(2,200,000)	(2,100,000)
Net deferred tax asset	—	—

As of March 31, 2012 and December 31, 2011, the Company has U.S. federal net operating loss carryforwards of approximately $6,500,000 and $6,000,000, respectively.  The federal net operating loss carryforwards expire in the tax years 2027 through 2031.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carryforwards and research and development credits may be subject to the above limitations.

At March 31, 2012 and December 31, 2011the Company has available for carryforward German net operating losses of approximately $470,000 and $420,000 respectively, to be applied against future German taxable income which may be subject to certain restrictions and limitations. Such carryforwards are subject to certain restrictions and limitations in the event of changes in the NovaVision AG's ownership.

13.   COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months months terminating July, 2017.

Kenneth Coviello retention bonus

Under the terms of the 2009 Recapitalization Agreement, certain accrued salaries totaling $70,643 were converted into a contingent retention bonus payable either on the closing of a Company fundraising of more than $1.5 million or on the sale of the Company (or substantially all of its assets) at a value above $3 million. The Company and Mr. Coviello are in discussions with regard to the timing of payment, but the company accrued for this in full during 2011.

Contingent Vendor Settlement Provision

During the fourth quarter of 2011 the Company became aware of a matter with a distributor of NovaVision products in Germany relating to the distribution of products prior to the Company's acquisition of NovaVision. The Company is in discussions with the vendor regarding the terms of a future commercial and settlement agreement, and provided an accrual during the year ended December 31, 2011 in the amount of €37,000, net ($48,810) representing the maximum settlement amount.

14. CONSULTING AND OTHER AGREEMENTS

The Company has entered into no new consulting or other agreements during the three months ended March 31, 2012. The following agreements remained in force during the period

Consulting Agreement with Jerrald Ginder

In March 2011, as amended June 2011, the Company entered into a one-year consultancy agreement with Mr. Jerrald Ginder, a sales executive of Stryker Corporation, effective April 1, 2011. Mr. Ginder has extensive experience in sales and marketing and the development of medical device products, and has contacts which will be of use to the Company. Under the terms of the agreement, which the Company has the right to terminate with 30 days notice, Mr. Ginder received 20,666,667 restricted shares of common stock of the Company. The stock has been valued by the Company at $420,000 and is being amortized over the life of the agreement as share-based compensation expense.

Consulting Agreement with Fountainhead Capital Management Limited ("Fountainhead")

In February 2010 the Company entered into a Consulting Agreement with Fountainhead, which was the subject of a Supplement Agreement in May, 2011 to recognize Fountainhead's expanded responsibilities as a result of the acquisition by the Company of the assets of NovaVision, Inc. Under the terms of the Agreement and Supplement, the Company will pay to Fountainhead a monthly retainer of $37,500 ($8,500 under the Original Agreement and $29,000 under the Supplement). This monthly retainer shall be accrued and paid out to Fountainhead at the option of Fountainhead as follows: (i) in Vycor stock at any time at $0.125per share for the Original Agreement and $0.0225 per share for the Supplement; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof at any time after June 30, 2011. Notwithstanding, Fountainhead has the option to receive up to $5,000 of monthly retainer in cash each month, commencing April 1, 2011. The term of the Consulting Agreement is to May 5, 2013.

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

On August 18, 2011, the Company agreed to amend the Consulting Agreement to modify the dates for exercise of the Company's repurchase option related to the shares delivered to Greenbridge pursuant to the terms of the Agreement.  Specifically, the parties agreed that, of the 15,500,000 shares delivered to GreenBridge, the Company would have the option to repurchase 5,166,666 of the shares prior to November 30, 2011 and an additional 5,166,667 shares prior to February 28, 2012.  The remaining 5,000,000 shares are not subject to a repurchase option. The shares which are the subject of the repurchase option are to be held in escrow by a third party.  In all other respects, the original Consulting Agreement remains in full force and effect as written. The Consulting Agreement was subsequently amended on several occasions and as of the date hereof the option to repurchase 5,166,666 of the shares is exercisable by the Company prior to June 15, 2012 and an additional 5,166,667 shares prior to June 30, 2012.

On May 11, 2012 the Company gave notice to Greenbridge and the Escrow holder that it was exercising its option to repurchase 10,333,333 at $0.0001 per share. The Company further believes that Greenbridge has not adequately performed its services under the Consulting Agreement, and is therefore considering its position with regard to recovery of the 5,166,666 shares no longer the subject of the repurchase option.

Agreement with Partizipant, LLC

On July 31, 2011, the Company entered into an Agreement (the "Agreement") with Partizipant, LLC, a Delaware limited liability company ("Partizipant"), to provide a broad range of investor relations and public relations services as more particularly described in the Agreement, a copy of which is attached as Exhibit 10.1 to the Company's Current report on Form 8-K filed on August 4, 2011. Pursuant to the Agreement, the Company agreed to pay Partizipant a one-time payment of $300,000. The Company believes that Partizipant has not adequately performed its services under the Agreement and is therefore considering its position with regard to the recovery of certain of these funds.

15. RELATED PARTY TRANSACTIONS

There were no related party transactions during the three months ended March 31, 2012 other than the payment or accrual of fees under the Fountainhead Consulting Agreements described in Note 14 above.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q.

Share Issuance

During April and May 2012, the Company issued 138,890 shares of Common Stock (valued at $3,125)

to each of Alvaro Pascuale-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board, and 222,222 shares (valued at $5,000) to Steve Girgenti in respect of his role as a board member of Vycor.

Conversion of Preferred Shares

During April and May 2012, the Company issued a total of 2,222,222 shares of Common Stock in respect of conversion of Series C Preferred Stock.

Consulting Agreement with GreenBridge Capital Partners, IV, LLC

On April 14 the Consulting Agreement was amended to extend the time period under which the Company has the option to repurchase 5,166,666 of the shares to June 15, 2012 and a further 5,166,667 of the shares to June 30, 2012. On May 11, 2012 the Company gave notice to Greenbridge that it was exercising its option to repurchase 10,333,333 at $0.0001 per share. The Company further believes that Greenbridge has not adequately performed its services under the Consulting Agreement, and is therefore considering its position with regard to recovery of the 5,166,666 shares no longer the subject of the repurchase option.

Brunella Jacs, LLC Consulting Agreement

On April 23, 2012, the Company entered into a Consulting Agreement with Brunella Jacs, LLC ("Brunella") wherein the Company agreed to deliver to Brunella 1,333,333 shares of Company Common Stock ($30,000 value at $0.225 per share) for certain consulting services.

Agreement with Partizipant, LLC

In July, 2011 the Company entered into an Agreement with Partizipant to provide a broad range of investor relations and public relations services. Pursuant to the Agreement, the Company agreed to pay Partizipant a one-time payment of $300,000. The Company believes that Partizipant has not adequately performed its services under the Agreement and as of May 2012 is therefore considering its position with regard to the recovery of certain of these funds.

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

1. Organizational History

We were formed as a limited liability company under the laws of the State of New York on June 17, 2005 as "Vycor Medical LLC". On August 14, 2007, we converted into a Delaware corporation and changed our name to "Vycor Medical, Inc." ("Vycor" or the "Company"). On November 29, 2010, Vycor, through its wholly-owned subsidiary NovaVision Acquisition, Inc., completed the acquisition of substantially all of the assets of the former NovaVision, Inc., a company that had been in the business of researching, developing and providing medical technologies to restore the vision of patients with neurological visual loss. Subsequent to the purchase, NovaVision Acquisition, Inc. changed its name to NovaVision, Inc. ("NovaVision"). On January 4, 2012 Vycor, through its wholly-owned subsidiary NovaVision, completed the acquisition of all the shares of Sight Science Limited ("Sight Science").

2. Overview of Business

Vycor operates two distinct business units within the medical device industry: Vycor Medical (which operates as a division of the Company) and NovaVision. Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. NovaVision (which incorporates Sight Science) develops non-invasive, computer-based visual neuro-stimulation therapy for patients suffering from vision field deficits resulting from neurological trauma such as stroke and traumatic brain injuries, as well as screening and diagnostic products. In addition to our existing products and products in development, we actively seek acquisition, joint ventures and in-licensing opportunities in the medical device and therapy fields which we believe are complementary and will add shareholder value.

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

Platform Technology

The management of NovaVision believes that the underlying basis for the visual field recovery it has witnessed, and the functional outcome improvements it has noted with its patients is largely due to neuroplasticity of the visual field which is the brain's ability to remap or repair itself in response to a pre-programmed and deliberate stimulation. Neuroplasticity has been discussed over the last 20 years or so and as far back as 1990 Gilbert & Weisel talked about the cortex not having a fixed functional architecture. The platform technology is comprised of proprietary algorithms that generate patient-specific therapies which enable NovaVision's products to be used as both diagnostic and therapeutic tools. The platform technology generates light-based, or photic, stimulus programs consisting of a fixation point on a display screen. As the patient focuses on this fixation point, a series of photic stimuli are delivered on the screen that are specific to the patient's neurological requirements, and relayed directly to the brain using the eye as a conduit.

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

•A large retrospective VRT study indicated that 88% of patients experience an improvement in at least one of their daily life activities

•75% of patients experience improvement in their mobility which is regarded as the most important functional task

•Time since injury does not seem to matter so historical backlog of patients can be treated

•Results do not appear to be age or gender dependent

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

Vycor Medical has the following certification/licensing:

•Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

•EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

•ISO 13485.2003

•HPB Licensing for Canada

Employees

We currently have 21 full-time employees.

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Results for the three months ended March 31, 2011 include adjustments to reflect of the effects of the restated financial statements included in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ending March 31, 2011.

Revenue and Gross Margin:

	2012	2011	% Change
Revenue:
Vycor Medical	$321,781	$99,842	222%
NovaVision	110,820	45,280	145%
Total Revenue	$432,601	$145,122	198%

Gross Profit
Vycor Medical	$260,588	$92,724	181%
NovaVision	92,591	30,025	208%
Total Gross Profit	$353,179	$122,749	188%

Vycor Medical recorded revenue of $321,781 from the sale of its products in for the three months ended March 31, 2012, an increase of 222% over the same period in 2011. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. In December 2011 VBAS received SFDA approval to be marketed in the People's Republic of China (PRC) and made shipments with a value of $152,850 during the period and also shipped its first order to Japan. Gross margin of 81% was achieved in 2012 compared to 93% for 2011. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower. In addition the 2011 period reflected certain inventory credits.

Sales commissions for the sale of Vycor's products, which are recorded in General and Administrative Expenses, were $20,489 for the three months ended March 31, 2012 compared to $18,709 for the same period in 2011.

NovaVision recorded revenues of $110,820 for the three months ended March 31, 2012 and gross margin of 84%, compared to $45,280 and gross margin of 66% for the same period in 2011. This reflects the start-up of NovaVision in the US in 2011 and the consolidation of Sight Science in 2012.

Research and Development Expense:

Research and development ("R&D") expenses were $24,687 for the three months ended March 31, 2012, as compared to $23,852 for the same period in 2011.

General and Administrative Expenses:

General and administrative expenses increased by $93,702 to $1,054,973 for the three months ended March 31, 2012 from $961,271 for the same period in 2011. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended March 31, 2012 was $149,342, a decrease of $58,877 over $208,219 in 2011. The remaining General and Administrative increase of $152,579 reflects: increased scientific advisory costs ($36,732); increased investor relations costs ($75,000); increased professional fees ($16,600); the costs of the move to a new headquarters premises ($41,622); increased other costs ($16,336); offset by lower payroll and consultant costs ($33,711).

Interest Expense:

Interest expense includes interest expense on the Company's debt and insurance policy financing. Interest expense in the three months ended March 31, 2012 increased by $7,679 to $31,600 from $23,921 for the same period in 2011, reflecting increased debt levels.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011	$ Change
Cash	$405,991	$950,841	$(544,850)
Accounts receivable, inventory and other current assets	1,164,353	1,378,754	(214,401)
Total current liabilities	(3,030,139)	(2,696,316)	(333,823)
Working capital deficit	(1,459,795)	$(366,721)	(1,093,074)
Cash provided by financing activities	-	4,190,510	(4,190,510)

As of March 31, 2012 we had $405,991 cash, a working capital deficit of $1,459,795 and an accumulated deficit of $12,445,134. Total Stockholders' equity at March 31, 2012 was $383,410. Total debt at March 31, 2012, included in the working capital deficit above, was $1,643,229.

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

Going Concern

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $783,431 for the three months ended March 31, 2012, and the Company expects to continue to incur substantial additional losses in the future, including significant development, marketing, manufacturing and distribution costs. The Company has generated negative cash flows from operations since inception. As of March 31, 2012 the Company had a stockholders' equity of $383,410 and cash and cash equivalents of $405,991. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Research and Development

The Company expenses all research and development costs as incurred.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At March 31, 2012 and December 31, 2011 patient deposits amounted to $xxxx and $25,000, respectively, and are reserved against in Other Current Liabilities

Property and equipment

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

Foreign Currency

The Euro is the local currency of the country in which NovaVision AG conducts its operations and is considered the functional currency of this entity; the GB Pound is the local currency of the country in which Sight Science Limited conducts its operations and is considered the functional currency of this entity. All balance sheet amounts are translated to U.S. dollars using the U.S. exchange rate at the balance sheet date except for the equity section which is translated at historical rates. Operating statement amounts are translated using an average exchange rate for the period of operations. Foreign currency translation effects are accumulated as part of the accumulated other comprehensive income (loss) and included in shareholders' (deficit) in the accompanying Consolidated Balance Sheet.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's President ("President") (the Company's principal executive officer) and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and taking the matters which were the subject of certain remedial action described in our prior reports, the Company's President and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's President and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company's management, including the Company's President and CFO, do not expect that the Company's internal control over financial reporting will prevent all errors and all fraud.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2012, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

On January 4, 2012, an aggregate of 14,350,000 restricted shares of the Company were issued to Prof. Sahraie and the University of Aberdeen, relating to the acquisition of all of the shares of Sight Science, Ltd. ("Sight Science") by NovaVision.

During January to March 2012, or effective March 31, 2012, the Company issued 222,222 shares of Common Stock (valued at $5,000) to each of Steven Girgenti and Dr Oscar Bronsther in consideration for services provided to the Board of Directors, and 138,890 shares of Common Stock (valued at $3,125) to each of Alvaro Pascuale-Leone, Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During January to March 2012, the Company issued a total of 15,555,554 shares of Common Stock in respect of conversion of Series C Preferred Stock

During April and May 2012, the Company issued 138,890 shares of Common Stock (valued at $3,125)

to each of Alvaro Pascuale-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During April and May 2012, the Company issued a total of 2,222,222 shares of Common Stock in respect of conversion of Series C Preferred Stock.

On April 23, 2012, the Company entered into a Consulting Agreement with Brunella Jacs, LLC ("Brunella") wherein the Company agreed to deliver to Brunella 1,333,333 shares of Company Common Stock ($30,000 value at $0.225 per share) for certain consulting services which had previously been provided by Brunella.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

Subsequent events

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q.

Share Issuance

During April and May 2012, the Company issued 138,890 shares of Common Stock (valued at $3,125)

to each of Alvaro Pascuale-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board, and 222,222 shares (valued at $5,000) to Steve Girgenti in respect of his role as a board member of Vycor.

Conversion of Preferred Shares

During April and May 2012, the Company issued a total of 2,222,222 shares of Common Stock in respect of conversion of Series C Preferred Stock.

Consulting Agreement with GreenBridge Capital Partners, IV, LLC

On April 14 the Consulting Agreement was amended to extend the time period under which the Company has the option to repurchase 5,166,666 of the shares to June 15, 2012 and a further 5,166,667 of the shares to June 30, 2012. On May 11, 2012 the Company gave notice to Greenbridge that it was exercising its option to repurchase 10,333,333 at $0.0001 per share. The Company further believes that Greenbridge has not adequately performed its services under the Consulting Agreement, and is therefore considering its position with regard to recovery of the 5,166,666 shares no longer the subject of the repurchase option.

Brunella Jacs, LLC Consulting Agreement

On April 23, 2012, the Company entered into a Consulting Agreement with Brunella Jacs, LLC ("Brunella") wherein the Company agreed to deliver to Brunella 1,333,333 shares of Company Common Stock ($30,000 value at $0.225 per share) for certain consulting services.

Agreement with Partizipant, LLC

In July, 2011 the Company entered into an Agreement with Partizipant to provide a broad range of investor relations and public relations services. Pursuant to the Agreement, the Company agreed to pay Partizipant a one-time payment of $300,000. The Company believes that Partizipant has not adequately performed its services under the Agreement and as of May 2012 is therefore considering its position with regard to the recovery of certain of these funds.

ITEM 6. EXHIBITS
Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
32.1	Certification of CEO under 18 U.S.C. Section 1350
32.2	Certification of CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2012.

VYCOR MEDICAL, INC.

By:	/s/ David M. Cantor
David M. Cantor
President and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)