Form 10-Q
period 2012-06-30
VYCOR MEDICAL INC
filed 2012-08-14
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 June 30, 2012

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

Common Stock par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 862,194,336 shares outstanding of registrant's common stock, par value $0.0001 per share, as of August 6, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS

Current Assets
Cash	$169,657	$950,841
Accounts receivable, net	171,849	313,679
Inventory	329,409	184,070
Prepaid expenses and other current assets	265,784	881,005
Total Current Assets	936,699	2,329,595

Property and equipment, net	941,315	671,291

Intangible and Other assets:
Trademarks	251,157	130,000
Patents, net of accumulated amortization	535,967	379,579
Website, net of accumulated amortization	3,839	4,906
Security deposits	56,269	56,269
Total Intangible and Other assets	847,232	570,754

TOTAL ASSETS	$2,725,246	$3,571,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$157,336	$176,181
Accrued interest	120,441	56,993
Accrued liabilities	980,807	754,895
Other current liabilities	287,334	72,122
Notes payable - current	1,625,175	1,636,125
TOTAL CURRENT AND TOTAL LIABILITIES	3,171,093	2,696,316

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 44.8 and 62.8 issued and outstanding as at June 30, 2012 and December 31, 2011 respectively	$1	$1
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 870,083,225 and 807,205,445 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively	87,008	80,721
Additional Paid-in Capital	12,672,208	12,432,114
Treasury Stock, 10,333,333 shares, at cost	(1,033)	-
Accumulated Deficit	(13,242,868)	(11,661,704)
Accumulated Other Comprehensive Income	38,837	24,192

Total Stockholders' Equity (Deficit)	(445,847)	875,324
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,725,246	$3,571,640

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Operation
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue	$265,386	$142,331	$697,987	$287,453

Cost of Goods Sold	40,248	35,192	119,669	57,565

Gross Profit	225,138	107,139	578,318	229,888

Operating expenses:
Research and development	45,860	37,484	70,547	61,336
Depreciation and Amortization	82,590	52,348	164,166	101,753
General and administrative	839,407	1,823,019	1,894,380	2,784,290
Negative Goodwill on Acquisition of Subsidiary	-	-	(66,394)	-
Costs related to Acquisition of Subsidiary	-	-	18,285	-

Total Operating expenses	967,857	1,912,851	2,080,984	2,947,379

Operating loss	(742,719)	(1,805,712)	(1,502,666)	(2,717,491)

Other income (expense)
Other income (expense)	(23,336)	10,067	(15,219)	10,067
Interest expense	(31,679)	(39,613)	(63,279)	(63,534)
Total Other expense	(55,015)	(29,546)	(78,498)	(53,467)

Net Loss Before Taxes	(797,734)	(1,835,258)	(1,581,164)	(2,770,958)

Taxes	-	-	-	-

Net Loss	$(797,734)	$(1,835,258)	(1,581,164)	$(2,770,958)

Loss Per Share
Basic and diluted	$(0.001)	$(0.002)	$(0.002)	$(0.004)

Weighted Average Number of Shares Outstanding	849,074,677	780,845,969	841,103,645	753,940,244

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,581,164)	$(2,770,958)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	51,546	29,685
Depreciation of fixed assets	123,320	79,940
Share based compensation	204,755	1,164,400
Shares based interest expense	-	4,884

Net loss as adjusted for non-cash items	(1,201,543)	(1,492,049)

Changes in assets and liabilities:
Accounts receivable	141,390	(29,592)
Inventory	(145,473)	(14,467)
Prepaid expenses	177,296	(187,517)
Security deposit	-	1,047
Accounts payable	(18,567)	116,485
Accrued interest	63,448	57,459
Accrued liabilities	218,114	102,909
Other current liabilities	51,891	56,535

Cash used in operating activities	(713,444)	(1,389,190)
Cash flows used in investing activities:
Purchase of fixed assets	(17,635)	(16,071)
Purchase of website	-	(3,360)
Acquisition of subsidiary, net of cash acquired	(153,641)
Acquisition of patents	(16,077)	(56,435)
Cash used in investing activities	(187,353)	(75,866)
Cash flows from financing activities:
Net proceeds from issuance of Common stock	120,000	889,000
Net proceeds from issuance of Series B preferred	-	2,218,200
Purchase of shares into Treasury Stock	(1,033)	-
Net proceeds from issuance of Notes Payable	15,863	530,576
Repayment of Notes Payable	(26,528)	(81,582)
Cash provided by financing activities	108,302	3,556,194
Effect of exchange rate changes on cash	11,311	(11,603)
Net increase (decrease) in cash	(781,184)	2,079,535
Cash at beginning of period	950,841	127,081
Cash at end of period	$169,657	$2,206,616

Supplemental Disclosures of Cash Flow information:
Interest paid:	$197	$-
Taxes paid	$-	$542
Non-Cash Transactions:
Warrants, options and common stock issued for acquisition of subsidiary	$287,000	$-
Deferred consideration payable	$156,150	$-
Warrants, options and common stock issued for debt financing	$-	$40,000

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the accompanying unaudited condensed financial statements have been prepared by Vycor Medical, Inc. (together with its consolidated subsidiaries, the "Company" or "Vycor") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011. Certain prior period amounts have been reclassified to conform to the current presentation.

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

The Company designs, develops and markets neurological medical devices and therapies through two operating divisions: Vycor Medical and NovaVision. Vycor Medical focuses on brain and cervical surgical access systems for sale to hospitals and medical professionals; NovaVision focuses on neuro-stimulation therapies and diagnostic devices for the treatment and screening of vision field loss resulting from neurological damage.

3.   GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,581,164 for the six months ended June 30, 2012, and the Company expects to continue to incur substantial additional losses in the future, including significant development, marketing, manufacturing and distribution costs. The Company has generated negative cash flows from operations since inception. As of June 30, 2012 the Company had a stockholders' deficit of $445,847 and cash and cash equivalents of $169,657. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4. BUSINESS ACQUISITION

On January 4, 2012, the Company completed its acquisition (the "Acquisition") of all of the shares of Sight Science Limited ("Sight Science") in the UK, a company that had been in the business of researching, developing and providing medical technologies to restore the vision of patients with neurological visual loss. The total consideration to the Sight Science shareholders was £384,768 (US$597,660); comprising: £200,000 (US$ 310,660) cash, of which £100,000 (US$155,330) was paid at the Closing and an additional £100,000 (US$155,330) cash to be paid to the Sight Science shareholders on the one-year anniversary of the Closing; an aggregate of 14,350,000 restricted shares of the Company, which are the subject of lock-up agreements between the Parties and which at Closing were valued at £184,768 (US$287,000).

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

The assets of Sight Science were entered into the Company's consolidated accounts on the basis of this valuation As a result, the Company generated negative goodwill on acquisition of $66,394 which has been taken to the Consolidated Statement of Operations for the six months ended June 30, 2012.

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

Principles of Consolidation

Assuming the acquisition discussed above had occurred on January 1, 2011, for the six months ended June 30, 2011, pro forma revenues, net loss and net loss per share for the Company would have been $326,324, $(2,807,662) and $(0.01), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Deferred Consideration

As stated above, £100,000 of the cash consideration is deferred until January 4, 2013. This is recorded in Other Current Liabilities and at June 30, 2012 amounted to $156,150.

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

Research and Development

The Company expenses all research and development costs as incurred. For the six months ended June 30, 2012 and 2011 the amounts charged to research and development expenses were $70,547 and $61,336, respectively.

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company's software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc. on November 30, 2010 and $363,472 as part of the acquisition of the assets of Sight Science Limited on January 4, 2012. For the six months ended June 30, 2012 and 2011 there was no capitalization of software development costs.

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

The Company has no items that are subject to these standards as of June 30, 2012.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	June 30,	June 30,
	2012	2011
Stock options outstanding	833,333	833,333
Warrants to purchase common stock	262,096,921	243,142,310
Debentures convertible into common stock	55,308,960	35,308,960
Preferred shares convertible into common stock	99,555,549	-
Total	417,794,763	279,284,603

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

6.   NOTES PAYABLE

As of June 30, 2012 and December 31, 2011 Notes Payable consists of:

	June 30, 2012	December 31, 2011
On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management ("Fountainhead"), the beneficial owner of more than 50% of the Company's common stock. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. These debentures were originally due August 31, 2010. On May 14, 2010, the due date for satisfaction was extended to March 30, 2011, on March 28, 2011 the due date was further extended to August 31, 2011 and on June 6, 2011 the due date was further extended to December 31, 2012.	441,362	441,362

On September 30, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, however the due date for satisfaction was extended on June 6, 2011 to December 31, 2012.	175,000	175,000

On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The debentures were originally due August 31, 2011, however the due date for satisfaction was extended on June 6, 2011 to December 31, 2012.	400,000	400,000

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is due on December 31, 2012, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. On June 6, 2011 the due date for satisfaction was extended to December 31, 2012.	300,000	300,000

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. ("EuroAmerican"). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.03 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company at the conversion price of $0.03 per share, subject to adjustment and does not require bifurcation. On October 25, 2011 the due date for this note was further extended to December 10, 2011,on March 27, 2011 the due date was further extended to June 30, 2012 and in July 2012 the due date was further extended to September 30, 2012	300,000	300,000

Unsecured, non-interest bearing loan from the chief executive of NovaVision AG, advanced a total of €8,250 to NovaVision AG, repayable in monthly installments. As of June 30, 2012 the loan had been repaid in full and December 31, 2011 the remaining balance was €8,250.	-	10,660

Insurance policy finance agreements	8,813	9,103

Total Notes Payable:	$1,625,175	$1,636,125

The following is a schedule of future minimum loan payments:

Twelve months ending December 31,	Amount
2012	1,625,175
Total	$1,625,175

As of June 30, 2012, $1,316,362 of Company's notes payable are secured by a first security interest in all of the assets of the Company. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of each of the convertible debt instruments set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Vycor Medical	$138,239	$82,239	$460,020	$182,081
NovaVision	127,147	60,092	237,967	105,372
Total Revenue	$265,386	$142,331	$697,987	$287,453
Gross Profit:
Vycor Medical	$118,206	$60,890	$378,795	$153,615
NovaVision	106,932	46,249	199,523	76,273
Total Gross Profit	$225,138	$107,139	$578,318	$229,888

	June 30, 2012	December 31, 2011
Total Assets:
Vycor Medical	$1,023,111	$2,068,084
NovaVision	1,702,135	1,503,556
Total Assets	$2,725,246	$3,571,640

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Sight Science is consolidated as part of Europe from January 4, 2012, the date of the completion of the acquisition. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
United States	$205,602	$105,193	$567,850	$209,202
Europe	59,784	37,138	130,137	78,251
Total Revenue	$265,386	$142,331	$697,987	$287,453

	Three Months Ended June 30,		Six Months Ended June 30,,
	2012	2011	2012	2011
Gross Profit:
United States	$172,994	$79,766	$463,764	$173,658
Europe	52,144	27,373	114,554	56,230
Total Gross Profit	$225,138	$107,139	$578,318	$229,888

	June 30, 2012	December 31, 2011
Total Assets:
United States	$2,636,109	$3,470,993
Europe	89,137	100,647
Total Assets	$2,725,246	$3,571,640

8.  PROPERTY AND EQUIPMENT

As of June 30, 2012 and December 31, 2011, Property and Equipment and the estimated lives used in the computation of depreciation are as follows:

		June 30,	December 31,
	Estimated Useful Lives	2012	2011
Machinery and equipment	3 years	$118,422	$106,368
Leasehold Improvements	5 years	3,459	-
Purchased Software	3 years	17,833	15,607
Molds and Tooling	5 years	234,230	234,230
Furniture and fixtures	7 years	22,554	21,130
Therapy Devices	3 years	67,149	59,065
Internally Developed Software	5 years	922,261	559,304
		1,385,908	995,704

Less: Accumulated depreciation and amortization		(444,593)	(324,413)

Property and Equipment, net		$941,315	$671,291

Depreciation expense for the six month periods ended June 30, 2012 and 2011 was $123,320 and $71,989 respectively, including $10,700 and $7,871 respectively for Therapy Devices which is allocated to Cost of Sales.

9.   INTANGIBLE ASSETS

As of June 30, 2012 and December 31, 2011, Intangible Assets consists of:

	June 30,	December 31,
	2012	2011
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$688,407	$492,147
Accumulated Amortization	(152,440)	(112,568)
	$535,967	$379,579

Intangible assets not subject to amortization
Trademarks	$251,157	$130,000

Amortization expense for the six month periods ended June 30, 2012 and 2011 was $51,546 and $29,685, respectively.

10.   EQUITY

Certain Equity Transactions

On January 4, 2012, an aggregate of 14,350,000 restricted shares of the Company were issued to Prof. Sahraie and the University of Aberdeen, relating to the acquisition of all of the shares of Sight Science, Ltd. ("Sight Science") by NovaVision.

During the period from January 1, 2012 through June 30, 2012, the Company issued 444,444 shares of Common Stock (valued at $10,000) to each of Steven Girgenti and Dr Oscar Bronsther in consideration for services provided to the Board of Directors, 277,780 shares of Common Stock (valued at $6,250) to each of Alvaro Pasual-Leone, Jason Barton and Jose Romano, and 138,890 shares of Common Stock (valued at $3,125) to Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

In April 2012 the Company issued 1,333,333 shares of Common Stock (valued at $30,000) to Brunella Jacs, LLC in respect of consultancy services provided the Company.

In June 2012, following the exercise of the Company's option to repurchase shares of Common Stock from Greenbridge Capital Partners, IV, LLC, a total of 10,333,333 shares were repurchased into Treasury Stock at $1,033.

During the period from January 1, 2012 through June 2012, the Company issued a total of 39,999,996 shares of Common Stock in respect of conversion of Series C Preferred Stock.

During the period from May 1, 2012 through June 2012, the Company issued a total of $5,333,333 shares of Common Stock at $0.0225 for a total consideration of $120,000 to three investor.

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the six-month periods ended June 30, 2012 and 2011.

Initial grants of options to purchase 500,000 shares were issued under the Plan on February 13, 2008 to each of Kenneth T. Coviello, the Company's Chief Executive Officer and Heather N. Vinas, the Company's President at an exercise price of $0.135 per share.  The options vested 33-1/3% on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas' resignation as President of the Company in May 2010, 166,667 unvested options were cancelled. For the six months ended June 30, 2012 and 2011, the Company recognized share-based compensation of $0 and $29,796, respectively.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of June 30, 2012 there were no awards of any stock appreciation rights.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2010	116,604,776	$0.019
Granted	148,176,421	0.025
Exercised	(402,965)	0.001
Cancelled or expired	(2,281,311)	0.163
Outstanding at December 31, 2011	262,096,921	$0.021
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2012	262,096,921	$0.021

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2010	833,333	$0.14
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2011	833,333	$0.14
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2012	833,333	$0.14

As of June 30, 2012, the weighted-average remaining contractual life of outstanding warrants and options is 2.43 and 5.6 years, respectively.

Non-Employee Stock Compensation

Under the terms of a consulting agreement dated February 2010, the Company issued fully vested warrants to Fountainhead to purchase up to 39,063,670 shares of the Company's common stock at $0.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. The fair value of these warrants was estimated using the Black-Scholes option pricing model and is being amortized over the two-year life of the consultancy agreement. For the six months ended June 30, 2012, $20,397 was recognized as share-based compensation in connection with this agreement.

During the six months ended June 30, 2012, the Company issued an aggregate of 444,444 shares of common stock, valued at $10,000, to each of Steven Girgenti and Oscar Bronsther for services rendered to the board of directors. For the six months ended June 30, 2012, a total of $20,000 was recognized as share-based compensation for the issuance of these shares.

During the six months ended June 30, 2012, the Company issued an aggregate of 277,780 shares of common stock, valued at $6,250, to each of Alvaro Pascual-Leone, Jason Barton and Jose Romano and 138,890 shares of Common Stock, valued at $3,125, to Josef Zihl for services rendered to the Scientific Advisory Board of NovaVision. For the six months ended June 30, 2012, an aggregate of $21,875 was recognized as share-based compensation for the issuance of these shares.

Under the terms of a one-year consultancy agreement with Mr. Jerrald Ginder dated March 2011, as amended June 2011, the company issued an aggregate of 20,666,667 restricted shares of common stock of the Company. The stock was valued by the Company at $420,000 and was amortized over the life of the agreement as share-based compensation expense. For six months ended June 30, 2012, aggregate compensation recognized in respect of the Consulting Agreement, as amended, was $109,570. The consultancy was fully expensed as of March 31, 2012.

In June 2011, the Company entered into a one-year Consulting Agreement with GreenBridge Capital Partners, IV, LLC, to provide consulting and advisory services to the Company. Under the terms of this agreement, GreenBridge was to receive up to 15,500,000 shares of the Company's common stock. The stock was valued by the Company at $348,750 and was being amortized over the life of the agreement as share-based compensation expense, in accordance with the performance under that agreement. As further discussed in Note 14, in May 2012 the Company exercised its option to repurchase 10,333,333 shares.

Accordingly, a total of $116,250 is to be recognised as expense under this agreement. As at December 31, 2011, $113,344 had been recognized and for the six months ended June 30, 2012, $2,906 was recognized as share-based compensation in connection with this agreement.

In April 2012 the Company entered into a consultancy agreement with Brunella Jacs, LLC for certain corporate and strategic advisory services. Under the terms of the agreement, Brunella Jacs was issued 1,333,333 shares of Common Stock, valued at $30,000. For six months ended June 30, 2012, aggregate compensation recognized in respect of this agreement was $30,000.

Aggregate stock-based compensation expense charged to operations on employee options and on stock and warrants granted to the above non-employees for the six months ended June 30, 2012 is $204,755. As of June 30, 2012, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for options and warrants expensed in the three months ended June, 2012 and 2011:

	Six months ended June 30,
	2012	2011
Risk-free interest rates	2.39%	0.57-1.60%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	96%	96%
Vycor Common Stock fair value	$0.0125-$0.0225	$0.0125

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

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at June 30, 2012 and December 31, 2011. The Company's gross deferred tax assets and valuation allowance at June 30, 2012 and December 31, 2011are as follows:

	June 30, 2012	December 31, 2011
Gross deferred tax assets	2,400,000	2,100,000
Valuation allowance	(2,400,000)	(2,100,000)
Net deferred tax asset	—	—

As of June 30, 2012 and December 31, 2011, the Company has U.S. federal net operating loss carryforwards of approximately $7,050,000 and $6,000,000, respectively.  The federal net operating loss carryforwards expire in the tax years 2027 through 2031.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carryforwards and research and development credits may be subject to the above limitations.

At June 30, 2012 and December 31, 2011, the Company has available for carryforward German net operating losses of approximately $500,000 and $420,000 respectively, to be applied against future German taxable income which may be subject to certain restrictions and limitations. Such carryforwards are subject to certain restrictions and limitations in the event of changes in the NovaVision AG's ownership.

13.   COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft. located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017.

Kenneth Coviello retention bonus

Under the terms of the 2009 Recapitalization Agreement, certain accrued salaries totaling $70,643 were converted into a contingent retention bonus. Mr Coviello received 50% of this amount on his departure from the company on August 3, 2012, and will receive the remainder 60 days thereafter.

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

Potential German tax liability and connected professional fees

In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the period ended June 30, 2012.

Related to the above tax situation, the Company has incurred advisory fees. The Company believes it also has a strong claim against certain professional advisors for a recovery of the full amount of the fees, however such recovery may be limited to a statutory minimum. Accordingly the Company has made a provision in the period ended June 30, 2012 for the excess over the statutory minimum, being €19,000 ($23,900).

14. CONSULTING AND OTHER AGREEMENTS

The Company has entered into one new consulting agreement during the three months ended June 30, 2012.

Consulting Agreement with Brunella Jacs, LLC.

In April 2012, the Company entered into a consulting agreement with Brunella Jacs for certain corporate and strategic advisory services. Under the terms of the agreement, Brunella Jacs was issued 1,333,333 shares of Common Stock, valued at $30,000, which has been fully expensed in the three months ended June 30, 2012. There is no other consideration payable under this agreement.

The following agreements remained in force during the three months ended June 30, 2012:

Consulting Agreement with Fountainhead Capital Management Limited ("Fountainhead")

In February 2010 the Company entered into a Consulting Agreement with Fountainhead, which was the subject of a Supplement Agreement in May, 2011 to recognize Fountainhead's expanded responsibilities as a result of the acquisition by the Company of the assets of NovaVision, Inc. Under the terms of the Agreement and Supplement, the Company will pay to Fountainhead a monthly retainer of $37,500 ($8,500 under the Original Agreement and $29,000 under the Supplement). This monthly retainer shall be accrued and paid out to Fountainhead at the option of Fountainhead as follows: (i) in Vycor stock at any time at $0.125 per share for the Original Agreement and $0.0225 per share for the Supplement; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof at any time after June 30, 2011. Notwithstanding, Fountainhead has the option to receive up to $5,000 of monthly retainer in cash each month, commencing April 1, 2011. The term of the Consulting Agreement is to May 5, 2013.

Consulting Agreement with GreenBridge Capital Partners, IV, LLC

On June 3, 2011, the Company entered into a Consulting Agreement ("Consulting Agreement") with GreenBridge Capital Partners, IV, LLC, a Delaware limited liability company ("GreenBridge"), to provide consulting and advisory services to the Company. Under the terms of this agreement GreenBridge was to receive up to 15,500,000 shares of the Company's Common Stock.  Said shares were subject to a Company repurchase option, which could be exercised within specified time periods at the Company's sole discretion.

As of June 30, 2012, the Company had exercised its option to repurchase 10,333,333 of the 15,500,000 shares for a total purchase price of $1,033.33. The Company also believes that it is entitled to the return of the remaining 5,166,667 shares because it contends that GreenBridge breached the Consulting Agreement and failed to deliver the services it was obligated to perform pursuant to the terms of the Consulting Agreement. The Company has filed an action relative to this matter with the American Arbitration Association alleging causes of action based upon breach of contract and fraud. This action is still in its early stages and GreenBridge has yet to file its response. As a result, the Company cannot project whether it will achieve a successful result in this action.

Agreement with Partizipant, LLC

On July 31, 2011, the Company entered into an Agreement (the "Agreement") with Partizipant, LLC, a Delaware limited liability company ("Partizipant"), to provide a broad range of investor relations and public relations services. Pursuant to the Agreement, the Company agreed to pay Partizipant a one-time payment of $300,000.

The Company believes that Partizipant has not adequately performed its services under the Agreement and that it is entitled to the return of a substantial portion of the amounts paid under the terms of the Agreement. The Company has filed an action relative to this matter with the American Arbitration Association alleging causes of action based upon breach of contract and fraud. This action is still in its early stages and Partizipant yet to file its response. As a result, the Company cannot project whether it will achieve a successful result in this action.

15. RELATED PARTY TRANSACTIONS

There were no related party transactions during the six months ended June 30, 2012 other than the payment or accrual of fees under the Fountainhead Consulting agreement described in 14 above.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q.

Share Issuance

During July 2012, the Company issued 222,222 shares of Common Stock (valued at $5,000) to Steven Girgenti in consideration for services provided to the Board of Directors.

During July 2012, the Company issued 2,222,222 shares of Common Stock at $0.0225 for a total consideration of $50,000 to one investor.

Loan from Fountainhead

During July 2012, the Company issued unsecured, subordinated loan notes to Fountainhead for a total of $100,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% and are due on demand or by July 9, 2013.

Legal Action against GreenBridge Capital Partners, IV, LLC and Partizipant, LLC

On July 20, 2012, the Company filed Action #13 148 01633 12 with the American Arbitration Association entitled Vycor Medical, Inc. (Claimant) against Greenbridge Capital Partners IV, LLC, Partizipant, LLC, and Joseph D. Kowal (Respondents) (the "Action"). The Action is based on breach of contract and fraud and seeks recovery of 5,166,667 shares of Company Common Stock previously issued to Greenbridge Capital Partners IV, LLC and recovery of at least $357,000 paid to Partizipant, LLC (including amounts paid to third parties at Partizipant's direction), together with recovery of fees, costs and expenses incurred in connection with the Action. The Action is still in its early stages and the Respondents have yet to file any response. The Company cannot project whether it will achieve a successful result in connection with the Action.

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

Vycor Medical

Introduction

Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. Vycor Medical is ISO 13485:2003 compliant, has U.S. FDA 510(k) clearance for brain and spine surgeries, and CE Marking for Europe as well as applicable regulatory approvals in Australia, Canada, China, Japan and Russia for sale of its brain access system. Vycor Medical’s first product, the ViewSite Brain Access System (VBAS), is a next generation access system which was fully commercially launched in early 2010. The VBAS device is the first significant technological change to brain tissue retraction. The incumbent blade retractor technology has not changed materially in over 50 years in contrast to development in most other neuro-surgical technologies.

The second product in Vycor Medical’s pipeline is the Cervical Access System (VCAS), which requires further prototyping and successful market testing prior to commercialization launch. Like the VBAS, this product is designed to assist the surgeon in cervical surgeries, allowing the surgeon to gain access to the anterior cervical surgery site.

Vycor Medical has received FDA 510(k) clearance for its products, with which we are authorized to market our products in the U.S. without further approvals.

Vycor Medical’s Products

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

We believe our Brain Access System offers several advantages over the brain retractor systems, commonly known as ribbon or blade retractors that are metallic, including having the potential to significantly reduce brain tissue trauma resulting from the currently used retractors when accessing deep brain targets. The unique design of the product can minimize the size of the brain entry access necessary for surgical procedures, and in turn the amount of brain tissue exposed.

Vycor Medical Product Pipeline

Brain Access and Related Products

The Company’s future plans include developing additional Brain Access Systems that are designed for the requirements of specific surgical applications like aneurisms, tumors and endoscopic work and identifying other products that can be used in conjunction with our VBAS product.

Cervical Access Products

The Company will continue its preliminary work to design Cervical Access System products which would be used by the surgeon to access the anterior cervical surgical site (the uppermost vertebrae located in the neck). While the Company has filed certain intellectual property applications with respect to this technology, such development is in an early stage.

Sales and Marketing

Domestic Sales Strategy

VBAS sales strategy is focused on driving sales through leading neurosurgeons. In this regard, the Company has adopted a dual strategy of targeting both the leading neurosurgeons and the leading neurosurgical hospitals.

We are currently using independent distributors who have existing relationships with neurosurgeons to target hospitals and drive our sales.

International Sales

The Company utilizes select medical device distributors with experience in neurosurgical devices in select countries. In Europe, the company has agreements with distributors for Spain, Italy, Belgium, Scandinavia, Switzerland and the U.K. who are all focused in neurosurgery. Vycor also has required regulatory approvals in Australia, Canada, China, Japan and Russia with distribution agreements in place or being put into place.

Reference Hospitals Program

The Company has developed a Reference Hospital Program to identify centers of excellence and to provide neurosurgeons with evidence of support for our products.

VBAS Market and the Hospital Adoption Process

The market for VBAS in the US is relatively concentrated. Teaching hospitals not only carry out more relevant procedures but also provide a natural way to drive adoption through the conversion of new surgeons. We focus our efforts initially on surgeons as the principle proponent within the hospital. Vycor has found that the learning curve is only 1-2 cases for surgeons, who like the simplicity of design and ease of use after trialing the product. Hospital Administration is required to approve the purchase of a new product and sometimes even a trial or evaluation product.

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

Peer Review and Other Clinical Studies

The publication of clinical papers in neurosurgery journals by surgeon-users of VBAS regarding their experiences with the products (peer review papers), and the publication of other clinical data, is important for the Company as it continues to evidence the clinical superiority of VBAS. During 2011 the following papers were published:

•“Usage of a Minimally Invasive Tubular Retraction System for Deep-Seated Tumors in Pediatric Patients” in Journal of Neurosurgery in May 2011: Pediatrics. Co-authors Pablo Recinos, M.D., of the Cleveland Clinic and George Jallo, M.D., of Johns Hopkins University conclude that while access to deep-seated, intra-axial tumors is challenging, the ViewSite™ tubular retractor and frameless neuro navigation facilitated the surgical approach and the combination of these technologies adds to the surgeon’s armamentarium to safely approach tumors in deep locations.

•“Vycor Viewsite TC: Endoscope-guided Intraparenchimal Brain Tumor Resection,” by Daniel Prevedello, M.D., Director of the Minimally Invasive Cranial Surgery Program at the Ohio State University. Dr Prevedello reported on a case with a patient taking Avastin®, which delays surgical wound healing. He said the Viewsite TC was essential to the surgery; otherwise, no procedure could have been performed on the patient.

•“Minimally Invasive Trans-Portal Resection of Deep Intracranial Lesions” in Minimally Invasive Neurosurgery, February 2011 a Johns Hopkins University paper by lead author A. Quinones Hinojosa. The authors reported a case series of 9 adult and pediatric patients with a variety of pathologies, including colloid cyst, DNET, papillary pineal tumor, anaplastic astrocytoma, toxoplasmosis and lymphoma. The locations of the lesions approached included: lateral ventricle, basal ganglia, pulvinar/posterior thalamus and insular cortex. Post-operative imaging was assessed to determine extent of resection and extent of white matter damage along the surgical trajectory. Satisfactory resection or biopsy was obtained in all patients. “VBAS lends itself well to minimally invasive microsurgical approaches and can be used in combination with modern navigational systems. The use of navigation permits not only the creation of a smaller craniotomy but also facilitates the creation of a trajectory that provides efficient and safe means for splitting white fiber tracts,” said the authors.

Manufacturing

Vycor Medical has executed agreements with Lacey Manufacturing Company of Bridgeport, Connecticut (“Lacey”) and C&J Industries, Meadville PA (“C&J”) to provide a full range of engineering, contract manufacturing and logistical support for our products.

Lacey and C&J are recognized leaders in the medical contract manufacturing sector, providing vertically integrated full services. They are U.S. Food and Drug Administration registered and meet ISO standards and certifications. Lacey and C&J have shipped orders to Vycor Medical and have made production runs of all 12 sizes.

Market

The market for our Brain Access System product lines is the neurosurgical community, both in the US and internationally.

Competition

Competitive manufacturers of brain retractors include:

•Cardinal Health (V. Mueller line)

•Aesculap

•Integra Life Science

•Codman (Division of Johnson & Johnson)

Cervical Access System competitors include Medtronic, Asculap/B. Braun, Cardinal and Nuvasive, Cloward Instruments, among others. In addition to the standard “blade retractors” distributed by the aforementioned companies. In addition companies such as Endius and EBI have announced cervical retractor systems.

Customers

Vycor Medical sells to stocking regional distributors and direct to hospitals through independent representatives. For the six months ended June 30, 2012 and 2011 international sales accounted for approximately 54% and 12% of revenues, respectively.

Intellectual Property

Patent Applications

Vycor Medical has the following issued, patents:

•Russia (2009124446) – Surgical Access Instruments for use with Delicate Tissues (Brain)

•China (200680056889.9) – Surgical Access Instruments for use with Delicate Tissues (Brain)

Additionally, Vycor has 14 patents pending for its Brain and Spine technology and products in: the U.S. (4), Canada (2), Europe (2), India (2), Japan (2), and Hong Kong (2).

Trademarks

VYCOR MEDICAL is a registered trademark and VIEWSITE is pending registration as a trademark with the United States Patent and Trademark Office.

NovaVision, Inc.

Introduction

NovaVision develops and markets a non-invasive, computer-based light stimulation therapy called Vision Restoration Therapy (VRT) and through its recently acquired subsidiary, Sight Science, Neuro-Eye Therapy (NeET). Both therapies are aimed at those suffering from vision loss resulting from neurological trauma such as stroke and traumatic brain injury (TBI). It is estimated that approximately 16% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. NovaVision’s target market is this subset of patients who have suffered a visual field deficit.

NovaVision operates in the US, in Germany through a wholly-owned subsidiary and in the UK through Sight Science, also a wholly-owned subsidiary.

VRT is based on NovaVision’s platform technology which management believes induces neuroplasticity, the brain’s natural ability to repair or remap broken neural connections that cause vision loss. Before VRT, such patients were informed that their vision loss would likely be permanent and they were prescribed therapy or aids to merely compensate for their lost vision.

The diagnostic algorithm in the VRT product first maps the visual field and defines the areas of defect in patients suffering vision loss. The therapeutic algorithm in the VRT product is then specifically designed for each patient based upon the results of the diagnostic program and it repetitively challenges the visual cortex with thousands of stimuli over the course of time. VRT is generally performed over a four to six month period, twice a day for an hour total, six days a week. The Company maintains broad IP protection. NovaVision has collected significant amounts of data from clinical studies and peer reviewed papers that support the Company’s claims about the benefits of its platform technology for vision restoration and other indications. NovaVision has received 510(k) clearance and CE Marking for VRT and NeET.

Platform Technology

The management of NovaVision believes that the underlying basis for the visual field recovery it has witnessed, and the functional outcome improvements it has noted with its patients, is largely due to neuroplasticity of the visual field which is the brain's ability to remap or repair itself in response to a pre-programmed and deliberate stimulation. Neuroplasticity has been discussed over the last 20 years or so and as far back as 1990 Gilbert & Weisel talked about the cortex not having a fixed functional architecture. The platform technology is comprised of proprietary algorithms that generate patient-specific therapies enabling NovaVision’s products to be used as both diagnostic and therapeutic tools. The platform technology generates light-based, or photic, stimulus programs consisting of a fixation point on a display screen. As the patient focuses on this fixation point, a series of photic stimuli are delivered on the screen that are specific to the patient’s neurological requirements, and relayed directly to the brain using the eye as a conduit.

Management believes that it is these programmed light sequences that stimulate the border zone between the “seeing” and “blind” visual fields which induces neuroplasticity. While neuroplasticity for explaining VRT has never been conclusively demonstrated, Randy Mashall’s study using MRI did demonstrate that VRT results in increased neural activity in the visual cortex. Irrespective of mechanism, patient studies point to significantly improved functional outcomes for patients who have done VRT treatment. This improvement manifests itself in greater confidence to move around and an average shift of 4.9 degrees in the border between seeing and blind visual fields. The visual field is the portion of space surrounding an individual which is visible at any given time by that individual while their gaze is held stationary. To humans, the central 10° of visual field holds the greatest functional importance for focal and cognitive tasks.

Clinical Data Relating to VRT

NovaVision has accumulated significant amounts of clinical data as a result of company-sponsored trials as well as studies conducted by independent third parties.

•Studies have indicated that 88% of patients experience an improvement in at least one of their daily life activities.

•75% of patients experience an improvement in their mobility, which is regarded as one of the most important functional tasks.

•Approximately 70% of patients experience positive outcome reflected by an increase in their visual field and studies have indicated an average increase of 4.9 degrees

•Elapsed time since injury does not seem to impact VRT and NeET therapies success. Therefore, a massive historical backlog of patients can potentially be treated.

•Improvements are permanent and do not appear to be age or gender dependent.

•Age at the onset of the injury is not a critical factor, allowing access to the therapy by both young and older adults with brain injuries

Pipeline Products Utilizing NovaVision’s Platform Technology

NovaVision is carrying out a development program that will enable VRT to be delivered direct to patients’ computers over the internet, rather than being delivered in the form of a physical device to patients’ homes. This development will enable the Company to streamline its operations resulting in the ability to deliver the therapy at a lower cost to patients.

Management is also looking to further develop its product range leveraging its existing technology platform. To this end it has launched a second generation of portable visual field screening device called head mounted perimeter (HMP). The Company has registration to sell the HMP as a Class 1 device as a screening tool for physicians.

Regulatory Matters

In the U.S., NovaVision’s products are regulated by the FDA as Class U medical devices subject to 510(k) clearances, and in Europe NovaVision has CE Marking for VRT as a Class I device. NovaVision received its 510(k) clearance for VRT specific to Stroke and TBI indications in 2003.

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 24 granted and 14 pending patents.

The Company’s 24 granted patents are in the U.S. (12), Canada (2), Europe (4), Australia (1), China (2), Hong Kong (1), India (1) and Japan (1).

The Company’s 14 pending patents are in the U.S. and Canada (4), Europe (5), Australia (2), and Japan (3).

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

Acquisition of Sight Science, Ltd.

In January 2012 NovaVision acquired Sight Science, Ltd. (“Sight Science”). Sight Science, which was established in 2009 based on the research of Professor Arash Sahraie at the University of Aberdeen, provides an interactive computer-based therapy called Neuro-Eye Therapy (“NeET”), which patients administer at home. To date, over 100 patients have utilized NeET. The Company has 5 patents granted in the UK, France, Germany, Switzerland and Singapore and 2 patents pending in the U.S. and Canada. Prof. Sahraie has conducted extensive research on blindsight and residual visual processing after brain injury, and is highly regarded in the field.

As part of the transaction, Prof. Sahraie agreed to join NovaVision as its Chief Scientific Officer on a part-time secondment basis from the University for a minimum of 5 years. Prof. Sahraie is responsible for driving NovaVision’s scientific effort to develop and validate technologies in vision rehabilitation for visual field defects resulting from brain injury. The acquisition also created a long-term relationship between the Company, NovaVision and the University, which is a leading medical research center.

Both NovaVision’s VRT and Sight Science’s NeET work on the basis that repeated stimulation of the blind areas by either bright patches of light (VRT) or the specific spatial patterns (NeET) and can lead to increases in sensitivity of the blind areas. Patients progress after VRT appears to be initiated at the blind and sighted borders whereas NeET results in changes deep within the field damage. Both therapies are able to demonstrate improvements in both visual sensitivity and activities of daily living. The Company believes that these therapies are highly complementary.

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

Vycor Medical has the following certification/licensing:

•Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

•EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

•ISO 13485.2003

•HPB Licensing for Canada

Employees

We currently have 21 full-time employees.

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Revenue and Gross Margin:

	2012	2011	% Change
Revenue:
Vycor Medical	$138,239	$82,239	68%
NovaVision	127,147	60,092	112%
Total Revenue	$265,386	$142,331	86%

Gross Profit
Vycor Medical	$118,206	$60,890	94%
NovaVision	106,932	46,249	131%
Total Gross Profit	$225,138	$107,139	110%

Vycor Medical recorded revenue of $265,386 from the sale of its products in for the three months ended June 30, 2012, an increase of 68% over the same period in 2011. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. Gross margin of 86% was achieved in 2012 compared to 74% for 2011. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower. In addition the 2011 period reflected certain regulatory validation costs.

Sales commissions for the sale of Vycor's products, which are recorded in General and Administrative Expenses, were $20,993 for the three months ended June 30, 2012 compared to $10,696 for the same period in 2011.

NovaVision recorded revenues of $127,147 for the three months ended June 30, 2012 and gross margin of 84%, compared to $60,092 and gross margin of 77% for the same period in 2011. This reflects the start-up of NovaVision in the US in 2011 and the consolidation of Sight Science in 2012.

Research and Development Expense:

Research and development ("R&D") expenses were $45,860 for the three months ended June 30, 2012, as compared to $37,484 for the same period in 2011.

General and Administrative Expenses:

General and administrative expenses decreased by $983,612 to $839,407 for the three months ended June 30, 2012 from $1,823,019 for the same period in 2011. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2012 was $55,413, a decrease of $900,769 over $956,182 in 2011. Also included within General and Administrative Expenses are Sales Commissions, which increased by $10,298 to $20,993 reflecting higher levels of sales. The remaining General and Administrative decrease of $93,142 reflects: increased scientific advisory costs ($33,856), the costs of a corporate video ($45,887) and increased professional fees ($14,955); offset by reduced investor relations and fundraising costs ($46,167), reduced premises and other costs ($33,445), reduced payroll costs ($91,323) and reduced sales and marketing costs ($16,905).

Interest Expense:

Interest expense includes interest expense on the Company's debt and insurance policy financing. Interest expense in the three months ended June 30, 2012 decreased by $7,934 to $31,679 from $39,613 for the same period in 2011, reflecting decreased debt levels.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Results for the six months ended June 30, 2011 include adjustments to reflect of the effects of the restated financial statements included in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ending June 30, 2011.

Revenue and Gross Margin:

	2012	2011	% Change
Revenue:
Vycor Medical	$460,021	$182,081	153%
NovaVision	237,967	105,372	126%
Total Revenue	$697,988	$287,453	143%

Gross Profit
Vycor Medical	$378,795	$153,615	147%
NovaVision	199,523	76,273	162%
Total Gross Profit	$578,318	$229,888	152%

Vycor Medical recorded revenue of $460,021 from the sale of its products in for the six months ended June 30, 2012, an increase of 153% over the same period in 2011. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. In December 2011 VBAS received SFDA approval to be marketed in the People's Republic of China (PRC) and made shipments with a value of $174,000 during the period and also shipped its first order to Japan. Gross margin of 82% was achieved in 2012 compared to 84% for 2011. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower.

Sales commissions for the sale of Vycor's products, which are recorded in General and Administrative Expenses, were $43,103 for the six months ended June 30, 2012 compared to $29,404 for the same period in 2011.

NovaVision recorded revenues of $237,967 for the six months ended June 30, 2012 and gross margin of 84%, compared to $105,372 and gross margin of 72% for the same period in 2011. This reflects the start-up of NovaVision in the US in 2011 and the consolidation of Sight Science in 2012.

Research and Development Expense:

Research and development ("R&D") expenses were $70,547 for the six months ended June 30, 2012, as compared to $61,336 for the same period in 2011.

General and Administrative Expenses:

General and administrative expenses decreased by $889,910 to $1,894,380 for the six months ended June 30, 2012 from $2,784,290 for the same period in 2011. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2012 was $204,755, a decrease of $959,644 over $1,164,399 in 2011. Also included within General and Administrative Expenses are Sales Commissions, which increased by $13,698 to $43,103 reflecting higher levels of sales. The remaining General and Administrative increase of $56,036 reflects: increased scientific advisory costs ($70,588), the costs of the move to a new headquarters premises ($41,622), the costs of a corporate video ($45,887), increased investor relations and fundraising costs ($46,167), and increased professional fees ($31,556); offset by reduced premises and other costs ($22,183), reduced payroll costs ($125,034) and reduced sales and marketing costs ($15,234).

Interest Expense:

Interest expense includes interest expense on the Company's debt and insurance policy financing. Interest expense in the six months ended June 30, 2012 decreased by $255 to $63,279 from $63,534 for the same period in 2011.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011	$ Change
Cash	$169,657	$950,841	$(781,184)
Accounts receivable, inventory and other current assets	767,042	1,378,754	(611,712)
Total current liabilities	(3,171,093)	(2,696,316)	(474,777)
Working capital deficit	(2,234,394)	$(366,721)	(1,867,673)
Cash provided by financing activities	119,272	4,190,510	(4,071,238)

As of June 30, 2012 we had $169,657 cash, a working capital deficit of $2,234,394 and an accumulated deficit of $13,242,868. Total Stockholders' deficit at June 30, 2012 was $445,847. Total debt at June 30, 2012, included in the working capital deficit above, was $1,625,175.

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

Going Concern

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,581,164 for the six months ended June 30, 2012, and the Company expects to continue to incur substantial additional losses in the future, including significant development, marketing, manufacturing and distribution costs. The Company has generated negative cash flows from operations since inception. As of June 30, 2012 the Company had a stockholders' deficit of $445,847 and cash and cash equivalents of $169,657. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Research and Development

The Company expenses all research and development costs as incurred.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At June 30, 2012 and December 31, 2011 patient deposits amounted to $37,827 and $25,000, respectively, and are reserved against in Other Current Liabilities

Property and equipment

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, including the Company's President ("President") (the Company's principal executive officer) and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation the Company's President and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's President and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)      Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Company's President and CFO, does not expect that the Company's internal control over financial reporting will prevent all errors and all fraud.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 6, 2012, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the following:

On July 20, 2012, the Company filed Action #13 148 01633 12 with the American Arbitration Association entitled Vycor Medical, Inc. (Claimant) against Greenbridge Capital Partners IV, LLC, Partizipant, LLC, and Joseph D. Kowal (Respondents) (the "Action"). The Action is based on breach of contract and fraud and seeks recovery of 5,166,667 shares of Company Common Stock previously issued to Greenbridge Capital Partners IV, LLC and recovery of at least $357,000 paid to Partizipant, LLC (including amounts paid to third parties at Partizipant's direction), together with recovery of fees, costs and expenses incurred in connection with the Action. The Action is still in its early stages and the Respondents have yet to file any response. The Company cannot project whether it will achieve a successful result in connection with the Action.

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

During the period January 1, 2012 through June 30, 2012, the Company issued 444,444 shares of Common Stock (valued at $10,000) to each of Steven Girgenti and Dr Oscar Bronsther in consideration for services provided to the Board of Directors, 277,780 shares of Common Stock (valued at $6,250) to each of Alvaro Pasual-Leone, Jason Barton and Jose Romano, and 138,890 shares of Common Stock (valued at $3,125) to Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

In April 2012 the Company issued 1,333,333 shares of Common Stock (valued at $30,000) to Brunella Jacs, LLC in respect of consultancy services provided the Company.

In June 2012, following the exercise of the Company's option to repurchase shares of Common Stock from Greenbridge Capital Partners, IV, LLC, a total of 10,333,333 shares were repurchased into Treasury Stock at $1,033.33.

During the period January 1, 2012 through June 2012, the Company issued a total of 39,999,996 shares of Common Stock in respect of conversion of Series C Preferred Stock.

During the period May 1, 2012 through June 2012, the Company issued a total of $5,333,333 shares of Common Stock at $0.0225 for a total consideration of $120,000 to three investors.

During July 2012, the Company issued 222,222 shares of Common Stock (valued at $5,000)

to Steven Girgenti in consideration for services provided to the Board of Directors.

During July 2012, the Company issued 2,222,222 shares of Common Stock at $0.0225 for a total consideration of $50,000 to one investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

Subsequent events

The Company evaluated subsequent events through the date of this Report and reports the following as events occurring following June 30, 2012:

Share Issuance

During July 2012, the Company issued 222,222 shares of Common Stock (valued at $5,000)

to Steven Girgenti in consideration for services provided to the Board of Directors.

During July 2012, the Company issued 2,222,222 shares of Common Stock at $0.0225 for a total consideration of $50,000 to one investor.

Loan from Fountainhead

During July 2012, the Company issued unsecured, subordinated loan notes to Fountainhead for a total of $100,000. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% are are due on demand or by July 9, 2013.

Legal Action against GreenBridge Capital Partners, IV, LLC and Partizipant, LLC

On July 20, 2012, the Company filed Action #13 148 01633 12 with the American Arbitration Association entitled Vycor Medical, Inc. (Claimant) against Greenbridge Capital Partners IV, LLC, Partizipant, LLC, and Joseph D. Kowal (Respondents) (the "Action"). The Action is based on breach of contract and fraud and seeks recovery of 5,166,667 shares of Company Common Stock previously issued to Greenbridge Capital Partners IV, LLC and recovery of at least $357,000 paid to Partizipant, LLC (including amounts paid to third parties at Partizipant's direction), together with recovery of fees, costs and expenses incurred in connection with the Action. The Action is still in its early stages and the Respondents have yet to file any response. The Company cannot project whether it will achieve a successful result in connection with the Action.

ITEM 6. EXHIBITS
Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
32.1	Certification of CEO under 18 U.S.C. Section 1350
32.2	Certification of CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2012.

VYCOR MEDICAL, INC.

By:	/s/ David M. Cantor
David M. Cantor
President and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)