Form 10-Q
period 2012-09-30
VYCOR MEDICAL INC
filed 2012-11-14
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 September 30, 2012

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

There were 845,027,675 shares outstanding of registrant's common stock, par value $0.0001 per share, as of November 9, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS

Current Assets
Cash	$263,656	$950,841
Accounts receivable, net	140,796	313,679
Inventory	322,032	184,070
Prepaid expenses and other current assets	225,456	881,005
Total Current Assets	951,940	2,329,595

Fixed assets, net	881,706	671,291

Intangible and Other assets:
Trademarks	251,157	130,000
Patents, net of accumulated amortization	548,431	379,579
Website, net of accumulated amortization	3,305	4,906
Security deposits	56,269	56,269
Total Intangible and Other assets	859,162	570,754

TOTAL ASSETS	$2,692,808	$3,571,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$307,066	$176,181
Accrued interest	155,982	56,993
Accrued liabilities	1,095,924	754,895
Other current liabilities	238,006	72,122
Notes payable - current	2,068,598	1,636,125
TOTAL CURRENT AND TOTAL LIABILITIES	3,865,576	2,696,316

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 44.8 and 62.8 issued and outstanding as at September 30, 2012 and December 31, 2011 respectively	$1	$1
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 852,638,783 and 807,205,445 shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively	85,264	80,721
Additional Paid-in Capital	12,755,160	12,432,114
Treasury Stock, 10,333,333 common shares, at cost	(1,033)	-
Accumulated Deficit	(14,034,977)	(11,661,704)
Accumulated Other Comprehensive Income	22,817	24,192

Total Stockholders' Equity (Deficit)	(1,172,768)	875,324
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,692,808	$3,571,640

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Operation
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenue	$220,121	$231,278	$918,108	$518,731

Cost of Goods Sold	25,374	36,298	145,044	93,863

Gross Profit	194,747	194,980	773,064	424,868

Operating expenses:
Research and development	33,650	33,624	104,197	94,960
Depreciation and Amortization	84,771	53,628	248,937	155,381
General and administrative	838,705	1,218,140	2,733,085	4,002,430
Negative Goodwill on Acquisition of Subsidiary	-	-	(66,394)	-
Costs related to Acquisition of Subsidiary	-	-	18,285	-

Total Operating expenses	957,126	1,305,392	3,038,110	4,252,771

Operating loss	(762,379)	(1,110,412)	(2,265,046)	(3,827,903)

Other income (expense)
Other income (expense)	5,771	(6,406)	(9,449)	3,661
Interest expense	(35,501)	(32,276)	(98,779)	(95,810)
Total Other expense	(29,730)	(38,682)	(108,228)	(92,149)

Net Loss	$(792,109)	$(1,149,094)	$(2,373,274)	$(3,920,052)

Loss Per Share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	849,332,018	802,577,945	843,866,455	770,330,972

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,373,274)	$(3,920,052)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	79,464	46,052
Depreciation of fixed assets	185,998	121,605
Share based compensation	235,963	1,576,176

Shares based interest expense	-	4,884

Net loss as adjusted for non-cash items	(1,871,849)	(2,171,335)

Changes in assets and liabilities:
Accounts receivable	172,799	(37,069)
Inventory	(137,988)	(65,697)
Prepaid expenses	218,497	(542,855)
Security deposit	-	3,311
Accounts payable	130,910	126,932
Accrued interest	98,989	(10,816)
Accrued liabilities	331,958	249,861
Other current liabilities	808	8,540

Cash used in operating activities	(1,055,876)	(2,439,128)
Cash flows used in investing activities:
Purchase of fixed assets	(20,215)	(22,872)
Purchase of website	-	(3,360)
Acquisition of subsidiary, net of cash acquired	(153,641)	-
Acquisition of patents	(56,291)	(56,435)
Cash used in investing activities	(230,147)	(82,667)
Cash flows from financing activities:
Net proceeds from issuance of Common stock	170,000	889,000
Net proceeds from issuance of Series B preferred	-	3,068,200
Purchase of Treasury Stock	(1,033)	-
Net proceeds from issuance of Notes Payable	467,194	530,304
Repayment of Notes Payable	(34,666)	(272,400)
Cash provided by financing activities	601,495	4,215,104
Effect of exchange rate changes on cash	(2,657)	13,441
Net increase (decrease) in cash	(687,185)	1,706,750
Cash at beginning of period	950,841	127,081
Cash at end of period	$263,656	$1,833,831

Supplemental Disclosures of Cash Flow information:
Interest paid:	$197	$1,550
Taxes paid	$-	$-
Non-Cash Transactions:
Warrants, options and common stock issued for acquisition of subsidiary	$287,000	$41,190
Deferred consideration payable	$161,640	$-
Common stock issued for preferred share conversion	$900,000	$-

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of Vycor Medical, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 30, 2011 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2011.

The condensed consolidated financial statements for the three and nine months ended September 30, 2012 and September 30, 2011, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition and results of operations. The results of operations for the three and nine months ended September 30, 2012 and September 30, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

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

3.   GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $2,373,274 for the nine months ended September 30, 2012, and the Company expects to continue to incur substantial additional losses in the future, including significant development, marketing, manufacturing and distribution costs. The Company has generated negative cash flows from operations since inception. As of September 30, 2012 the Company had a stockholders' deficit of $1,172,768 and cash and cash equivalents of $263,656. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The assets of Sight Science were entered into the Company's consolidated accounts on the basis of this valuation As a result, the Company generated negative goodwill on acquisition of $66,394 which has been taken to the Consolidated Statement of Operations for the nine months ended September 30, 2012.

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

Principles of Consolidation

Assuming the acquisition discussed above had occurred on January 1, 2011, for the nine months ended September 30, 2011, pro forma revenues, net loss and net loss per share for the Company would have been $573,756, $(3,964,279) and $(0.01), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Deferred Consideration

As stated above, £100,000 of the cash consideration is deferred until January 4, 2013. This is recorded in Other Current Liabilities and at September 30, 2012 amounted to $161,640.

5.   ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Vycor Medical, Inc., and its wholly-owned subsidiaries, NovaVision, Inc. (a Delaware corporation), NovaVision GmbH (a German corporation) and Sight Science Limited (a UK corporation), both wholly owned subsidiaries of NovaVision, Inc. NovaVision GmbH was converted from an AG on July 4, 2012. The Company is headquartered in Boca Raton, FL. The operations of Sight Science have been consolidated since

January 4, 2012 the date of the completion of he acquisition of all the shares of Sight Science. All material inter-company accounts, transactions, and profits have been eliminated in consolidation.

Research and Development

The Company expenses all research and development costs as incurred. For the nine months ended September 30, 2012 and 2011 the amounts charged to research and development expenses were $104,197 and $94,960, respectively.

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company's software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc. on November 30, 2010 and $363,472 as part of the acquisition of the assets of Sight Science Limited on January 4, 2012. For the nine months ended September 30, 2012 and 2011 there was no capitalization of software development costs.

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

The Company has no items that are subject to these standards as of September 30, 2012.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	September 30,	September 30,
	2012	2011
Stock options outstanding	833,333	833,333
Warrants to purchase common stock	262,475,961	264,564,530
Debentures convertible into common stock	55,308,960	55,308,960
Preferred shares convertible into common stock	99,555,549	141,777,768
Total	418,173,803	462,484,591

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

6.   NOTES PAYABLE

As of September 30, 2012 and December 31, 2011 Notes Payable consists of:

	September 30, 2012	December 31, 2011
On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management ("Fountainhead"), the beneficial owner of more than 50% of the Company's common stock. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $0.0125 per share, subject to adjustment and does not require bifurcation. These debentures were originally due August 31, 2010 and the due date has been extended over time to March 31, 2013.	441,362	441,362

On September 30, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $0.0175 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, however the due date for satisfaction was extended on June 6, 2011 to December 31, 2012 and in November 2012 to March 31, 2013.	175,000	175,000

	September 30, 2012	December 31, 2011
On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The debentures were originally due August 31, 2011, however the due date for satisfaction was extended on June 6, 2011 to December 31, 2012 and in November 2012 to March 31, 2013.	400,000	400,000

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is due on December 31, 2012, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $0.019 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. On June 6, 2011 the due date for satisfaction was extended to December 31, 2012 and in November 2012 to March 31, 2013.	300,000	300,000

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. ("EuroAmerican"). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.03 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company at the conversion price of $0.03 per share, subject to adjustment and does not require bifurcation. On October 25, 2011 the due date for this note was further extended to December 10, 2011, on March 27, 2011 the due date was further extended to June 30, 2012, in July 2012 the due date was further extended to September 30, 2012, and in November 2012 the due date was extended to December 31, 2012	300,000	300,000

In July, August and September 2012 the Company issued short term, unsecured notes payable to Fountainhead in the amount of $100,000, $62,500 and $52,000, respectively. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	214,500	-

In August and September 2012 the Company issued short term, unsecured notes payable to Peter Zachariou in the amount of $15,000 and $63,550, respectively. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	78,550	-

In August and September 2012 the Company issued short term, unsecured notes payable to Craig Kirsch in the amount of $15,000 and $63,550, respectively. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	78,550	-

In September 2012 the Company issued short term, unsecured notes payable to Osbaldo Trading Limited in the amount of $42,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	42,900	-

	September 30, 2012	December 31, 2011
Unsecured, non-interest bearing loan from the chief executive of NovaVision AG, advanced a total of €8,250 to NovaVision AG, repayable in monthly installments. As of June 30, 2012 the loan had been repaid in full and December 31, 2011 the remaining balance was €8,250.	-	10,660

Insurance policy finance agreements	37,736	9,103

Total Notes Payable:	$2,068,598	$1,636,125

The following is a schedule of future minimum loan payments:

Twelve months ending September 30,	Amount
2013	2,068,598
Total	$2,068,598

As of September 30, 2012, $1,316,362 of Company's notes payable are secured by a first security interest in all of the assets of the Company. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of each of the convertible debt instruments set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Vycor Medical	$118,385	$66,510	$578,405	$248,591
NovaVision	101,736	164,768	339,703	270,140
Total Revenue	$220,121	$231,278	$918,108	$518,731
Gross Profit:
Vycor Medical	$109,058	$49,010	$487,853	$202,624
NovaVision	85,689	145,970	285,211	222,244
Total Gross Profit	$194,747	$194,980	$773,064	$424,868

	September 30, 2012	December 31, 2011
Total Assets:
Vycor Medical	$1,076,266	$2,068,084
NovaVision	1,616,542	1,503,556
Total Assets	$2,692,808	$3,571,640

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Sight Science is consolidated as part of Europe from January 4, 2012, the date of the completion of the acquisition. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
United States	$156,785	$181,137	$724,635	$390,339
Europe	63,336	50,141	193,473	128,392
Total Revenue	$220,121	$231,278	$918,108	$518,731

	Three Months Ended September 30,		Nine Months Ended September 30,,
	2012	2011	2012	2011
Gross Profit:
United States	$141.075	$155,277	$604,839	$328,934
Europe	53,672	39,703	168,225	95,934
Total Gross Profit	$194,747	$194,980	$773,064	$424,868

	September 30, 2012	December 31, 2011
Total Assets:
United States	$2,598,351	$3,470,993
Europe	94,457	100,647
Total Assets	$2,692,808	$3,571,640

8.  PROPERTY AND EQUIPMENT

As of September 30, 2012 and December 31, 2011, Property and Equipment and the estimated lives used in the computation of depreciation are as follows:

	Estimated Useful Lives	September 30, 2012	December 31, 2011

Machinery and equipment	3 years	$121,132	$106,368
Leasehold Improvements	5 years	6,206	-
Purchased Software	3 years	17,833	15,607
Molds and Tooling	5 years	234,230	234,230
Furniture and fixtures	7 years	21,039	21,130
Therapy Devices	3 years	68,180	59,065
Internally Developed Software	5 years	922,677	559,304
		1,391,297	995,704

Less: Accumulated depreciation and amortization		(509,591)	(324,413)

Property and Equipment, net		$881,706	$671,291

Depreciation expense for the nine month periods ended September 30, 2012 and 2011 was $185,998 and $121,605 respectively, including $16,525 and $12,276 respectively for Therapy Devices which is allocated to Cost of Sales.

9.   INTANGIBLE ASSETS

As of September 30, 2012 and December 31, 2011, Intangible Assets consists of:

	September 30,	December 31,
	2012	2011
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$728,621	$492,147
Accumulated Amortization	(180,190)	(112,568)
	$548,431	$379,579

Intangible assets not subject to amortization
Trademarks	$251,157	$130,000

Amortization expense for the nine month periods ended September 30, 2012 and 2011 was $79,464 and $46,052, respectively.

10.   EQUITY

Certain Equity Transactions

On January 4, 2012, an aggregate of 14,350,000 restricted shares of the Company were issued to Prof. Sahraie and the University of Aberdeen, relating to the acquisition of all of the shares of Sight Science, Ltd. ("Sight Science") by NovaVision.

During the period from January 1, 2012 through September 30, 2012, the Company issued 666,666 shares of Common Stock (valued at $15,000) to each of Steven Girgenti and Dr Oscar Bronsther in consideration for services provided to the Board of Directors, 416,670 shares of Common Stock (valued at $9.375) to each of Alvaro Pasual-Leone, Jason Barton and Jose Romano, and 277,780 shares of Common Stock (valued at $6,250) to Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

In April 2012 the Company issued 1,333,333 shares of Common Stock (valued at $30,000) to Brunella Jacs, LLC in respect of consultancy services provided the Company.

In June 2012, following the exercise of the Company's option to repurchase shares of Common Stock from Greenbridge Capital Partners, IV, LLC, a total of 10,333,333 shares were repurchased into Treasury Stock at $1,033.33.

In August, 2012, 20,666,667 shares of Common Stock previously issued to Mr. Jerrald Ginder under the terms of Consulting Agreement were returned to the Company in consideration of a full settlement of performance and amounts due under the Consulting Agreement; the shares were retired.

During the period from January 1, 2012 through September 2012, the Company issued a total of 39,999,996 shares of Common Stock in respect of conversion of Series C Preferred Stock.

During the period from May 1, 2012 through September 2012, the Company issued a total of 7,555,555 shares of Common Stock at $0.0225 for a total consideration of $170,000 to four investors.

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

Stock Option Plan

The Company adopted the Vycor Medical, Inc. Employee, Director, and Consultant Stock Plan (the "Plan") as of February 13, 2008. The Plan provides for both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company.   The board of directors establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code.  Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date.  The options granted to participants owning more than 10% of the Company's outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date.  The options expire on the date determined by the board of directors, but may not extend mare than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company's outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over three years.  The vesting Period for non-employees is determined based on the services being provided. The maximum number of shares of stock which may be delivered under the plan shall automatically increase by a number sufficient to cause the number of shares covered by the plan to equal 10% of the total number of shares of stock then outstanding on a fully diluted basis.

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the nine-month periods ended September 30, 2012 and 2011.

Initial grants of options to purchase 500,000 shares were issued under the Plan on February 13, 2008 to each of Kenneth T. Coviello, the Company's Chief Executive Officer and Heather N. Vinas, the Company's President at an exercise price of $0.135 per share.  The options vested 33-1/3% on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas' resignation as President of the Company in May 2010, 166,667 unvested options were cancelled. For the nine months ended September 30, 2012 and 2011, the Company recognized share-based compensation of $0 and $0, respectively.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of September 30, 2012 there were no awards of any stock appreciation rights.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2010	116,604,776	$0.019
Granted	148,176,421	0.025
Exercised	(402,965)	0.001
Cancelled or expired	(2,281,311)	0.163
Outstanding at December 31, 2011	262,096,921	$0.021
Granted	700,000	0.03
Exercised	-	-
Cancelled or expired	(320,960)	0.24
Outstanding at September 30, 2012	262,475,961	$0.020

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2010	833,333	$0.14
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2011	833,333	$0.14
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2012	833,333	$0.14

As of September 30, 2012, the weighted-average remaining contractual life of outstanding warrants and options is 2.19 and 5.38 years, respectively.

Non-Employee Stock Compensation

Under the terms of a consulting agreement dated February 2010, the Company issued fully vested warrants to Fountainhead to purchase up to 39,063,670 shares of the Company's common stock at $0.0125 per share. The warrants are valid from February 10, 2010 for a period of five years. The fair value of these warrants was estimated using the Black-Scholes option pricing model and was amortized over the two-year life of the consultancy agreement, to February 2012. For the nine months ended September 30, 2012, $20,397 was recognized as share-based compensation in connection with this agreement.

During the nine months ended September 30, 2012, the Company issued an aggregate of 666,666 shares of common stock, valued at $15,000, to each of Steven Girgenti and Oscar Bronsther for services rendered to the board of directors. For the nine months ended September 30, 2012, a total of $30,000 was recognized as share-based compensation for the issuance of these shares.

During the nine months ended September 30, 2012, the Company issued an aggregate of 416,670 shares of common stock, valued at $9,375, to each of Alvaro Pascual-Leone, Jason Barton and Jose Romano and 277,780 shares of Common Stock, valued at $6,250, to Josef Zihl for services rendered to the Scientific Advisory Board of NovaVision. For the nine months ended September 30, 2012, an aggregate of $34,375 was recognized as share-based compensation for the issuance of these shares.

Under the terms of a one-year consultancy agreement with Mr. Jerrald Ginder dated March 2011, as amended June 2011, the company issued an aggregate of 20,666,667 restricted shares of common stock of the Company. The stock was valued by the Company at $420,000 and was amortized over the life of the agreement as share-based compensation expense. For nine months ended September 30, 2012, aggregate compensation recognized in respect of the Consulting Agreement, as amended, was $109,570. The consultancy was fully expensed as of March 31, 2012. This Agreement is further discussed in Note 14.

In June 2011, the Company entered into a one-year Consulting Agreement with GreenBridge Capital Partners, IV, LLC, to provide consulting and advisory services to the Company. Under the terms of this agreement, GreenBridge was to receive up to 15,500,000 shares of the Company's common stock. The stock was valued by the Company at $348,750 and was amortized over the life of the agreement as share-based compensation expense, in accordance with the performance under that agreement. As further discussed in Note 14, in May 2012 the Company exercised its option to repurchase 10,333,333 shares. Accordingly, a total of $116,250 was recognised as expense under this agreement. As at December 31, 2011, $113,344 had been recognized and for the nine months ended September 30, 2012, $2,906 was recognized as share-based compensation in connection with this agreement.

In April 2012 the Company entered into a consultancy agreement with Brunella Jacs, LLC for certain corporate and strategic advisory services. Under the terms of the agreement, Brunella Jacs was issued 1,333,333 shares of Common Stock, valued at $30,000. For nine months ended September 30, 2012, aggregate compensation recognized in respect of this agreement was $30,000.

On May 14, 2012, the Company entered into a three-month Consulting Agreement with OneSource Advisors, LLC to provide consulting and advisory services to the Company, which was amended on August 31, 2012. Under the terms of the Consulting Agreement, on September 30, 2012 OneSource received warrants to purchase up to 700,000 of the Company's Common Stock for a period of three years from May 14, 2012 at a price of $0.03 per share. The fair value of these warrants was estimated at $8,708 using the Black-Scholes model and the full value was recognized immediately

Aggregate stock-based compensation expense charged to operations on employee options and on stock and warrants granted to the above non-employees for the nine months ended September 30, 2012 is $235,956. As of September 30, 2012, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for options and warrants expensed in the three months ended September, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
Risk-free interest rates	0.31-2.39%	0.42-1.60%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	96-99%	96-99%
Vycor Common Stock fair value	$0.0125-$0.0225	$0.0125-$0.03

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

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at September 30, 2012 and December 31, 2011. The Company's gross deferred tax assets and valuation allowance at September 30, 2012 and December 31, 2011are as follows:

	September 30, 2012	December 31, 2011
Gross deferred tax assets	2,600,000	2,100,000
Valuation allowance	(2,600,000)	(2,100,000)
Net deferred tax asset	—	—

As of September 30, 2012 and December 31, 2011, the Company has U.S. federal net operating loss carryforwards of approximately $7,600,000 and $6,000,000, respectively.  The federal net operating loss carryforwards expire in the tax years 2027 through 2031.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carryforwards and research and development credits may be subject to the above limitations.

At September 30, 2012 and December 31, 2011, the Company has available for carryforward German net operating losses of approximately $450,000 and $290,000 respectively, to be applied against future German taxable income which may be subject to certain restrictions and limitations. Such carryforwards are subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH's ownership.

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

Potential German tax liability and connected professional fees

In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the period ended September 30, 2012.

Related to the above tax situation, the Company has incurred advisory fees. The Company believes it also has a strong claim against certain professional advisors for a recovery of the full amount of the fees, however such recovery may be limited to a statutory minimum. Accordingly the Company has made a provision in the period ended September 30, 2012 for the full amount of these fees, being approximately €37,000 ($48,000).

Potential Patent Infringement

The Company is aware that potential competitors are developing products similar to VBAS for sale in foreign markets.  If those products come to market, Vycor has the option to take action to enforce its patent rights.  As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims.

Limited Product Recall

During the three months ended September 30, 2012 the Company initiated a product recall relating to two specific batches of two sizes of its VBAS product. The recall relates to defects in the post-manufacturing inspection process in the manufacturing of these two batches. Vycor has been working with the relevant contract manufacturer to resolve any manufacturing or inspection issues and has been handling the recall in dialogue with the US Food and Drug Administration (“FDA”). Vycor has made limited shipments of units from these batches and all previously shipped units have been recalled or have passed re-inspection procedures carried out by Vycor or certain of Vycor’s international distributors.

Vycor is not able to determine whether there will be any financial impact on the Company as a result of this inspection. However, any replacement of defective units should be covered by manufacturer’s warranty and at this time the Company does not believe there are additional costs of sufficient materiality to make a reserve provision in the financial statements for the period ending September 30, 2012. During the recall period and until the post-recall procedures are completed, however, Vycor is constrained in its shipments of these sizes and this may defer or reduce sales volumes.

14. CONSULTING AND OTHER AGREEMENTS

The Company has entered into no new consulting or other agreements during the three months ended September 30, 2012. The following agreements remained in force during the period:

Consulting Agreement with Fountainhead Capital Management Limited ("Fountainhead")

In February 2010 the Company entered into a Consulting Agreement with Fountainhead, which was the subject of a Supplement Agreement in May, 2011 to recognize Fountainhead's expanded responsibilities as a result of the acquisition by the Company of the assets of NovaVision, Inc. Under the terms of the Agreement and Supplement, the Company will pay to Fountainhead a monthly retainer of $37,500 ($8,500 under the Original Agreement and $29,000 under the Supplement). This monthly retainer shall be accrued and paid out to Fountainhead at the option of Fountainhead as follows: (i) in Vycor stock at any time at $0.0125 per share for the Original Agreement and $0.0225 per share for the Supplement; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof at any time after June 30, 2011. Notwithstanding, Fountainhead has the option to receive up to $5,000 of monthly retainer in cash each month, commencing April 1, 2011. The term of the Consulting Agreement is to May 5, 2013.

Consulting Agreement with Jerrald Ginder

In March 2011, as amended June 2011, the Company entered into a one-year consultancy agreement with Mr. Jerrald Ginder, a sales executive of Stryker Corporation, effective April 1, 2011. Under the terms of the agreement Mr. Ginder received 20,666,667 restricted shares of common stock of the Company. The stock was valued by the Company at $420,000 and was amortized over the life of the agreement ending March 30, 2012 as share-based compensation expense.

On August 7, 2012, the Company and Mr. Ginder reached a Settlement and Mutual General Release Agreement relative to the Consulting Agreement whereby it was acknowledged by all parties that the Consulting Agreement expired as of April 1, 2012 and that Mr. Ginder would cause to be delivered to the Company 20,666,667 shares of Company Common Stock previously issued to Mr. Ginder in consideration of a full settlement of performance and amounts due under the Consulting Agreement and a mutual general release among the parties. As of September 12, 2012, these shares have been returned to the Company and retired.

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

As of June 30, 2012, the Company had exercised its option to repurchase 10,333,333 of the 15,500,000 shares for a total purchase price of $1,033.33. The Company also believes that it is entitled to the return of the remaining 5,166,667 shares because it contends that GreenBridge breached the Consulting Agreement and failed to deliver the services it was obligated to perform pursuant to the terms of the Consulting Agreement. The Company has filed an action relative to this matter with the American Arbitration Association alleging causes of action based upon breach of contract and fraud. This action is still in its early stages. At this time, the Company cannot project whether it will achieve a successful result in this action.

Agreement with Partizipant, LLC

On July 31, 2011, the Company entered into an Agreement (the "Agreement") with Partizipant, LLC, a Delaware limited liability company ("Partizipant"), to provide a broad range of investor relations and public relations services. Pursuant to the Agreement, the Company agreed to pay Partizipant a one-time payment of $300,000.

The Company believes that Partizipant has not adequately performed its services under the Agreement and that it is entitled to the return of a substantial portion of the amounts paid under the terms of the Agreement. The Company has filed an action relative to this matter with the American Arbitration Association alleging causes of action based upon breach of contract and fraud. This action is still in its early stages. At this time, the Company cannot project whether it will achieve a successful result in this action.

Consulting Agreement with OneSource Advisors, LLC.

On May 14, 2012, the Company entered into a three-month Consulting Agreement with OneSource Advisors, LLC to provide consulting and advisory services to the Company, which was amended on August 31, 2012. Under the terms of the Consulting Agreement, on September 30, 2012 OneSource received warrants to purchase up to 700,000 of the Company's Common Stock for a period of three years from May 14, 2012 at a price of $0.03 per share.

15. RELATED PARTY TRANSACTIONS

During July to September 2012, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $214,500; and to Peter Zachariou, a director of the Company, for a total of $78,550. The loan notes are subordinated to the Company's secured debentures, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

There were no other related party transactions during the nine months ended September 30, 2012 other than the payment or accrual of fees under the Fountainhead Consulting agreement described in 14 above.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q.

Share Issuance

During October 2012, the Company issued 222,222 shares of Common Stock (valued at $5,000) to Steven Girgenti in consideration for services provided to the Board of Directors, 138,890 shares of Common Stock (valued at $3,125) to each of Alvaro Pasual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board, and 2,222,222 on conversion of the Company's Preferred C Stock.

Option Agreement with Kenneth T. Coviello

On October 12, 2012 the Company entered into an Option Agreement with Kenneth T. Coviello, the Company's former Chief Executive Officer, to purchase up to 16,450,066 warrants to purchase Common Stock held by Mr. Coviello at $0.00583. On January 1, 2013 the Company shall have the right to an Option Exercise with respect to 4,112,517 Warrants. On the first day of each calendar month therafter, the Company shall have the right to an Option Exercise with respect to 1,370,839 Warrants per month, for a period of 9 months. The Company, in its sole discretion, may elect to cease its Option Exercises at any time.

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

Vycor Medical

Introduction

Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. Vycor Medical is ISO 13485:2003 compliant, has U.S. FDA 510(k) clearance for brain and spine surgeries, and CE Marking for Europe as well as applicable regulatory approvals in Australia, Canada, China, Japan and Russia for sale of its brain access system. Vycor Medical's first product, the ViewSite Brain Access System (VBAS), is a next generation access system that was fully commercialized in early 2010. The VBAS device is the first significant technological change to brain tissue retraction. The incumbent blade retractor technology has not changed materially in over 50 years in contrast to development in most other neuro-surgical technologies.

Vycor Medical has a current product pipeline aimed at enhancing ease of use and compatibility in the current VBAS range, and expanding the applicable procedures it addresses by expanding its VBAS range. A second potential product range is the Cervical Access System (VCAS), which requires further prototyping and market testing prior to a decision to commercialize. This product is designed to assist the surgeon in cervical surgeries, allowing the surgeon to gain access to the anterior cervical surgery site; the VCAS is covered by Vycor's 510(k) clearance.

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

The Market For Vycor Medical's VBAS Product

The market for Vycor Medical's VBAS product range is craniotomy procedures. Based on statistics from the American Association of Neurological Surgeons, an estimated 670,000 such procedures were performed in the US in 2010. Of this, management believe approximately 186,000 (28 percent) are addressable by the VBAS range currently, with another 121,000 (total of 307,000 or 46 percent) addressable by an expanded range. Management estimates, for the global market, there exists a current addressable market of 512,000 procedures with another 562,000 addressable by an expanded VBAS range.

Sales and Marketing

Domestic Sales Strategy

The VBAS sales strategy is focused on driving sales through leading neurosurgeons. In this regard, Vycor Medical has adopted a dual strategy of targeting both the neurosurgeons specializing in brain and the larger neurosurgical hospitals.

Vycor Medical sells to stocking regional distributors and direct to hospitals through independent representatives, all of whom have existing relationships with neurosurgeons to target hospitals and drive our sales.

International Sales

Vycor Medical's strategy is to target those countries or regions internationally where it has patent protection and either has or can obtain regulatory approval. Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. In Europe, the Company has agreements with distributors for Spain, Italy, Belgium, Scandinavia, Switzerland and the U.K. who are all focused in neurosurgery. Vycor also has required regulatory approvals in Australia, Canada, China, Japan and Russia with distribution agreements in place or being put into place.

VBAS Market and the Hospital Adoption Process

The market for VBAS in the US is relatively concentrated. Teaching hospitals not only carry out more relevant procedures but also provide a natural way to drive adoption through the conversion of new surgeons. We focus our efforts initially on surgeons as the principle proponent within the hospital. Vycor has found that the learning curve is only 1-2 cases for surgeons, who like the simplicity of design and ease of use after trialing the product. However, Hospital Administration is required to approve the purchase of a new product and sometimes even a trial or evaluation product and this is one of the key barriers to the speed of adoption.

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

Peer Review and Other Clinical Studies

The publication of clinical papers in neurosurgery journals by surgeon-users of VBAS regarding their experiences with the products (peer review papers), and the publication of other clinical data, is important for the Company as it continues to evidence the clinical superiority of VBAS. During 2011 the following papers were published:

•	"Usage of a Minimally Invasive Tubular Retraction System for Deep-Seated Tumors in Pediatric Patients" in Journal of Neurosurgery in May 2011: Pediatrics. Co-authors Pablo Recinos, M.D., of the Cleveland Clinic and George Jallo, M.D., of Johns Hopkins University conclude that while access to deep-seated, intra-axial tumors is challenging, the ViewSite™ tubular retractor and frameless neuro navigation facilitated the surgical approach and the combination of these technologies adds to the surgeon's armamentarium to safely approach tumors in deep locations.

•	"Vycor Viewsite TC: Endoscope-guided Intraparenchimal Brain Tumor Resection," by Daniel Prevedello, M.D., Director of the Minimally Invasive Cranial Surgery Program at the Ohio State University. Dr Prevedello reported on a case with a patient taking Avastin®, which delays surgical wound healing. He said the Viewsite TC was essential to the surgery; otherwise, no procedure could have been performed on the patient.

•	"Minimally Invasive Trans-Portal Resection of Deep Intracranial Lesions" in Minimally Invasive Neurosurgery, February 2011 a Johns Hopkins University paper by lead author A. Quinones Hinojosa. The authors reported a case series of 9 adult and pediatric patients with a variety of pathologies, including colloid cyst, DNET, papillary pineal tumor, anaplastic astrocytoma, toxoplasmosis and lymphoma. The locations of the lesions approached included: lateral ventricle, basal ganglia, pulvinar/posterior thalamus and insular cortex. Post-operative imaging was assessed to determine extent of resection and extent of white matter damage along the surgical trajectory. Satisfactory resection or biopsy was obtained in all patients. "VBAS lends itself well to minimally invasive microsurgical approaches and can be used in combination with modern navigational systems. The use of navigation permits not only the creation of a smaller craniotomy but also facilitates the creation of a trajectory that provides efficient and safe means for splitting white fiber tracts," said the authors.

Manufacturing

Vycor Medical has executed agreements with Lacey Manufacturing Company of Bridgeport, Connecticut ("Lacey") and C&J Industries, Meadville PA ("C&J") to provide a full range of engineering, contract manufacturing and logistical support for our products.

Lacey and C&J are recognized leaders in the medical contract manufacturing sector, providing vertically integrated full services. They are U.S. Food and Drug Administration registered and meet ISO standards and certifications. Lacey and C&J each manufacture 6 of the VBAS 12 different sizes.

Competition

Competitive manufacturers of brain retractors include Cardinal Health (V. Mueller line), Aesculap, Integra Life Science and Codman (Division of Johnson & Johnson).

Cervical Access System competitors include Medtronic, Asculap/B. Braun, Cardinal and Nuvasive, Cloward Instruments, as well as the standard "blade retractors" distributed by the aforementioned companies. In addition companies such as Endius and EBI have announced cervical retractor systems.

Intellectual Property

Patent Applications

Vycor Medical has the following issued patents:

•	Russia (2009124446) - Surgical Access Instruments for use with Delicate Tissues (Brain)
•	China (200680056889.9) - Surgical Access Instruments for use with Delicate Tissues (Brain)

Additionally, Vycor has 14 patents pending for its Brain and Spine technology and products in: the U.S. (4), Canada (2), Europe (2), India (2), Japan (2), and Hong Kong (2).

Trademarks

VYCOR MEDICAL is a registered trademark and VIEWSITE is a common law trademark.

NovaVision, Inc.

Introduction

NovaVision develops and markets a non-invasive, computer-based light stimulation therapy called Vision Restoration Therapy (VRT) and through its recently acquired subsidiary, Sight Science, Neuro-Eye Therapy (NeET). Both therapies are aimed at those suffering from a permanent vision visual field deficit, which reduces mobility and other activities of daily living, resulting from neurological trauma such as stroke and traumatic brain injury.

NovaVision operates in the US through our wholly-owned subsidiary, NovaVision, Inc., in Germany through our wholly-owned subsidiary, NovaVision GmbH. and in the UK through our wholly-owned subsidiary, Sight Science.

VRT is based on NovaVision's platform technology which management believes induces neuroplasticity, the brain's natural ability to compensate for damaged neural connections that cause vision loss. Before VRT, such patients were informed that their vision loss would likely be permanent and they were prescribed therapy or aids to merely compensate for their lost vision.

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

The Market For NovaVision's Therapies

The market for NovaVision's therapies comprises those suffering from vision loss resulting from neurological trauma such as stroke and traumatic brain injury (TBI). The U.S. Centers for Disease Control (CDC) estimates there are 8 million Americans who have previously had a stroke incident, with 795,000 additional cases occurring annually. Additionally, approximately 3.2 million Americans live with long term deficits resulting from a traumatic brain injury (TBI). Based on published reports of industry specialists, A. Pambakian and C. Kennard, it is estimated that approximately 16% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. NovaVision's target market is this subset of patients who have suffered a visual field deficit. Management estimates that NovaVision's addressable target market is approximately 1.2 million people in the US, approximately 1.7 million people in Europe and approximately 6.6 million people throughout the rest of the world.

Competition

NovaVision provides restitution therapies for those suffering neurologically-induced vision loss, other therapies being substitution (optical aids such as prisms, which NovaVision does not really consider as competition) and compensation or adaption (eye movement training). Within compensation and adaption, competitors include RevitalVision, PositScience and NVT Systems. In restitution competition has been reduced through NovaVision's acquisition of Sight Science and really only leaves two small companies, Teltra and Visiontrainer.

Platform Technology

The management of NovaVision believes that the underlying basis for the visual field recovery it has witnessed, and the functional outcome improvements it has noted with its patients, is largely due to neuroplasticity of the visual field which is the brain's ability to remap or repair itself in response to a pre-programmed and deliberate stimulation. Neuroplasticity has been discussed over the last 20 years or so and, as far back as 1990, Charles D. Gilbert and Torsten N Wiesel talked about the cortex not having a fixed functional architecture. The platform technology is comprised of proprietary algorithms that generate patient-specific therapies enabling NovaVision's products to be used as both diagnostic and therapeutic tools. The platform technology generates light-based, or photic, stimulus programs consisting of a fixation point on a display screen. As the patient focuses on this fixation point, a series of photic stimuli are delivered on the screen that are specific to the patient's neurological requirements, and relayed directly to the brain using the eye as a conduit.

Management believes that it is these programmed light sequences that stimulate the border zone between the "seeing" and "blind" visual fields which induces neuroplasticity. While neuroplasticity for explaining VRT has never been conclusively demonstrated, a 2007 study by Randold S. Marshall, using MRI did demonstrate that VRT results in increased neural activity in the visual cortex. Irrespective of mechanism, patient studies point to significantly improved functional outcomes for patients who have done VRT treatment. This improvement manifests itself in greater confidence to move around and, according to data published by G. Westheimer, an average shift of 4.9 degrees in the border between seeing and blind visual fields. The visual field is the portion of space surrounding an individual which is visible at any given time by that individual while their gaze is held stationary. To humans, the central 10° of visual field holds the greatest functional importance for focal and cognitive tasks.

Clinical Data Relating to VRT

NovaVision has accumulated significant amounts of clinical data as a result of company-sponsored trials as well as studies conducted by independent third parties.

•	Studies have indicated that 88% of patients experience an improvement in at least one of their daily life activities (Mueller I, Poggel DA, Kenkel S, Kasten E, Sabel BA (2003)).
•	75% of patients experience an improvement in their mobility, which is regarded as one of the most important functional tasks (Mueller I, Poggel DA, Kenkel S, Kasten E, Sabel BA (2003)).
•	Approximately 70% of patients experience positive outcome reflected by an increase in their visual field and studies have indicated an average increase of 4.9 degrees (Mueller I, Mast H, Sabel BA (2007)).
•	Elapsed time since injury does not seem to impact VRT and NeET therapies success. Therefore, a massive historical backlog of patients can potentially be treated (Romano JG, Schulz P, Kenkel S, Todd DP (2008)).
•	Improvements are permanent and do not appear to be age or gender dependent.
•	Age at the onset of the injury is not a critical factor, allowing access to the therapy by both young and older adults with brain injuries (Romano JG, Schulz P, Kenkel S, Todd DP (2008)).

Head Mounted Perimeter Device Utilizing NovaVision's Platform Technology

Management is also looking to further develop its product range leveraging its existing technology platform. To this end it has launched a second generation of portable visual field screening device called head mounted perimeter (HMP). The Company has registration to sell the HMP in the US as a Class 1 device as a screening tool for physicians.

Regulatory Matters

In the U.S., NovaVision's products are regulated by the FDA as Class U medical devices subject to 510(k) clearances, and in Europe NovaVision has CE Marking for VRT as a Class I device. NovaVision received its 510(k) clearance for VRT specific to Stroke and TBI indications in 2003.

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 30 granted and 15 pending patents (including Sight Science).

NovaVision's 30 granted patents are in the U.S. (12), Canada (2), Europe (8), Australia (1), China (2), Hong Kong (1), Singapore (1), India (1) and Japan (2).

NovaVision's 15 pending patents are in the U.S. and Canada (6), Europe (5), Australia (2), and Japan (2).

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

Acquisition of Sight Science, Ltd.

In January 2012 NovaVision acquired Sight Science, Ltd. ("Sight Science"). Sight Science, which was established in 2009 based on the research of Professor Arash Sahraie at the University of Aberdeen, provides an interactive computer-based therapy called Neuro-Eye Therapy ("NeET"), which patients administer at home. To date, over 100 patients have utilized NeET. Sight Science has 5 patents granted in the UK, France, Germany, Switzerland and Singapore and 2 patents pending in the U.S. and Canada, all of which are included under the NovaVision Patents section above. Prof. Sahraie has conducted extensive research on blindsight and residual visual processing after brain injury, and is highly regarded in the field.

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

Vycor Medical has the following certification/licensing:

•Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

•EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

•ISO 13485.2003

•HPB Licensing for Canada

Continuing Regulatory Requirements

Vycor Medical’s products have been classified as Class II products by the FDA and cleared for marketing through the 510(k) process. NovaVision’s VRT product has been cleared as a Class U product through the 510(k) while its HMP is registered as an exempt Class 1 device.

After a device is placed on the market, numerous regulatory requirements apply. These include:

•quality system regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements, and failure to respond to requested corrective actions on an ongoing basis, can result in enforcement action by the FDA.

Medical device laws are also in effect in many of the countries outside of the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective, and all medical devices must meet the Medical Device Directive standards and receive CE mark certification. CE mark certification involves a comprehensive Quality System program, and submission of data on a product to the Notified Body in Europe.

Vycor Medical has obtained the CE marking approval to allow for distribution of its VBAS products in Europe and has received our HPB licensing approval for distribution in Canada. NovaVison’s VRT has CE mark registration as a Class 1 device in Europe. HMP does not have European regulatory clearance at this time.

Employees

We currently have 15 full-time employees.

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

Revenue and Gross Margin:

	2012	2011	% Change
Revenue:
Vycor Medical	$118,384	$66,510	78%
NovaVision	101,736	164,768	(38)%
Total Revenue	$220,121	$231,278	(5)%

Gross Profit
Vycor Medical	$109,057	$49,010	123%
NovaVision	85,688	145,970	(41)%
Total Gross Profit	$194,745	$194,980	0%

Vycor Medical recorded revenue of $118,384 from the sale of its products in for the three months ended September 30, 2012, an increase of 78% over the same period in 2011. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. Gross margin of 92% was achieved in 2012 compared to 74% for 2011. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower. In addition the 2011 period reflected certain regulatory validation costs.

Sales commissions for the sale of Vycor's products, which are recorded in General and Administrative Expenses, were $11,266 for the three months ended September 30, 2012 compared to $5,942 for the same period in 2011.

NovaVision recorded revenues of $101,736 for the three months ended September 30, 2012 and gross margin of 84%, compared to $164,768 and gross margin of 89% for the same period in 2011. This reflects Sight Science sales during the 2012 period and sales of products totaling $74,760 in the three months ended September 30, 2011 which were part of the NovaVision asset purchase and which Vycor management does not consider core to its business strategy; adjusting for these 2011 sales, NovaVision's revenues increased by 13% over the same period in 2011.

Research and Development Expense:

Research and development ("R&D") expenses were $33,650 for the three months ended September 30, 2012, as compared to $33,624 for the same period in 2011.

General and Administrative Expenses:

General and administrative expenses decreased by $379,435 to $838,705 for the three months ended September 30, 2012 from $1,218,140 for the same period in 2011. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended September 30, 2012 was $31,208, a decrease of $380,567 over $411,775 in 2011. Also included within General and Administrative Expenses are Sales Commissions, which increased by $5,234 to $11,266 reflecting higher levels of sales. The remaining General and Administrative decrease of $4,192 reflects: increased scientific advisory costs ($39,254), increased payroll costs ($13,686) a provision for legal fees regarding the German subsidiary tax position ($24,162) and other increased professional, insurance and filing fees ($47,682); offset by reduced investor relations and fundraising costs ($104,584), and reduced sales and marketing costs ($24,392).

Interest Expense:

Interest expense includes interest expense on the Company's debt and insurance policy financing. Interest expense in the three months ended September 30, 2012 increased by $3,225 to $35,501 from $32,276 for the same period in 2011.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Revenue and Gross Margin:

	2012	2011	% Change
Revenue:
Vycor Medical	$578,405	$248,591	133%
NovaVision	339,703	270,140	26%
Total Revenue	$918,108	$518,731	77%

Gross Profit
Vycor Medical	$487,853	$202,625	141%
NovaVision	285,211	222,243	28%
Total Gross Profit	$773,064	$424,868	82%

Vycor Medical recorded revenue of $578,405 from the sale of its products in for the nine months ended September 30, 2012, an increase of 133% over the same period in 2011. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. In December 2011 VBAS received SFDA approval to be marketed in the People's Republic of China (PRC) and made shipments with a value of $175,000 during the period and also shipped its first order to Japan. Gross margin of 84% was achieved in 2012 compared to 82% for 2011. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower.

Sales commissions for the sale of Vycor's products in the US, which are recorded in General and Administrative Expenses, were $54,368 for the nine months ended September 30, 2012 compared to $35,346 for the same period in 2011.

NovaVision recorded revenues of $339,703 for the nine months ended September 30, 2012 and gross margin of 84%, compared to $270,140 and gross margin of 82% for the same period in 2011. This reflects Sight Science sales during the 2012 period and sales of products totaling $74,760 in the nine months ended September 30, 2011 which were part of the NovaVision asset purchase and which Vycor management does not consider core to its business strategy; adjusting for these 2011 sales, NovaVision's revenues increased by 74% over the same period in 2011.

Research and Development Expense:

Research and development ("R&D") expenses were $104,197 for the nine months ended September 30, 2012, as compared to $94,960 for the same period in 2011.

General and Administrative Expenses:

General and administrative expenses decreased by $1,269,345 to $2,733,085 for the nine months ended September 30, 2012 from $4,002,430 for the same period in 2011. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2012 was $235,963, a decrease of $1,340,211 over $1,576,174 in 2011. Also included within General and Administrative Expenses are Sales Commissions, which increased by $19,022 to $54,368 reflecting higher levels of sales. The remaining General and Administrative increase of $51,844 reflects: increased scientific advisory costs ($109,842), the costs of the move to a new headquarters premises ($41,622), the costs of a corporate video ($61,164), a provision for legal fees regarding the German subsidiary tax position ($48,056) and other increased professional, insurance and filing fees ($52,100); offset by reduced premises costs ($18,939), reduced investor relations and fundraising costs ($75,751), reduced payroll costs ($111,348) and reduced sales and marketing costs ($54,902).

Interest Expense:

Interest expense includes interest expense on the Company's debt and insurance policy financing. Interest expense in the nine months ended September 30, 2012 increased by $2,969 to $98,779 from $95,810 for the same period in 2011.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011	$ Change
Cash	$263,656	$950,841	$(687,185)
Accounts receivable, inventory and other current assets	688,284	1,378,754	(690,470)
Total current liabilities	(3,865,576)	(2,696,316)	(1,169,260)
Working capital deficit	(2,913,636)	$(366,721)	(2,541,425)
Cash provided by financing activities	601,495	4,190,510	(3,589,015)

As of September 30, 2012 we had $263,656 cash, a working capital deficit of $2,913,636 and an accumulated deficit of $14,034,977. Total Stockholders' deficit at September 30, 2012 was $1,172,768. Total debt at September 30, 2012, included in the working capital deficit above, was $2,068,598.

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

Going Concern

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $2,373,274 for the nine months ended September 30, 2012, and the Company expects to continue to incur substantial additional losses in the future, including significant development, marketing, manufacturing and distribution costs. The Company has generated negative cash flows from operations since inception. As of September 30, 2012 the Company had a stockholders' deficit of $1,172,768 and cash and cash equivalents of $263,656. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Research and Development

The Company expenses all research and development costs as incurred.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At September 30, 2012 and December 31, 2011 patient deposits amounted to $36,878 and $25,000, respectively, and are reserved against in Other Current Liabilities

Property and equipment

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

NovaVision generates revenues from various programs, therapy services and other sources such as license sales. Therapy services revenues represent fees from NovaVision's vision restoration therapy software, diagnostic software, medical devices, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision recognizes revenue for providing the vision restoration therapy as the Company's work effort is expended. NovaVision provides vision restoration therapy directly to patients. The typical vision restoration therapy consists of six modules, performed on average over 6 months in the U.S. and 10 months in Germany. A patient contract comprises set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period. Patient therapy is restricted to being completed by a patient within a specified time frame.

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

Foreign Currency

The Euro is the local currency of the country in which NovaVision GmbH conducts its operations and is considered the functional currency of this entity; the GB Pound is the local currency of the country in which Sight Science Limited conducts its operations and is considered the functional currency of this entity. All balance sheet amounts are translated to U.S. dollars using the U.S. exchange rate at the balance sheet date except for the equity section which is translated at historical rates. Operating statement amounts are translated using an average exchange rate for the period of operations. Foreign currency translation effects are accumulated as part of the accumulated other comprehensive income (loss) and included in shareholders' (deficit) in the accompanying Consolidated Balance Sheet.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, including the Company's Chief Executive Officer ("CEO") (the Company's principal executive officer) and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 9, 2012, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the following:

On July 20, 2012, the Company filed Action #13 148 01633 12 with the American Arbitration Association entitled Vycor Medical, Inc. (Claimant) against Greenbridge Capital Partners IV, LLC, Partizipant, LLC, and Joseph D. Kowal (Respondents) (the "Action"). The Action is based on breach of contract and fraud and seeks recovery of 5,166,667 shares of Company Common Stock previously issued to Greenbridge Capital Partners IV, LLC and recovery of at least $357,000 paid to Partizipant, LLC

(including amounts paid to third parties at Partizipant's direction), together with recovery of fees, costs and expenses incurred in connection with the Action. The Action is still in its early stages and the Company cannot project whether it will achieve a successful result in connection with the Action.

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

During the period from January 1, 2012 through September 30, 2012, the Company issued 666,666 shares of Common Stock (valued at $15,000) to each of Steven Girgenti and Dr Oscar Bronsther in consideration for services provided to the Board of Directors, 416,670 shares of Common Stock (valued at $9.375) to each of Alvaro Pasual-Leone, Jason Barton and Jose Romano, and 277,780 shares of Common Stock (valued at $6,250) to Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

In April 2012 the Company issued 1,333,333 shares of Common Stock (valued at $30,000) to Brunella Jacs, LLC in respect of consultancy services provided the Company.

In June 2012, following the exercise of the Company's option to repurchase shares of Common Stock from Greenbridge Capital Partners, IV, LLC, a total of 10,333,333 shares were repurchased into Treasury Stock at $1,033.33.

In August, 2012 20,666,667 shares of Common Stock previously issued to Mr. Jerrald Ginder under the terms of Consulting Agreement were returned to the Company in consideration of a full settlement of performance and amounts due under the Consulting Agreement; the shares were retired.

During the period from January 1, 2012 through September 2012, the Company issued a total of 39,999,996 shares of Common Stock in respect of conversion of Series C Preferred Stock.

During the period from May 1, 2012 through September 2012, the Company issued a total of 7,555,555 shares of Common Stock at $0.0225 for a total consideration of $170,000 to four investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

Potential Patent Infringement

The Company is aware that potential competitors are developing products similar to VBAS for sale in foreign markets.  If those products come to market, Vycor has the option to take action to enforce its patent rights.  As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims.

Subsequent events

The Company evaluated subsequent events through the date of this Report and reports the following as events occurring following September 30, 2012:

Share Issuance

During October 2012, the Company issued 222,222 shares of Common Stock (valued at $5,000) to Steven Girgenti in consideration for services provided to the Board of Directors, 138,890 shares of Common Stock (valued at $3,125) to each of

Alvaro Pasual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board, and 2,222,222 on conversion of the Company's Preferred C Stock.

Option Agreement with Kenneth T. Coviello

On October 12, 2012 the Company entered into an Option Agreement with Kenneth T. Coviello, the Company's former Chief Executive Officer, to purchase up to 16,450,066 warrants to purchase Common Stock held by Mr. Coviello at $0.00583. On January 1, 2013 the Company shall have the right to an Option Exercise with respect to 4,112,517 Warrants. On the first day of each calendar month therafter, the Company shall have the right to an Option Exercise with respect to 1,370,839 Warrants per month, for a period of 9 months. The Company, in its sole discretion, may elect to cease its Option Exercises at any time.

ITEM 6. EXHIBITS
Index to Exhibits

31.1	Certification of Chief Financial Officer under Rule 13(a) - 14(a) of the Exchange Act.
31.2	Certification of Chief Executive Officer under Rule 13(a) - 14(a) of the Exchange Act.
32.1	Certification of CEO under 18 U.S.C. Section 1350
32.2	Certification of CFO under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2012.

VYCOR MEDICAL, INC.

By:	/s/ Richard P. Denness
Richard P. Denness
Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)