Form 10-K
period 2012-12-31
VYCOR MEDICAL INC
filed 2013-04-01
CIK 1424768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,280,431 (assuming $3.00 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,920,634 shares of common stock par value $0.0001 as of March 20, 2013

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

Page
PART I
Item 1.	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	[Removed and Reserved]

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Item 6	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers, Promoters and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES

PART I

This Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

ITEM 1. DESCRIPTION OF BUSINESS.

1. Organizational History

We were formed as a limited liability company under the laws of the State of New York on June 17, 2005 as “Vycor Medical LLC”. On August 14, 2007, we converted into a Delaware corporation and changed our name to “Vycor Medical, Inc.” (“Vycor” or the “Company”). On November 29, 2010, Vycor, through its wholly-owned subsidiary NovaVision Acquisition, Inc., completed the acquisition of substantially all of the assets of the former NovaVision, Inc., a company that had been in the business of researching, developing and providing medical technologies to restore the vision of patients with neurological visual loss. Subsequent to the purchase, NovaVision Acquisition, Inc. changed its name to NovaVision, Inc. (“NovaVision”). On January 4, 2012 Vycor, through its wholly-owned subsidiary NovaVision, completed the acquisition of all the shares of Sight Science Limited (“Sight Science”).

2. Overview of Business

Vycor operates two distinct business units within the medical industry: Vycor Medical (which operates as a division of the Company) and NovaVision. Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. NovaVision (which incorporates Sight Science) develops non-invasive, computer-based visual neuro-stimulation therapy for patients suffering from vision field deficits resulting from neurological trauma such as stroke and traumatic brain injuries, as well as screening and diagnostic products. In addition to our existing products and products in development, we actively seek acquisition, joint ventures and in-licensing opportunities in the medical device and therapy fields which we believe are complementary, can benefit from our existing infrastructure and will add shareholder value.

Vycor Medical

Introduction

Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. Vycor Medical is ISO 13485:2003 compliant, has U.S. FDA 510(k) clearance for brain and spine surgeries, and CE Marking for Europe (Class III) as well as applicable regulatory approvals in Australia, Canada, China, Japan and Russia for sale of its brain access system. Vycor Medical’s ViewSite Brain Access System (VBAS) is a next generation access and retraction system that was fully commercialized in early 2010. The VBAS device is the first significant technological change to brain tissue retraction and access. The incumbent blade retractor technology has not changed materially in over 50 years in contrast to development in most other neuro-surgical technologies.

Vycor Medical has a current product pipeline that is both aimed at enhancing ease of use and compatibility in the current VBAS range, and expanding the applicable procedures it addresses by expanding its VBAS range. A second potential product range is the Cervical Access System (VCAS), which requires further prototyping and market testing prior to a decision to commercialize. This product is designed to assist the surgeon in cervical surgeries, allowing the surgeon to gain access to the anterior cervical surgery site; the VCAS is covered by Vycor’s 510(k) clearance.

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

We believe our Brain Access System offers several advantages over the brain retractor systems, commonly known as ribbon or blade retractors that are metallic, including having the potential to significantly reduce brain tissue trauma resulting from the currently used retractors when accessing deep brain targets. Brain tissue damage caused by retraction has been estimated at 5-10%. The VBAS’ unique design and shape helps minimize the size of the brain entry access (size of the corticotomy) necessary for surgical procedures, and reduces the pressure exerted on the tissue that is retracted.

The Market For Vycor Medical’s VBAS Product

The market for Vycor Medical’s VBAS product range is craniotomy procedures. Based on statistics from the American Association of Neurological Surgeons, an estimated 700,000 such procedures were performed in the US in 2012. Of this, management believe approximately 200,000 (28 percent) are addressable by the VBAS range currently, with another 125,000 (total of 325,000 or 46 percent) addressable by an expanded range. Management estimates, for the global market, there exists an current addressable market of 1,000,000 procedures with another 600,000 addressable by an expanded VBAS range.

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

International Sales

Vycor Medical’s strategy is to target those countries or regions internationally where it has patent protection and either has or can obtain regulatory approval. Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. In Europe, the Company has agreements with distributors for Spain, Italy, Belgium, Scandinavia, Switzerland and the U.K. who are all focused in neurosurgery, and is seeking representation in a range of other European countries. Vycor also has required regulatory approvals in Australia, Canada, China, Japan and Russia with distribution agreements in place or being put into place.

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

Peer Review and Other Clinical Studies

The publication of clinical papers in neurosurgery journals by surgeon-users of VBAS regarding their experiences with the products (peer review papers), and the publication of other clinical data, is important for the Company as it continues to evidence the clinical superiority of VBAS. During 2011 the following papers were published:

•

“Usage of a Minimally Invasive Tubular Retraction System for Deep-Seated Tumors in Pediatric Patients” in Journal of Neurosurgery in May 2011: Pediatrics. Co-authors Pablo Recinos, M.D., of the Cleveland Clinic and George Jallo, M.D., of Johns Hopkins University conclude that while access to deep-seated, intra-axial tumors is challenging, the ViewSite™ tubular retractor and frameless neuro navigation facilitated the surgical approach and the combination of these technologies adds to the surgeon’s armamentarium to safely approach tumors in deep locations.

•

“Vycor Viewsite TC: Endoscope-guided Intraparenchimal Brain Tumor Resection,” by Daniel Prevedello, M.D., Director of the Minimally Invasive Cranial Surgery Program at the Ohio State University. Dr Prevedello reported on a case with a patient taking Avastin®, which delays surgical wound healing. He said the Viewsite TC was essential to the surgery; otherwise, no procedure could have been performed on the patient.

•

“Minimally Invasive Trans-Portal Resection of Deep Intracranial Lesions” in Minimally Invasive Neurosurgery, February 2011 a Johns Hopkins University paper by lead author A. Quinones Hinojosa. The authors reported a case series of 9 adult and pediatric patients with a variety of pathologies, including colloid cyst, DNET, papillary pineal tumor, anaplastic astrocytoma, toxoplasmosis and lymphoma. The locations of the lesions approached included: lateral ventricle, basal ganglia, pulvinar/posterior thalamus and insular cortex. Post-operative imaging was assessed to determine extent of resection and extent of white matter damage along the surgical trajectory. Satisfactory resection or biopsy was obtained in all patients. “VBAS lends itself well to minimally invasive microsurgical approaches and can be used in combination with modern navigational systems. The use of navigation permits not only the creation of a smaller craniotomy but also facilitates the creation of a trajectory that provides efficient and safe means for splitting white fiber tracts,” said the authors.

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

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 4 granted and 12 pending patents.

Vycor Medical’s 2 granted patents are in the China (Brain) and Russia (Brain).

Vycor Medical’s 14 pending patents are in: Canada (Brain, Spine), Europe (Brain, Spine), India (Brain, Spine), Japan (Brain and Spine), Hong Kong (Brain and Spine), US (Brain Method, Brain Apparatus, Spine, Extension Arm)

Trademarks

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

NovaVision operates in the US through Its wholly-owned subsidiary, NovaVision, Inc., in Germany through Its wholly-owned subsidiary, NovaVision GmbH. and in the UK through Its wholly-owned subsidiary, Sight Science.

VRT is based on NovaVision’s platform technology. The diagnostic algorithm in the VRT product first maps the visual field and defines the areas of defect in patients suffering vision loss. The therapeutic algorithm in the VRT product is then specifically designed for each patient based upon the results of the diagnostic program and it repetitively challenges the visual cortex with thousands of stimuli over the course of time. VRT is generally performed over a four to six month period, twice a day for an hour total, six days a week. The Company maintains broad IP protection. NovaVision has collected significant amounts of data from clinical studies and peer reviewed papers that support the Company’s claims about the benefits of its platform technology for vision restoration and other indications. NovaVision has received 510(k) clearance and CE Marking for VRT and NeET (both Class I).

The Market For NovaVision’s Therapies

The market for NovaVision’s therapies comprises those suffering from vision loss resulting from neurological trauma such as stroke and traumatic brain injury (TBI). The U.S. Centers for Disease Control (CDC) estimates there are 8 million Americans who have previously had a stroke incident, with 740,000 additional cases occurring annually. Additionally, approximately 5.3 million Americans live with long term deficits resulting from a traumatic brain injury (TBI). Based on published reports of industry specialists, A. Pambakian and C. Kennard, it is estimated that approximately 16% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. NovaVision’s target market is this subset of patients who have suffered a visual field deficit. Management estimates that NovaVision’s addressable target market is approximately 1.5 million people in the US, approximately 1.4 million people in Europe and approximately 6.4 million people throughout the rest of the world.

Competition

NovaVision provides restitution therapies for those suffering neurologically-induced vision loss, other therapies being substitution (optical aids such as prisms, which NovaVision does not really consider as competition) and compensation or adaption (eye movement training). Within compensation and adaption, competitors include RevitalVision, PositScience and NVT Systems. In restitution competition has been reduced through NovaVision’s acquisition of Sight Science and really only leaves two small companies, Teltra and Visiontrainer.

Platform Technology

The management of NovaVision believes that the underlying basis for the visual field recovery it has witnessed, and the functional outcome improvements it has noted with its patients, is largely due to neuroplasticity of the visual field which is the brain’s ability to remap or repair itself in response to a pre-programmed and deliberate stimulation. Neuroplasticity has been discussed over the last 20 years or so and, as far back as 1990, Charles D. Gilbert and Torsten N Wiesel talked about the cortex not having a fixed functional architecture. The platform technology is comprised of proprietary algorithms that generate patient-specific therapies enabling NovaVision’s products to be used as both diagnostic and therapeutic tools. The platform technology generates light-based, or photic, stimulus programs consisting of a fixation point on a display screen. As the patient focuses on this fixation point, a series of photic stimuli are delivered on the screen that are specific to the patient’s neurological requirements, and relayed directly to the brain using the eye as a conduit.

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

Head Mounted Perimeter Device Utilizing NovaVision’s Platform Technology

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

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 29 granted and 10 pending patents (including Sight Science).

NovaVision’s 29 granted patents are in the U.S. (12), Canada (3), Europe (7), Australia (1), China (2), Hong Kong (1), Singapore (1), India (1) and Japan (1).

NovaVision’s 10 pending patents are in the U.S. and Canada (3), Europe (5), Australia (1) and Japan (1).

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

Acquisition of Sight Science, Ltd.

In January 2012 NovaVision acquired Sight Science, Ltd. (“Sight Science”). Sight Science, which was established in 2009 based on the research of Professor Arash Sahraie at the University of Aberdeen, provides an interactive computer-based therapy called Neuro-Eye Therapy (“NeET”), which patients administer at home. To date, over 100 patients have utilized NeET. Sight Science has 6 patents granted in the UK, Canada, France, Germany, Switzerland and Singapore and 1 patent pending in the U.S., all of which are included under the NovaVision Patents section above. Prof. Sahraie has conducted extensive research on blindsight and residual visual processing after brain injury, and is highly regarded in the field.

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

Government Regulations

We are committed to an integrated total quality management system. We believe that we have completed the necessary procedures and Vycor Medical is certified to the ISO standards expected of medical device manufacturers as follows:

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

Vycor Medical has obtained the CE marking approval to allow for distribution of its VBAS products in Europe as a Class III device and has received HPB licensing approval for distribution in Canada. NovaVision’s VRT and Sight Science’s NeET have CE mark registrations as Class I devices in Europe. HMP does not have European regulatory clearance at this time.

Employees

We currently have 16 full-time employees.

Website. The Company operates websites at www.vycormedical.com and www.novavision.com.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 20, 2013, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the following:

On July 20, 2012, the Company filed Action #13 148 01633 12 with the American Arbitration Association entitled Vycor Medical, Inc. (Claimant) against Greenbridge Capital Partners IV, LLC, Partizipant, LLC, and Joseph D. Kowal (Respondents) (the “Action”). The Action is based on breach of contract and fraud and seeks recovery of 34,445 shares of Company Common Stock (5,166,667 pre-split) previously issued to Greenbridge Capital Partners IV, LLC and recovery of at least $357,000 paid to Partizipant, LLC (including amounts paid to third parties at Partizipant’s direction), together with recovery of fees, costs and expenses incurred in connection with the Action. The arbitrator has ruled that he will not entertain the action against Joseph D. Kowal in the arbitration and the Company is considering pursuing an action against Mr. Kowal in California state court. The arbitration is currently in the discovery stage and a hearing is set for September 2013. In March 2013 Greenbridge returned to us all of the 34,445 shares being sought by the Company. At this time, the Company cannot project whether it will achieve a successful result in connection with the remainder of the Action or any other related actions. For the avoidance of doubt, this is an action by the Company against the Respondents and there is no action against the Company.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Beginning on July 20, 2009, our Common Stock was quoted on the OTC Bulletin Board under the symbol “VYCO”.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter for fiscal years 2011 and 2012. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2011-March 31, 2011	$4.50	$2.25
April 1, 2011-June 30, 2011	$6.75	$3.00
July 1, 2011-September 30, 2011	$7.50	$3.75
October 1, 2011-December 31, 2011	$6.00	$2.25
January 1, 2012-March 31, 2012	$3.00	$2.10
April 1, 2012-June 30, 2012	$3.30	$1.50
July 1, 2012-September 30, 2012	$3.30	$1.65
October 1, 2012-December 31, 2012	$2.67	$1.12

All stock prices are adjusted for a one for 150 reverse stock split which became effective January 15, 2013.

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 20, 2013 there were 5,920,634 shares of common stock outstanding and approximately 98 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209; telephone  (303) 282-4800.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2012 through March 20, 2013 which were not registered under the Securities Act.

Common Stock:

Name of Purchaser	Issue Date	Security	Shares	Consideration
Dick Chase	Jan. 17, 2012	Common	29,630	Conversion of Preferred Stock
University of Aberdeen	Jan. 19, 2012	Common	66,010	Purchase of Sight Science Ltd.
Prof. Arash Sahraie	Jan. 19, 2012	Common	29,657	Purchase of Sight Science Ltd.
Steven Reichbach	Jan. 26, 2012	Common	14,815	Conversion of Preferred Stock
Glenn Fleischhacker	Jan. 26, 2012	Common	29,630	Conversion of Preferred Stock
Alvaro Pascual-Leone	Jan 31, 2012	Common	926	Services
Miles Wittenstein	Feb. 1, 2012	Common	14,815	Conversion of Preferred Stock
Matteo Rosselli	Feb. 8, 2012	Common	14,815	Conversion of Preferred Stock
Brunella Jacs, LLC	March 21, 2012	Common	8,889	Consulting Services
Jason J. S. Barton	April 1, 2012	Common	926	Services
Jose Romano	April 1, 2012	Common	926	Services
Steven Girgenti	April 1, 2012	Common	1,482	Services
Oscar Bronsther, M.D.	April 1, 2012	Common	1,482	Services
Alvaro Pascual-Leone	April 30, 2012	Common	926	Services
Prof. Dr. Josef Zihl	April 30, 2012	Common	926	Services
Sarah Beneviste	May 8 2012	Common	14,815	Conversion of Preferred Stock
Wayne Fleischhacker	May 17, 2012	Common	59,260	Conversion of Preferred Stock
Marc Cohen	May 22, 2012	Common	88,889	Conversion of Preferred Stock
Glenn Tomalty	May 25, 2012	Common	14,815	$50,000
Millennium Trust Co., LLC	June 7, 2012	Common	7,408	$25,000
Peter Bubenzer	June 21, 2012	Common	13,334	$45,000
Steven Girgenti	June 30, 2012	Common	1,482	Services
Oscar Bronsther, M.D.	June 30, 2012	Common	1,482	Services
Jason J.S. Barton	June 30, 2012	Common	926	Services
Jose Romano	June 30, 2012	Common	926	Services
Robert J. Koch	July 24, 2012	Common	14,815	$50,000
Alvaro Pascual-Leone	July 31, 2012	Common	926	Services
Prof. Dr. Josef Zihl	July 31, 2012	Common	926	Services

Name of Purchaser	Issue Date	Security	Shares	Consideration
Steven Girgenti	Sept. 30, 2012	Common	1,482	Services
Oscar Bronsther, M.D.	Sept. 30, 2012	Common	1,482	Services
Jose Romano	Sept 30, 2012	Common	926	Services
Jason J. S Barton	Sept. 30, 2012	Common	926	Services
MKM Opportunity Master Fund	Oct. 3, 2012	Common	14,815	Conversion of Preferred Stock
Alvaro Pascual-Leone	Oct. 31, 2012	Common	926	Services
Prof. Dr. Josef Zihl	Oct. 31, 2012	Common	926	Services
Narang Family Partnership, L.P.	Nov. 15, 2012	Common	7,408	Conversion of Preferred Stock
MKM Opportunity Master Fund	Nov. 20, 2012	Common	59,260	Conversion of Preferred Stock
The Fiduciary Foundation	Nov. 30, 2012	Common	14,815	Charitable Donation
Alex Partners	Nov. 30, 2012	Common	93,334	Consulting Services
Del Mar Consulting Group, Inc.	Dec. 31, 2012	Common	140,000	Consulting Services
Oscar Bronsther, M.D.	Dec. 31, 2012	Common	1,482	Services
Jason J. S. Barton	Dec. 31, 2012	Common	926	Services
Jose Romano	Dec. 31, 2012	Common	926	Services
Steven Girgenti	Jan. 1, 2013	Common	1,482	Services
Alvaro Pascual-Leone	Jan 31, 2013	Common	926	Services
Prof. Dr. Josef Zihl	Jan. 31, 2013	Common	926	Services

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

	12/31/12	12/31/11

Revenues	$1,205,263	$971,367
Net loss	$(2,926,210)	$(4,778,541)
Net loss per share	$(0.52)	$(0.92)
Weighted average no. shares	5,637,690	5,200,645
Stockholders’ equity (deficit)	$(1,457,650)	$875,324
Total assets	$2,561,161	$3,571,640
Total liabilities	$4,018,810	$2,696,316

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Critical Accounting Policies and Estimates

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, amortization of intangible assets, and the fair values of options and warrant included in the determination of debt discounts and share based compensation.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At December 31, 2012 and 2011 patient deposits amounted to $35,000 and $25,000, respectively, and are reserved against in Other Current Liabilities.

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

Patents and Other Intangible Assets

The Company capitalizes legal and related costs associated with the establishment and enhancement of patents for its products once patents have been applied for. Costs associated with the development of the patented item or processes are charged to research and development costs as incurred. The capitalized costs are amortized over the life of the patent. The Company reviews intangible assets on an annual in accordance with the authoritative guidance. Trademarks have an indefinite life and are reviewed annually by management for impairment in accordance with the authoritative guidance.

Revenue Recognition

Vycor Medical generates revenue from the sale of its surgical access system to hospitals and other medical professionals. Vycor Medical records revenue when a completed contract for the sale exists, the product is invoiced and shipped to the customer. Vycor Medical does provide for product returns or warranty costs.

NovaVision generates revenues from various programs, therapy services and other sources such as license sales. Therapy services revenues represent fees from NovaVision’s vision restoration therapy software, diagnostic software, medical devices, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision recognizes revenue for providing the vision restoration therapy as the Company’s work effort is expended. NovaVision provides vision restoration therapy directly to patients. The typical vision restoration therapy consists of six modules, performed on average over 6 months in the U.S. and 10 months in Germany. A patient contract comprises set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period. Patient therapy is restricted to being completed by a patient within a specified time frame.

Deferred revenue results from patients paying for the therapy in advance of receiving the therapy.

Accounts Receivable

The Company’s accounts receivable are due from the hospitals and distributors in the case of Vycor Medical, and from patients directly therapy or physicians for diagnostic products in the case of NovaVision. Accounts receivable are due once products have been delivered or at the time the therapy is initiated; however, for NovaVision therapy patients sometimes credit is extended through various payment plans based on individual financial conditions, generally not to exceed the 9 or 10 month therapy period. The outstanding balances are stated net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, and the customer’s ability to pay its obligations. The Company writes off accounts receivable when they become uncollectible.

Inventory

Inventories are comprised of Vycor Medical VBAS devices, components ancillary to NovaVision’s medical device provided to patients and centers and diagnostic products, and are stated at the lower of cost or market, determined under the first-in, first-out method. The inventory is charged to cost of revenue at the time that a device is shipped to a customer or patient.

Foreign Currency

The Euro is the local currency of the country in which NovaVision GmbH conducts its operations and is considered the functional currency of this entity; the GB Pound is the local currency of the country in which Sight Science Limited conducts its operations and is considered the functional currency of this entity. All balance sheet amounts are translated to U.S. dollars using the U.S. exchange rate at the balance sheet date except for the equity section which is translated at historical rates. Operating statement amounts are translated using an average exchange rate for the period of operations. Foreign currency translation effects are accumulated as part of the accumulated other comprehensive income (loss) and included in shareholders’ (deficit) in the accompanying Consolidated Balance Sheet.

Educational marketing and advertising expenses

The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will include education, marketing and advertising expense as a component of selling, general and administrative costs as such costs are incurred.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Revenue and Gross Margin:

	2012	2011	% Change
Revenue:
Vycor Medical	$770,676	$548,463	41%
NovaVision	$434,587	$422,904	3%
	$1,205,263	$971,367	24%
Cost of Revenue:
Vycor Medical	$(101,947)	$(109,021)	(6)%
NovaVision	$(77,583)	$(67,237)	15%
	$(179,530)	$(176,258)	2%
Gross Profit
Vycor Medical	$668,729	$439,422	52%
NovaVision	$357,004	$355,687	0%
	$1,025,733	$795,109	29%

Vycor Medical recorded revenue of $770,676 in 2012, an increase of 41% over 2011. The increase in sales was attributable to greater penetration and usage of our product in hospitals in the United States both direct and through distributors, and increased sales internationally. Gross margin of 87% was achieved in 2012 compared to 80% for 2011. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower. In addition 2011 reflected certain regulatory validation costs.

NovaVision recorded revenues of $424,587 in 2012 and gross margin of 82%, compared to $422,904 and gross margin of 84% in 2011. This reflects: sales of products totaling $83,803 in 2011 which were part of the NovaVision asset purchase and which Vycor management decided were not core to its business strategy; and certain adjustments in Germany relating to the recognition of prior period therapy income totaling $39,680 in 2011; adjusting for these 2011 sales, NovaVision's revenues increased by 47% over 2011.

Research and Development Expense:
Research and development expenses were $126,042 in 2012 compared to $115,665 for 2011. The increase in R&D expense reflects product development in both Vycor Medical and NovaVision.

General and Administrative Expenses:

General and administrative expenses decreased by $1,546,067 to $3,441,053 in, 2012 from $4,987,120 in 2011. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for 2012 was $297,004, a decrease of $1,475,323 over $1,755,661 in 2011. Also included within General and Administrative Expenses are Sales Commissions, which increased by $27,090 to $74,703 reflecting higher levels of sales. The remaining General and Administrative decrease of $114,500 reflects: increased scientific advisory costs ($104,917), incremental costs of the move to a new headquarters premises ($22,695), incremental costs of a corporate video ($58,663), a provision for legal fees regarding the German subsidiary tax position and legal fees for the GreenBridge et al arbitration ($96,528), the costs of the reverse stock split ($27,500) and other professional, consulting and other costs ($20,893); offset by reduced investor relations and fundraising costs ($208,900), reduced payroll costs ($111,908), reduced other and reduced sales and marketing costs ($124,888).

Interest Expense:

Interest expense comprises: interest expense on the Company’s debt and insurance policy financing. Interest expense for 2012 was increased by $10,789 to $137,931 from $127,142 for 2011, as a result of an increase in average debt levels during the year.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011	$ Change
Cash	$59,821	$950,841	$(891,020)
Accounts receivable, inventory and other current assets	$863,958	$1,378,754	$(514,796)
Total current liabilities	$(4,018,810)	$(2,696,316)	$(1,322,494)
Working capital (deficit)	$(3,095,031)	$(366,721)	$(2,728,310)
Cash provided by financing activities	$728,368	$4,173,426	$(3,445,058)

As of December 31, 2012 we had $59,821 cash, a working capital deficit of $3,095,031 and an accumulated deficit of $14,587,914. The Stockholders’ deficit at December 31, 2012 was $1,457,650, compared to Stockholders’ equity of $875,324 at December 31, 2011, a change of $2,332,974. Debt at December 31, 2012 was $2,195,502 compared to $1,636,125 at December 31, 2011.

Included within the change in Current Liabilities of $1,322,494 is: debt funding from Fountainhead Capital Management of $557,900, which is subordinated to the Company’s debentures and to the Preferred C Shares; accrued consulting fees payable to Fountainhead of $424,351, which can only be taken in cash by Fountainhead under certain circumstances; and deferred consideration of $161,530 payable in respect of the Sight Science acquisition.

Going Concern

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $2926,210 for the year months ended December 31, 2012, and the Company expects to incur additional losses. The Company has generated negative cash flows from operations since inception. As of December 31, 2012, current liabilities exceeded current assets by $3,095,031 the Company had a stockholders’ deficit of $1,457,650 and cash and cash equivalents of $59,821. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. See “Uses of estimates in the preparation of financial statements” above.

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
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Vycor Medical Inc. and Subsidiaries

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Vycor Medical Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vycor Medical Inc. and Subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Paritz & Company, P.A.

Hackensack, New Jersey

April 1, 2013

VYCOR MEDICAL, INC.
Consolidated Balance Sheets
(Audited)

	December 31, 2012	December 31, 2011
ASSETS

Current Assets

Cash	$59,821	$950,841
Accounts receivable, net of allowance for doubtful accounts of ($2,754) and 0.	144,347	313,679
Inventory	290,508	184,070
Prepaid expenses and other current assets	429,102	881,005
	923,778	2,329,595

Property and Equipment, net	827,389	671,291

Intangible and Other assets:
Trademarks	251,157	130,000
Patents, net of accumulated amortization of ($202,767)	502,895	379,579
Website, net of accumulated amortization of ($16,137)	2,772	4,906
Security deposits	53,169	56,269
	809,993	570,754

TOTAL ASSETS	$2,561,160	$3,571,640

	December 31, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$187,789	$176,181
Accrued interest	195,138	56,993
Accrued liabilities	1,198,463	754,895
Other current liabilities	241,918	72,122
Notes payable – current	2,195,502	1,636,125
TOTAL LIABILITIES	4,018,810	2,696,316

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized Series C Convertible Preferred Stock, 39.3 and 62.8 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1	1
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 6,020,555 and 5,381,358 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	602	538
Additional Paid-in Capital	13,140,463	12,512,297
Treasury stock (68,889 shares, at cost)	(7)	-
Accumulated Deficit	(14,587,914)	(11,661,704)
Accumulated Other Comprehensive Loss	(10,795)	24,192

	(1,457,650)	875,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,561,160	$3,571,640

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Operations
(Audited)

	For the twelve months ended December 31,
	2012	2011

Revenue	$1,205,263	$971,367

Cost of Goods Sold	179,530	176,258

Gross Profit	1,025,733	795,109

Operating expenses:
Research and development	126,042	115,665
Depreciation and Amortization	328,890	209,973
General and administrative	3,413,004	4,987,120
Negative Goodwill on Acquisition of Subsidiary	(66,394)	-
Costs related to Acquisition of Subsidiary	18,285	110,032

Total Operating expenses	3,819,827	5,422,790

Operating loss	(2,794,094)	(4,627,681)

Other income (expense)
Other income (expense)	5,815	(23,718)
Interest expense, net	(137,931)	(127,142)
Total Other Income (expense)	(132,116)	(150,860)

	For the twelve months ended December 31,
	2012	2011
Loss Before Income Taxes	(2,926,210)	(4,778,541)

Income Taxes	-	-

Net Loss	$(2,926,210)	$(4,778,541)

Net Loss Per Common Share
Basic and diluted	$(0.52)	$(0.92)

Weighted Average Number of Common Shares Outstanding	5,637,690	5,200,645

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Stockholders’ Equity (Deficiency) and Comprehensive Income

	Common Shares		Preferred Stock -	Treasury Shares		Additional Paid-in	Accumulated	Accumulated
	Number	Amount	Series C	Number	Amount	Capital	Deficit	OCI (Loss)	Total
Balance at January 1, 2011	4,829,904	$483	$0	0	$0	$6,974,393	$(6,883,163)	$(2,999)	$88,714
Issuance of stock for consulting fees	263,043	26				856,199			856,225
Share-based compensation for consulting services						699,605			699,605
Share-based compensation — employee options vesting						29,796			29,796
Purchases of equity — Common stock	271,271	27				888,973			889,000
Purchases of equity — Series C preferred			1			2,971,455			2,971,456
Common stock issuance for conversion of debt	14,453	1				41,189			41,190
Common stock issuance for warrant exercise	2,687	1				442			443
Preferred Stock issue placement agent warrants						50,245			50,245
Accumulated Comprehensive Loss								27,191	27,191
Net loss for twelve months ended December 31, 2011							$(4,778,541)		(4,778,541)
Balance at December 31, 2011	5,381,358	$538	$1	0	$0	12,512,297	(11,661,704)	24,192	$875,324
Issuance of stock for consulting fees	267,969	27				379,354			379,381
Share-based compensation for consulting services						8,708			8,708
Cancellation of share-based compensation						(232,499)			(232,499)
Purchases of equity — Common stock	50,372	5				169,995			170,000
Settlement — Common Stock	(137,778)	(14)				14			0
Repurchase of equity into Treasury Stock				(68,889)	(7)	(1,026)			(1,033)
Common stock issuance for conversion of preferred shares	348,152	35				(35)			0
Common stock issuance for charitable donation	14,815	1				16,666			16,667
Issuance of stock for acquisition	95,667	10				286,990			287,000
Accumulated Comprehensive Loss								(34,987)	(34,987)
Net loss for twelve months ended December 31, 2012							$(2,926,210)		(2,926,210)
Balance at December 31, 2012	6,020,555	$602	$1	(68,889)	$(7)	$13,140,463	$(14,587,914)	$(10,795)	$(1,457,650)

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows
(Audited)

	For the twelve months ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,926,210)	$(4,778,541)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	104,344	69,022
Depreciation	247,156	161,284
Share based compensation and expense	297,004	1,760,545
Changes in operating assets and liabilities:
Accounts receivable	169,729	(237,294)
Inventory	(106,396)	(131,872)
Prepaid expenses	256,095	(412,254)
Security deposit	3,100	(43,970)
Accounts payable	11,477	62,560
Accrued interest	138,145	21,191
Accrued liabilities	431,700	349,906
Other current liabilities	2,926	(15,911)

	For the twelve months ended December 31,
	2012	2011
Cash used in operating activities	(1,370,930)	(3,195,334)
Cash flows used in investing activities:
Purchase of fixed assets	(28,177)	(61,995)
Purchase of website	-	(3,360)
Acquisition of subsidiary, net of cash acquired	(153,641)	-
Acquisition of patents	(33,333)	(110,406)
Cash used in investing activities	(215,151)	(175,761)
Cash flows from financing activities:
Net proceeds from issuance of Common stock	170,000	889,443
Net proceeds from issuance of Series B preferred	-	3,021,700
Purchase of Treasury Stock	(1,033)	-
Net proceeds from issuance of Notes Payable	610,594	543,105
Repayment of Notes Payable	(51,193)	(280,822)
Cash provided by (used in) financing activities	(728,368)	4,173,426
Effect of exchange rate changes on cash	(33,307)	21,429
Net (decrease) increase in cash	(891,020)	823,760
Cash at beginning of year	950,841	127,081
Cash at end of year	$59,821	$950,841

Supplemental Disclosures of Cash Flow information:
Interest paid:	$207	$1,686
Taxes paid	$-	$-
Non-Cash Transactions:
Acquisition of newly acquired subsidiary, net of cash acquired
Trademarks and Tradenames	$121,157	$-
Patents	180,183	-
Internally Developed Software	363,472	-
Other Net Assets	(758)	-
Negative Goodwill on Acquisitions	(66,394)	-
	$597,660	$-
Warrants, options and common stock issued for acquisition of subsidiary	(287,000)	-
Deferred consideration payables	(161,530)	-
Foreign exchange difference on deferred consideration	4,511	-
	$153,641	$-

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012 and 2011

(audited)

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

2.   GOING CONCERN

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $2926,210 for the year months ended December 31, 2012, and the Company expects to incur additional losses. The Company has generated negative cash flows from operations since inception. As of December 31, 2012, current liabilities exceeded current assets by $3,095,031 the Company had a stockholders’ deficit of $1,457,650 and cash and cash equivalents of $59,821. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3. BUSINESS ACQUISITION

On January 4, 2012, the Company completed its acquisition (the “Acquisition”) of all of the shares of Sight Science Limited (“Sight Science”) in the UK, a company that is in the business of researching, developing and providing medical technologies to restore the vision of patients with neurological visual loss. The total consideration to the Sight Science shareholders was £384,768 (US$597,660); comprising: £200,000 (US$ 310,660) cash, of which £100,000 (US$155,330) was paid at the Closing and an additional £100,000 (US$155,330) cash to be paid to the Sight Science shareholders on the one-year anniversary of the Closing; an aggregate of 95,667 restricted shares of the Company (14,350,000 pre-split), which are the subject of lock-up agreements between the Parties and which at Closing were valued at £184,768 (US$287,000). In

January, 2012 the Parties agreed to a rescheduling of the deferred consideration due on January 4, 2013 to be paid over the course of the six months from January to June 2013

As required under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805, Business Combinations, the Company commissioned an independent appraisal of the assets acquired which was finalized in March 2012. The Company determined the fair value of the assets acquired pursuant to the acquisition method as defined in ASC 805 and ASC 350, Intangibles-Goodwill and Other. Included in this valuation were assumptions concerning the cost of equity determined via the build-up method, the cost of debt and the weighted average cost of capital. Cash flows as included in the valuation were projected based on historical operations as well as management’s projections for future results based on these historical amounts. The trademark and patent valuations were based upon the Relief-from Royalty Method on an after tax basis. The value of the Internally Developed Software was based upon the Multi-period Excess Earnings Method utilizing, among other factors, a discount rate based on the Weighted Average Cost of Capital.

As a result, the Company generated negative goodwill on the acquisition of $66,394 which has been recorded in the Consolidated Statement of Operations for the year ended December 31, 2012.

The expenses of the transaction, which primarily comprised legal fees and audit fees in connection with the Form 8-K/A filed on March 21, 2012 and the ASC 805 valuation amounted to $18,285.

The following table represents the final purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

Amount

Trademarks and Tradenames	$121,157
Patents	180,183
Internally Developed Software	363,472
Other Net Assets	(758)
664,054
Negative Goodwill on acquisition	(66,394)
Purchase Price	$597,660

Assuming the acquisition discussed above had occurred on January 1, 2011, for the year ended December 31, 2011, pro forma revenues, net loss and net loss per share for the Company would have been $1,001,624 $(4,743,324) and $(0.896), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the period presented, nor are they necessarily indicative of future operating results.

Deferred Consideration

As stated above, £100,000 of the cash consideration is deferred for payment in monthly installments from January to June 2013. This is recorded in Other Current Liabilities and at December 31, 2012 amounted to $161,530.

4.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Vycor Medical, Inc., and its wholly-owned subsidiaries, NovaVision, Inc. (a Delaware corporation), NovaVision GmbH (a German corporation) and Sight Science Limited (a UK corporation), both wholly owned subsidiaries of NovaVision, Inc. NovaVision GmbH was converted from an AG on July 4, 2012. The Company is headquartered in Boca Raton, FL. The operations of Sight Science have been consolidated since January 4, 2012 the date of the completion of the acquisition of all the shares of Sight Science. All material inter-company accounts, transactions, and profits have been eliminated in consolidation.

Revenue Recognition

Vycor Medical generates revenue from the sale of its surgical access system to hospitals and other medical professionals. Vycor Medical records revenue when a completed contract for the sale exists, the product is invoiced and shipped to the customer. Vycor Medical does provide for product returns or warranty costs.

NovaVision generates revenues from various programs, therapy services and other sources such as license sales. Therapy services revenues represent fees from NovaVision’s vision restoration therapy software, diagnostic software, medical devices, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision recognizes revenue for providing the vision restoration therapy as the Company’s work effort is expended. NovaVision provides vision restoration therapy directly to patients.  The typical vision restoration therapy consists of six modules, performed on average over 6 months in the U.S. and 10 months in Germany. A patient contract comprises set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period.  Patient therapy is restricted to being completed by a patient within a specified time frame.

Deferred revenue results from patients paying for the therapy in advance of receiving the therapy.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.  We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.  Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

Inventories

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's consolidated statements of operations.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of long lived assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2012 and 2011, the amounts charged to research and development expenses were $126,042 and $115,665, respectively.

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc. on November 30, 2010 and $363,472 as part of the acquisition of the assets of Sight Science Limited on January 4, 2012. For the years ended December 31, 2012 and 2011 there was no capitalization of software development costs.

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, amortization of intangible assets, and the fair values of options and warrants included in the determination of debt discounts and share based compensation.

Stock Compensation

The Company recognizes the cost of all share-based payments under the relevant authoritative accounting guidance.  Share-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock.  For share-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of ASC Topic 718, “Stock Compensation” (formerly referred to as SFAS No. 123(R)). Share-based payments to consultants, service providers and other non-employees are accounted for under in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance.

Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The embedded conversion option in connection with our convertible debt could not be exercised unless and until we completed a Qualifying Financing transaction. Accordingly, we determined based on authoritative guidance that the embedded conversion option is deemed to be a contingent conversion rather than active conversion option that did not require accounting recognition at the commitment dates of the issuances of the Notes.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Fair Value Measurements

We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	December 31, 2012	December 31, 2011
Stock options outstanding	5,557	5,557
Warrants to purchase common stock	1,749,874	1,747,347
Debentures convertible into common stock	368,726	368,726
Preferred shares convertible into common stock	582,233	930,382
Total	2,706,390	3,052,012

Recent Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

5.   NOTES PAYABLE

As of December 31, 2012 and 2011 Notes Payable consists of:

	December 31, 2012	December 31, 2011

On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management (“Fountainhead”), the beneficial owner of more than 50% of the Company’s common stock. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $1.88 per share, subject to adjustment and does not require bifurcation. These debentures were originally due August 31, 2010 and the due date has been extended over time to December 31, 2013.

	441,362	441,362

On September 30, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $2.63 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, and the due date has been extended over time to December 31, 2013.

	175,000	175,000

On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The debentures were originally due August 31, 2011, and the due date has been extended over time to December 31, 2013.	400,000	400,000

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is due on December 31, 2012, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $2.85 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. The debentures were originally due December 31, 2012 and the due date has been extended over time to December 31, 2013.

	300,000	300,000

	December 31, 2012	December 31, 2011

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 2,667 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company at the conversion price of $4.50 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended over time to June 30th, 2013

	300,000	300,000

In the period July to December 2012 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $300,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	300,900	-

In the period August to December 2012 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $115,500. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	115,500	-

In the period August to December 2012 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $98,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	98,550	-

In September 2012 the Company issued short term, unsecured notes payable to Osbaldo Trading Limited in the amount of $42,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	42,900	-

	December 31, 2012	December 31, 2011
Unsecured, non-interest bearing loan from the chief executive of NovaVision AG, advanced a total of €8,250 to NovaVision AG, repayable in monthly installments. As of June 30, 2012 the loan had been repaid in full and December 31, 2011 the remaining balance was €8,250.	-	10,660

Insurance policy finance agreements	21,290	9,103

Total Notes Payable:	$2,195,502	$1,636,125

As of December 31, 2012, $1,316,362 of Company's notes payable are secured by a first security interest in all of the assets of the Company. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of each of the convertible debt instruments set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

6.   SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Set out below are the revenues, gross profits and total assets for each segment.

	December 31,
	2012	2011
Revenue:
Vycor Medical	$770,676	$548,463
NovaVision	434,587	422,904
Total Revenue	$1,205,263	$971,367
Gross Profit:
Vycor Medical	668,729	439,422
NovaVision	357,004	355,687
Total Gross Profit	$1,025,733	$795,109

	December 31,
	2012	2011
Total Assets:
Vycor Medical	1,055,026	2,068,084
NovaVision	1,506,134	1,503,556
Total Assets	2,561,160	$3,571,640

(b) Geographic information. The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	December 31,
	2012	2011
Revenue:
United States	$952,256	$740,967
Europe	253,007	230,400
Total Revenue	$1,205,263	$971,367
Gross Profit:
United States	$810,809	$607,702
Europe	214,924	194,651
Total Gross Profit	$1,025,733	$802,353
Total Assets:
United States	$2,475,933	$3,470,993
Germany	85,227	100,647
Total Assets	2,561,160	$3,571,640

7.  PROPERTY AND EQUIPMENT

As of December 31, 2012 and 2011, Property and Equipment and the estimated lives used in the computation of depreciation are as follows:

	Estimated Useful Lives	December 31, 2012	December 31, 2011

Machinery and equipment	3 years	123,355	$106,368
Leasehold Improvements	5 years	6,206	-
Purchased Software	3 years	17,833	15,607
Molds and Tooling	5 years	234,230	234,230
Furniture and fixtures	7 years	21,533	21,130
Therapy Devices	3 years	76,513	59,065
Internally Developed Software	5 years	923,215	559,304
		1,402,885	995,704

Less: Accumulated depreciation and amortization		(575,496)	(324,413)

Property and Equipment, net		$827,389	$671,291

Depreciation expense for the years ended December 31, 2012 and 2011 was $247,156 and $157,676 respectively, including $22,610 and $16,725 respectively for Therapy Devices which is allocated to Cost of Sales.

8.   INTANGIBLE ASSETS

As of December 31, 2012 and 2011, Intangible Assets consists of:

	December 31,
	2012	2011
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$705,662	$492,147
Accumulated Amortization	(202,767)	(112,568)
	$502,895	$379,579

Amortized intangible assets: Website (5 years useful life)
Gross carrying Amount	$18,909	$18,909
Accumulated Amortization	(16,137)	(14,003)
	$2,772	$4,906

Intangible assets not subject to amortization
Trademarks	251,157	130,000

Intangible asset amortization expense for the periods ended December 31, 2012 and 2011 was $104,344 and $69,022, respectively.

9.   EQUITY

Certain Equity Transactions

In January and February 2011, the Company issued an aggregate of 50,527 shares of common stock to three investors at a price of $2.85 per share for aggregate gross proceeds of $144,000.

During the period from January 1, 2011 through December 31, 2011, the Company issued 5,920 shares of Common Stock (valued at $20,000) to Steven Girgenti and 645 shares of Common Stock (valued at $2,174) Dr Oscar Bronsther in consideration for services provided to the Board of Directors; and 1,217 shares of Common Stock (valued at $6,250) to Alvaro Pasual-Leone, and 926 shares of Common Stock (valued at $6,250) to each of Jason Barton and Jose Romano, in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

On March 2, 2011, the Company issued warrants to seven parties to purchase 98,070 shares of the Company's common stock at a price of $4.50 per share. The warrants are exercisable over a period of three years from the date of issuance.

On March 25, 2011, in connection with the issuance by the Company of a term note for $300,000 to EuroAmerican Investment Corp, the Company issued warrants to purchase 2,667 shares of Company common stock at an exercise price of $4.50 per share for a period of three years from the date of issuance. The estimated fair value of this warrant was recorded as a debt discount at issuance and was amortized over the three-month term of the loan as interest expense.

In April 2011, the Company issued 162,965 shares of common stock together with Warrants to purchase 81,842 shares of common stock at an exercise price of $4.50 per share for a period of three years for aggregate gross proceeds of $550,000.

In April 2011, in connection with a consultancy agreement, the Company issued 120,000 shares of common stock (valued at $360,000) to Jerrald Ginder. On June 25, 2011, pursuant to an amendment to this consultancy agreement, the Company issued an additional 17,778 shares of common stock to Mr. Ginder in lieu of aggregate monthly cash payments due under the agreement totaling $60,000.

In May 2011, the Company issued 57,779 shares of common stock together with Warrants to purchase 28,889 shares of Company common stock at an exercise price of $4.50 per share for a period of three years for aggregate gross proceeds of $195,000.

On June 7, 2011, the Company completed the sale of 31.4 Units comprising Series C Convertible Preferred Shares and Warrants (the "Units") to accredited investors (the "Investors") (the "Preferred Offering") for aggregate proceeds of $1,570,000. The Units were issued pursuant to separate Series C Convertible Preferred Stock Purchase Agreements (the "Agreements") between the Company and each of the Investors.  This sale was an initial closing (the "Initial Closing") under the Agreements which allows for maximum proceeds of $3,000,000. Each Unit was priced at $50,000 and comprised one share of Series C Preferred Convertible Stock convertible (at the Holder's option or mandatorily upon the occurrence of certain events) into 14,815 shares of the Company's Common Stock ($3.38 per share) and a Warrant to purchase 7,408 shares of the Company's Common Stock at $4.50 per share (subject to adjustments) for a period of three years (the "Warrant" or "Warrants").  A total of 31.4 shares of Series C Convertible Preferred Stock convertible into 465,186 shares of the Company's Common Stock and Warrants to purchase 232,593 shares of the Company's Common Stock were issued.  On June 28, 2011, the Company completed a second closing of the Preferred Offering (the "Second Closing") with the sale of an additional 15.40 Units to Investors for aggregate proceeds of $770,000. An additional 15.40 shares of Series C Convertible Preferred Stock convertible into 228,149 shares of the common stock and Warrants to purchase 114,074 shares of the Company's common stock were issued in connection with the Second Closing.  The Company entered into a Registration Rights Agreement with the Investors with respect to the Warrants. In December 2011, by mutual consent for technical reasons, the sale of 1 unit of Series C Convertible Preferred Stock convertible into 14,815 shares of the Company's Common Stock was rescinded; the Company returned the $50,000 invested and the investor returned the preferred share and the warrants to purchase 7,408 shares of the Company's Common Stock.

On June 3, 2011, in connection with a consultancy agreement, the Company issued 103,334 shares of common stock (valued at $348,750) to GreenBridge Capital Partners IV, LLC. 68,889 of these shares remained held in escrow and are subject to clawback options, at the Company's sole descretion, exerciseable in equal tranches by April 15 and 30, 2012.

On June 6, 2011, in connection with a consultancy agreement, the Company issued 6,667 shares of common stock (valued at $22,500) to Burnham Hill Advisors, LLC.

Burnham Hill Partners LLC ("BHP") served as placement agent in connection with the sale of 24.8 Units in the Preferred Offering. Pursuant to a placement agent agreement with BHP, the Company paid BHP a cash placement fee equal to seven percent (7%) of the gross proceeds received by the Company from Units placed by BHP. Also pursuant to the placement agent agreement, the Company issued BHP Warrants (the "Placement Agent Warrants") to purchase a number of shares equal to seven percent (7%) of the number of shares of common stock issuable upon conversion of the 24.8 Units placed by BHP (25,719 shares) in the Preferred Offering. The Placement Agent Warrants are exercisable for three years from the date of issuance at an exercise price of $3.38 per share. In connection with the investor rescinding in December 2011 referred to above, the number of warrants was reduced to 24,682.

On June 30, 2011, the entire principal and unpaid interest on a Debenture dated December 3, 2010 payable to Berardino Investment Group in the original principal amount of $40,000 was converted into 14,453 shares of common stock at a conversion price of $2.85 per share.

Under the terms of a Consulting Agreement dated February 10, 2010 with Fountainhead, the Company was required to issue to Fountainhead fully vested warrants to purchase 260,425 shares of the Company's common stock should certain conditions be met during the term of the Consulting Agreement. These warrants are exercisable at $1.88 per share for a period of five years from February 2010. These warrants became issuable upon completion of the Preferred Offering and were issued in June 2011.

In July 2011 the Company issued Warrants to purchase 15,334 shares of Company common stock at an exercise price of $4.50 per share for a period of three years to Millenium Capital Corporation in respect of consulting and advisory services.

On August 4, 2011, the Company completed a final closing of the Preferred Offering (the "Final Closing") with the sale of an additional 13.2 Units to Investors for aggregate proceeds of $660,000. An additional 13.2 shares of Series C Convertible Preferred Stock convertible into 195,556 shares of the Company's Common Stock and Warrants to purchase 97,778 shares of the Company's Common Stock were issued in connection with the Final Closing. An aggregate of 60 Units were sold to Investors in the First Closing, Second Closing and Final Closing of the Preferred Offering for total proceeds of $3,000,000. A total of 60 shares of Series C Convertible Preferred Stock, convertible into an aggregate of 888,889 shares of Common Stock, and Warrants to purchase 444,444 shares of the Company's Common Stock.

In August 2011 2,858 shares of Common Stock (valued at $10,000) to McCombie Group, LLC in respect of consulting agreements.

On August 26, 2011, the Company completed a new sale of 3.8 Units comprising Series C Convertible Preferred Shares and Warrants (the "Units") to an accredited investor (the "Investor") (the " New Preferred Offering") for aggregate proceeds of $190,000. Each Unit was priced at $50,000 and comprised one share of Series C Preferred Convertible Stock convertible (at the Holder's option or mandatorily upon the occurrence of certain events) into 14,815 shares of the Company's Common Stock ($3.38 per share) and a Warrant to purchase 7,408 shares of the Company's Common Stock at $4.50 per share (subject to adjustments) for a period of three years (the "Warrant" or "Warrants").

In September 2011 the Company entered into a Consulting Agreement with Dr Oscar Bronsther with regard to certain potential clinical studies utilizing Vycor's VBAS product. Under the terms of the agreement, Dr Bronsther received warrants to purchase up to 2,667 of the Company's Common Stock for a period of three years from September 30, 2011 at a price of $4.50 per share.

On September 30, 2011 the Company issued 3,400 shares of Company common stock to Joe Simone in respect of an amendment to a previously disclosed consulting agreement.

In December 2011 the Company issued 2,687 shares of Common Stock to Fountainhead Capital Partners Limited in respect of the exercise of December 2006 warrants, and received $443.26 in cash.

On January 4, 2012, an aggregate of 95,667 restricted shares of the Company were issued to Prof. Sahraie and the University of Aberdeen, relating to the acquisition of all of the shares of Sight Science, Ltd. (“Sight Science”) by NovaVision.

During the period from January 1, 2012 through December 31, 2012, the Company issued 5,928 shares of Common Stock (valued at $20,000) to each of Steven Girgenti and Dr Oscar Bronsther in consideration for services provided to the Board of Directors, 3,704 shares of Common Stock (valued at $12,500) to each of Alvaro Pasual-Leone, Jason Barton and Jose Romano, and 2,778 shares of Common Stock (valued at $9,375) to Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

In April 2012 the Company issued 8,889 shares of Common Stock (valued at $30,000) to Brunella Jacs, LLC in respect of consultancy services provided the Company.

In June 2012, following the exercise of the Company’s option to repurchase shares of Common Stock from Greenbridge Capital Partners, IV, LLC, a total of 68,889 shares were repurchased into Treasury Stock at $1,033.33.

In August 2012, 137,778 shares of Common Stock previously issued to Mr. Jerrald Ginder under the terms of Consulting Agreement were returned to the Company in consideration of a full settlement of performance and amounts due under the Consulting Agreement; the shares were retired.

During the period from January 1, 2012 through December 2012, the Company issued a total of 348,152 shares of Common Stock in respect of conversion of Series C Preferred Stock.

During the period from May 1, 2012 through December 31 2012, the Company issued a total of 50,372 shares of Common Stock at $3.375 for a total consideration of $170,000 to four investors.

On November 30, 2012 the Company made a charitable donation of 14,815 shares of Common Stock valued at $16,667 to The Fiducuary Foundation.

On November 30, 2012 the Company entered into 12 month consulting agreements with Del Mar Consulting, Inc and Alex Partners, LLC to provide investor relations and investor awareness consultancy services. Under these agreements, Del Mar and Alex Partners received shares 140,000 and 93,334 Common Shares valued at $157,500 and $105,000 respectively.

10.   SHARE-BASED COMPENSATION

Stock Option Plan

The Company adopted the Vycor Medical, Inc. Employee, Director, and Consultant Stock Plan (the “Plan”) as of February 13, 2008. The Plan provides for both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company.   The board of directors establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code.  Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date.  The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date.  The options expire on the date determined by the board of directors, but may not extend mare than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over three years.  The vesting Period for non-employees is determined based on the services being provided. The maximum number of shares of stock which may be delivered under the plan shall automatically increase by a number sufficient to cause the number of shares covered by the plan to equal 10% of the total number of shares of stock then outstanding on a fully diluted basis.

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the years ended December 31, 2012 and 2011.

Initial grants of options to purchase 3,334 shares were issued under the Plan on February 13, 2008 to each of Kenneth T. Coviello, the Company’s Chief Executive Officer and Heather N. Vinas, the Company’s President at an exercise price of $20.25 per share.  The options vested 33-1/3% on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas’ resignation as President of the Company in May 2010, 667 unvested options were cancelled. For the years ended December 31, 2012 and 2011, the Company recognized share-based compensation of $0 and $0, respectively.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of December 31, 2012 there were no awards of any stock appreciation rights.

The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the “measurement date” using an option pricing model. The “measurement date” for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant.

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2010	777,371	$2.35
Granted	987,869	3.78
Exercised	(2,687)	0.17
Cancelled or expired	(15,212)	12.96
Outstanding at December 31, 2011	1,747,341	$3.07
Granted	4,667	4.50
Exercised	-	-
Cancelled or expired	(2,140)	36.00
Outstanding at December 31, 2012	1,749,868	$3.03

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2010	5,557	$20.25
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2011	5,557	$20.25
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2012	5,557	$20.25

As of December 31, 2012, the weighted-average remaining contractual life of outstanding warrants and options is 1.93 and 5.12 years, respectively.

Non-Employee Stock Compensation

Under the terms of a consulting agreement dated February 2010, the Company issued fully vested warrants to Fountainhead to purchase up to 260,425 shares of the Company's common stock at $1.88 per share. The warrants are valid from February 10, 2010 for a period of five years. The fair value of these warrants was estimated using the Black-Scholes option pricing model and was amortized over the two-year life of the consultancy agreement, to February 2012. For year the ended December 31, 2012, $20,397 was recognized as share-based compensation in connection with this agreement.

During the year ended December 31, 2012, the Company issued an aggregate of 5,928 shares of common stock, valued at $20,000, to each of Steven Girgenti and Oscar Bronsther for services rendered to the board of directors. For the ended December 31, 2012, 2012, a total of $30,000 was recognized as share-based compensation for the issuance of these shares.

During the year ended December 31, 2012 the Company issued an aggregate of 3,704 shares of common stock, valued at $12,500, to each of Alvaro Pascual-Leone, Jason Barton and Jose Romano and 2,778 shares of Common Stock, valued at $9,375, to Josef Zihl for services rendered to the Scientific Advisory Board of NovaVision. For the ended December 31, 2012, an aggregate of $46,875 was recognized as share-based compensation for the issuance of these shares.

Under the terms of a one-year consultancy agreement with Mr. Jerrald Ginder dated March 2011, as amended June 2011, the company issued an aggregate of 137,778 restricted shares of common stock of the Company. The stock was valued by the Company at $420,000 and was amortized over the life of the agreement as share-based compensation expense. For the year ended December 31, 2012, aggregate compensation recognized in respect of the Consulting Agreement, as amended, was $109,570. The consultancy was fully expensed as of March 31, 2012. This Agreement is further discussed in Note 14.

In June 2011, the Company entered into a one-year Consulting Agreement with GreenBridge Capital Partners, IV, LLC, to provide consulting and advisory services to the Company. Under the terms of this agreement, GreenBridge was to receive up to 103,334 shares of the Company’s common stock. The stock was valued by the Company at $348,750 and was amortized over the life of the agreement as share-based compensation expense, in accordance with the performance under that agreement. As further discussed in Note 14, in May 2012 the Company exercised its option to repurchase 68,889 shares. Accordingly, a total of $116,250 was recognised as expense under this agreement. As at December 31, 2011, $113,344 had been recognized and for the year ended December 31, 2012, $2,906 was recognized as share-based compensation in connection with this agreement.

In April 2012 the Company entered into a consultancy agreement with Brunella Jacs, LLC for certain corporate and strategic advisory services. Under the terms of the agreement, Brunella Jacs was issued 8,889 shares of Common Stock, valued at $30,000. For the year ended December 31, 2012, aggregate compensation recognized in respect of this agreement was $30,000.

On May 14, 2012, the Company entered into a three-month Consulting Agreement with OneSource Advisors, LLC to provide consulting and advisory services to the Company, which was amended on August 31, 2012. Under the terms of the Consulting Agreement, on September 30, 2012 OneSource received warrants to purchase up to 4,667 of the Company’s Common Stock for a period of three years from May 14, 2012 at a price of $4.50 per share. The fair value of these warrants was estimated at $8,708 using the Black-Scholes model and the full value was recognized immediately.

On November 30, 2012 the Company entered into 12 month consulting agreements with Del Mar Consulting, Inc and Alex Partners, LLC to provide investor relations and investor awareness consultancy services. Under these agreements, Del Mar and Alex Partners received shares Common Shares valued at $157,500 and $105,000 respectively. The value of these shares is being amortized over the period of the agreement, and for the year ended December 31, 2012 stock compensation of $21,875 was recognized as share-based compensation in connection with this agreements.

Aggregate stock-based compensation expense charged to operations on stock and warrants granted to the above non-employees the year ended December 31, 2012 is $280,331. As of December 31, 2012, there was $240,625 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model in years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
Risk-free interest rates	0.31-2.39%	0.42-1.60%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	96-99%	96-99%
Vycor Common Stock fair value	$1.88-$4.50	$3.00-$4.50

12. INCOME TAXES

Loss Before Taxes

	December 31, 2012	December 31, 2011
Domestic	$2,613,733	$4,455,038
Foreign	312,477	323,505
	$2,926,210	$4,778,543

Deferred Income Taxes

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012	December 31, 2011
Operating loss carry-forward	$2,700,000	$2,100,000
Deferred tax asset before Valuation allowance	2,700,000	2,100,000
Valuation allowance	(2,700,000)	(2,100,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2012 and December 31, 2011.

Net Operating Loss Carry-Forwards

As of December 31, 2012 and 2011, the Company has U.S. accumulated losses for tax purposes of approximately $7,600,000 and $6,000,000 respectively, which may be carried forward and offset against U.S. taxable income, and which expire during the tax years 2027 through 2031.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and  in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards  may be subject to the above limitations.

As of December 31, 2012 and 2011, had German accumulated losses for tax purposes of approximately $490,000 and $450,000 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations. Such carry-forwards are subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership.

As of December 31, 2012 and 2011, had UK accumulated losses for tax purposes of approximately $100,000 and $0 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates

The applicable US income tax rate for the Company for both of the years ended December 31, 2012 and 2011 was 35%.

Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2012 and 2011 was 35%; the UK applicable rate for the year ended December 31, 2012 was 24% respectively.

US income taxes and foreign withholding taxes were not provided for on undistributed earnings of the Company’s foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to US in the form of dividends or otherwise, after the repayment of intercompany debt, the Company would be subject to additional US income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Uncertain Tax Position

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2012 and 2011. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

13.   COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft. located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the years ended December 31, 2012 and 2011 were $190,023 and $180,255, respectively.

Potential German tax liability and connected professional fees

In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the period ended December, 2012.

Related to the above tax situation, the Company has incurred advisory fees. The Company believes it also has a strong claim against certain professional advisors for a recovery of the full amount of the fees, however such recovery may be limited to a statutory minimum. Accordingly the Company has made a provision in the period ended December 31, 2012 for the full amount of these fees, being approximately €39,000 ($50,105).

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

VBAS Limited Product Recall

In August 2012 the Company initiated a limited product recall having identified a microscopic fiber in a single lot of its TC171105 model. Further investigation concluded that there was a very low incidence of this microscopic fiber in the lot, which had not been picked up during the inspection process. The FDA was notified and all customers with units that had been distributed (a total of 5 customers in the U.S. and 2 customers internationally) were contacted and the units were recalled and replaced with re-inspected and passed units, or internationally re-inspected under 100% enhanced inspection guidelines; this recall and replacement process was completed in November 2012 and there are no affected units on the marketplace. In January 2013, following their review, classified the recall as a Class I. The Company is in the process of closing out this recall with the FDA.

Vycor re-inspected all remaining units in the lot prior to shipment under 100% enhanced inspection procedures and took steps to ensure that this issue was contained to this lot and that other lots and products were not affected (this is one of 12 products sold by Vycor). The likely source of the fiber was identified and corrective steps implemented in both the manufacturing and inspection processes to ensure that the issue would not re-occur.

Vycor is not able at this time to determine whether there will be any financial impact on the Company as a result of this recall. However, the limited replacement of defective units is immaterial and at this time the Company does not believe there are additional costs of sufficient materiality to make a reserve provision in its financial statements. Vycor’s customers have appreciated that Vycor took swift voluntary action to remove this product from the marketplace, even though the incidence of this fiber and therefore the risk was low, before any units could be used, and to maintain Vycor’s high safety and quality standards.

14. CONSULTING AND OTHER AGREEMENTS

The Company has entered into the following consulting and other agreements during the year ended December 31, 2012:

Consulting Agreement with OneSource Advisors, LLC.

On May 14, 2012, the Company entered into a three-month Consulting Agreement with OneSource Advisors, LLC to provide consulting and advisory services to the Company, which was amended on August 31, 2012. Under the terms of the Consulting Agreement, on September 30, 2012 OneSource received warrants to purchase up to 4,667 of the Company’s Common Stock for a period of three years from May 14, 2012 at a price of $4.50 per share.

Consulting Agreement with Del Mar Consulting Group, Inc and Alex Partners, LLC.

On November 30, 2012 the Company entered into 12 month consulting agreements with Del Mar Consulting, Inc and Alex Partners, LLC to provide investor relations and investor awareness consultancy services. Under these agreements, Del Mar and Alex Partners received shares Common Shares valued at $157,500 and $105,000 respectively.

The following agreements remained in force during the period:

Consulting Agreement with Fountainhead Capital Management Limited ("Fountainhead")

In February 2010 the Company entered into a Consulting Agreement with Fountainhead, which was the subject of a Supplement Agreement in May, 2011 to recognize Fountainhead's expanded responsibilities as a result of the acquisition by the Company of the assets of NovaVision, Inc. Under the terms of the Agreement and Supplement, the Company will pay to Fountainhead a monthly retainer of $37,500 ($8,500 under the Original Agreement and $29,000 under the Supplement). This monthly retainer shall be accrued and paid out to Fountainhead at the option of Fountainhead as follows: (i) in Vycor stock at any time at $1.88 per share for the Original Agreement and $3.38 per share for the Supplement; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof at any time after June 30, 2011. Notwithstanding, Fountainhead has the option to receive up to $5,000 of monthly retainer in cash each month, commencing April 1, 2011. The term of the Consulting Agreement is to May 5, 2013.

Consulting Agreement with Jerrald Ginder

In March 2011, as amended June 2011, the Company entered into a one-year consultancy agreement with Mr. Jerrald Ginder, a sales executive of Stryker Corporation, effective April 1, 2011. Under the terms of the agreement Mr. Ginder received 137,778 restricted shares of common stock of the Company. The stock was valued by the Company at $420,000 and was amortized over the life of the agreement ending March 30, 2012 as share-based compensation expense.

On August 7, 2012, the Company and Mr. Ginder reached a Settlement and Mutual General Release Agreement relative to the Consulting Agreement whereby it was acknowledged by all parties that the Consulting Agreement expired as of April 1, 2012 and that Mr. Ginder would cause to be delivered to the Company 137,778 shares of Company Common Stock previously issued to Mr. Ginder in consideration of a full settlement of performance and amounts due under the Consulting Agreement and a mutual general release among the parties. As of September 12, 2012, these shares were returned to the Company and retired.

Consulting Agreement with GreenBridge Capital Partners, IV, LLC

On June 3, 2011, the Company entered into a Consulting Agreement ("Consulting Agreement") with GreenBridge Capital Partners, IV, LLC, a Delaware limited liability company ("GreenBridge"), to provide consulting and advisory services to the Company. Under the terms of this agreement GreenBridge was to receive up to 103,334 shares of the Company's Common Stock. Said shares were subject to a Company repurchase option, which could be exercised within specified time periods at the Company's sole discretion.

As of June 30, 2012, the Company had exercised its option to repurchase 68,889 of the 103,334 shares for a total purchase price of $1,033.33. The Company also believes that it is entitled to the return of the remaining 34,445 shares because it contends that GreenBridge breached the Consulting Agreement and failed to deliver the services it was obligated to perform pursuant to the terms of the Consulting Agreement. The Company has filed an action relative to this matter with the American Arbitration Association alleging causes of action based upon breach of contract and fraud. In March 2013 Greenbridge returned to the Company all of the 34,445 shares being sought by the Company. At this time, the Company cannot project whether it will achieve a successful result in connection with the remainder of the action or any other related actions. The Company has reserved its right to claim legal costs.

Agreement with Partizipant, LLC

On July 31, 2011, the Company entered into an Agreement (the "Agreement") with Partizipant, LLC, a Delaware limited liability company ("Partizipant"), to provide a broad range of investor relations and public relations services. Pursuant to the Agreement, the Company agreed to pay Partizipant a one-time payment of $300,000.

The Company believes that Partizipant has not adequately performed its services under the Agreement and that it is entitled to the return of a substantial portion of the amounts paid under the terms of the Agreement. The Company has filed an action relative to this matter with the American Arbitration Association alleging causes of action based upon breach of contract and fraud. This action is still in its early stages and a hearing is set for September 2013. At this time, the Company cannot project whether it will achieve a successful result in this action.

15. RELATED PARTY TRANSACTIONS

During July to December 2012, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $309,900; and to Peter Zachariou, a director of the Company, for a total of $115,550. The loan notes are subordinated to the Company’s secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

In November 2012, Fountainhead and Peter Zachariou, a director of the Company, extended the maturity of secured loans totaling $1,016,362 and $300,000 respectively from December 31, 2012 to March 31, 2013. These have been subsequently extended to December 31, 2013.

On November 30, 2012 the Company entered into an Option Agreement with Heather Vinas, a director of the Company, to purchase up to 54,834 warrants to purchase Common Stock held by Mrs Vinas at $0.87. On January 1, 2013 and on the first day of each calendar month thereafter, the Company shall have the right to an Option Exercise with respect to 4,570 Warrants. The Company, in its sole discretion, may elect to cease its Option Exercises at any time. This was subsequently amended on January 15, 2013 to commence on February 15, 2013. The Company and Mrs Vinas are currently in discussions regarding this agreement.

There were no other related party transactions during the year ended December, 2012 other than the payment or accrual of fees under the Fountainhead Consulting agreement described in 14 above.

16. SUBSEQUENT EVENTS

Share Issuance

During January 2013, the Company issued 1,482 shares of Common Stock (valued at $5,000) to each of Steven Girgenti and Oscar Bronsther, M.D. in consideration for services provided to the Board of Directors, and 926 shares of Common Stock (valued at $3,125) to each of Alvaro Pasual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

Reverse Stock Split

On January 11, 2013, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of 1 for 150 on the issued and outstanding Common Stock par value $0.0001 (“Common Stock”).  On January 15, 2013 (the “Effective Date”), the Company effectuated its reverse stock split.  On the Effective date, the Company implemented a one for 150 share reverse split of its Common Stock.  On the Effective Date, the Company’s pre-split 892,749,897 shares of Common Stock became 5,951,744 post-split shares of Common Stock, including the issuance of 79 shares of Common Stock for the round-up of partial shares.  In connection with the reverse split, the Company’s authorized capital was not changed.  All relevant information relating to the number of shares and per share information has been retrospectively adjusted to reflect the recerse stock split for all periods presented.

Loan Funding

During January to March, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $130,000; and to Peter Zachariou, a director of the Company, for a total of $145,000. The loan notes are subordinated to the Company’s secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

Sight Science Acquisition Deferred Consideration Amendment

In February 2013, The Company and its subsidiary, Nova Vision, Inc. agreed, among other things, to extend the payment schedule for the payment of the cash consideration and working capital excess by the Company to the University of

Aberdeen and Prof. Arash Sahriae pursuant to the original Sale Agreement between the parties dated as of January 2012 to a period ending June 30, 2013.

GreenBridge Litigation

In March 2013 Greenbridge returned to Vycor all of the 34,445 shares being sought by the Company. At this time, the Company cannot project whether it will achieve a successful result in connection with the remainder of the Action or any other related actions.

Loan Extensions

In March 2013, Fountainhead and Peter Zachariou, a director of the Company, extended the maturity of secured loans totaling $1,016,362 and $300,000 respectively from March 31, 2013 to December 31, 2013.

Option Agreement

On October 12, 2012 the Company entered into an Option Agreement with Kenneth T. Coviello, the Company’s former Chief Executive Officer, to purchase up to 109,668 warrants to purchase Common Stock held by Mr. Coviello at $0.87. On January 1, 2013 the Company shall have the right to an Option Exercise with respect to 27,417 Warrants. On the first day of each calendar month therafter, the Company shall have the right to an Option Exercise with respect to 9,139 Warrants per month, for a period of 9 months. On January 15, 2013 this was amended to commence on February 15, 2013. The Company, in its sole discretion, may elect to cease its Option Exercises at any time.

On November 30, 2012 the Company entered into an Option Agreement with Heather Vinas, a director of the Company, to purchase up to 54,834 warrants to purchase Common Stock held by Mrs Vinas at $0.87. On January 1, 2013 and on the first day of each calendar month thereafter, the Company shall have the right to an Option Exercise with respect to 4,570 Warrants. On January 15, 2013 this was amended to commence on February 15, 2013. The Company, in its sole discretion, may elect to cease its Option Exercises at any time.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation the Company’s President and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

b)

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2012.

Management believes that the material weakness set forth above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

(c)      Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company’s management, including the Company’s President and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

Subsequent Events

Share Issuance

During January 2013, the Company issued 1,482 shares of Common Stock (valued at $5,000) to each of Steven Girgenti and Oscar Bronsther, M.D. in consideration for services provided to the Board of Directors, and 926 shares of Common Stock (valued at $3,125) to each of Alvaro Pasual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

Reverse Stock Split

On January 11, 2013, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of 1 for 150 on the issued and outstanding Common Stock par value $0.0001 (“Common Stock”).  On January 15, 2013 (the “Effective Date”), the Company effectuated its reverse stock split.  On the Effective date, the Company implemented a one for 150 share reverse split of its Common Stock.  On the Effective Date, the Company’s pre-split 892,749,897 shares of Common Stock became 5,951,744 post-split shares of Common Stock, including the issuance of 79 shares of Common Stock for the round-up of partial shares.  In connection with the reverse split, the Company’s authorized capital was not changed.  All relevant information relating to the number of shares and per share information has been retrospectively adjusted to reflect the recerse stock split for all periods presented.

Loan Funding

During January to March 2013, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $130,000; and to Peter Zachariou, a director of the Company, for a total of $145,000. The loan notes are subordinated to the Company’s secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

Sight Science Acquisition Deferred Consideration Amendment

In February 2013, The Company and its subsidiary, Nova Vision, Inc. agreed, among other things, to extend the payment schedule for the payment of the cash consideration and working capital excess by the Company to the University of Aberdeen and Prof. Arash Sahriae pursuant to the original Sale Agreement between the parties dated as of January 2012 to a period ending June 30, 2013.

GreenBridge Litigation

In March 2013 Greenbridge returned to Vycor all of the 34,445 shares (5,166,667 pre-split) being sought by the Company. At this time, the Company cannot project whether it will achieve a successful result in connection with the remainder of the action or any other related actions. (See Item 3—LEGAL PROCEEDINGS, above)

Loan Extensions

In March 2013, Fountainhead and Peter Zachariou, a director of the Company, extended the maturity of secured loans totaling $1,016,362 and $300,000 respectively from March 31, 2013 to December 31, 2013.

Option Agreement

On October 12, 2012 the Company entered into an Option Agreement with Kenneth T. Coviello, the Company’s former Chief Executive Officer, to purchase up to 109,668 warrants to purchase Common Stock held by Mr. Coviello at $0.87. On January 1, 2013 the Company shall have the right to an Option Exercise with respect to 27,417 Warrants. On the first day of each calendar month therafter, the Company shall have the right to an Option Exercise with respect to 9,139 Warrants per month, for a period of 9 months. On January 15, 2013 this was amended to commence on February 15, 2013. The Company, in its sole discretion, may elect to cease its Option Exercises at any time.

On November 30, 2012 the Company entered into an Option Agreement with Heather Vinas, a director of the Company, to purchase up to 54,834 warrants to purchase Common Stock held by Mrs Vinas at $0.87. On January 1, 2013 and on the first day of each calendar month thereafter, the Company shall have the right to an Option Exercise with respect to 4,570 Warrants. On January 15, 2013 this was amended to commence on February 15, 2013. The Company, in its sole discretion, may elect to cease its Option Exercises at any time.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age
Adrian Christopher Liddell	Chairman of the Board and a Director	54
David Marc Cantor	President and a Director	46
Peter C. Zachariou	Executive Vice President and a Director	51
Heather N. Vinas	Director	33
Pascale Mangiardi	Director	40
Steven Girgenti	Director	67
Oscar Bronsther, M.D.	Director	60

Adrian Christopher Liddell, 54, has been Chairman of the Board and a Director of the Company since January 2010. He is an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. Mr. Liddell has 30 years of strategic, corporate and financial advisory and company investment. From 2003-2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003, Mr. Liddell served as Managing Director, Mergers & Acquisitions at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998, Mr. Liddell held various positions at Samuel Montagu & Co, Lehman Brothers and Erik Penser Corporate Finance in London. Mr. Liddell qualified as a Chartered Accountant in 1984 and holds an MA from Christ’s College, Cambridge University.

David Marc Cantor, 46, has been President of the Company since September 2010 and a Director since January 2010. He is an investment manager of Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies across a broad range of sectors. Mr. Cantor has over 22 years experience in Investment Banking with a focus on Mergers and Acquisitions and Equity Capital Raisings. Prior to Fountainhead from 2001 – 2005 he was at Citigroup Capital Markets where he was Co-head of its European Business Development and subsequently European Head of its Diversified Industrials and Aerospace activities. Prior to Citigroup he was a Managing Director in M&A at Donaldson Lufkin & Jenrette and worked at Lehman Brothers both in New York and London in both the Equity capital and M&A groups. Mr. Cantor has a BSc with Honours from City Business School, London.

Peter C. Zachariou, 51, was appointed a Director of the Company in May 2010 and Executive Vice President in September 2010. He is an investment manager for Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. For the past 20 years, Mr. Zachariou has been an active investor in a variety of companies and industries, both public and private, specializing in workouts and capital formation.  Mr. Zachariou's investments and activities have predominantly been in U.S. emerging and growth companies across a broad range of industry sectors.  He has also been proprietor and operator of several businesses in the U.K. and U.S. in the manufacturing, retail and leisure industries.

Heather N. Vinas, 33, is our founder and former President and a director. Ms. Vinas has more than 10 years experience in the medical profession ranging from hospitals to medical device manufacturing. Ms. Vinas joined us in November 2005. Ms. Vinas’s most recent position from 2001-2005 was as Director of Sales at Misonix, Inc., a public NASDAQ-listed medical device company that specializes in ultrasonic surgical devices for orthopedic, neurosurgical, wound and urological applications. Ms. Vinas’s responsibilities included international and domestic business development, knowledge and certification in export compliance, regulatory approval process and high-level executive contact and negotiations at some of the largest device companies in the world such as Tyco, Mentor, Aesculap, Richard Wolf and ACMI. She was also responsible for both domestic and international sales development. Ms. Vinas belongs to the Brain Injury Association, American Brain Tumor Association, and the National Association for Female Executives. She holds an Associates Degree in Business with a focus on Human Sciences and has additional credits in business administration from Katharine Gibbs College.

Pascale Mangiardi, 40, has been our director since October 30, 2007. She is presently the founder and President of Rougemont Management Services LLC and Chief Financial Officer of Optimus Services, LLC. From 2002-2006, she was a financial officer for John R. Mangiardi, MD, PC and from 2001 - 2002, she was the Assistant CEO at Hirslanden-Group Management AG, Zurich. Ms. Mangiardi holds a Diploma from the Swiss Business Administration School.

Steven Girgenti, 67, has been a director since November 19, 2008.  He is presently the Managing Partner of Medi-Pharm Consulting, LLC providing strategic services to a number of medical device, pharmaceutical and diagnostic businesses.  Steve was formerly President, CEO, Director and Co-Founder of DermWorx, a specialty pharmaceutical company dedicated to solutions for dermatological conditions. Steve was also the Worldwide Chairman of Ogilvy Healthworld, a leading global healthcare communications network with 55 offices in 36 countries.  The network has more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world's leading healthcare companies.  Mr. Girgenti founded Healthworld in 1986 and, under his leadership, the company made numerous acquisitions to expand and diversify the business.  Healthworld went public in 1997.  In addition to Vycor Medical, Mr. Girgenti has served as a Director of Burren Pharmaceuticals and Pharmacon International.  He is also Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City, and is on the Board of Directors for Jack Martin Fund, a Mt. Sinai Hospital affiliated charitable organization devoted to pediatric oncology research.  He graduated from Columbia University and has worked in the pharmaceutical industry since 1968 for companies such as Bristol-Myers Squibb, Carter Wallace and DuPont, as well as advertising agencies that specialize in healthcare. During his career, Steve has held positions in marketing research, product management, new product planning and commercial development.

Oscar Bronsther, M.D., F.A.C.S, 60, has been a director since November 2011. Dr. Bronsther is currently Clinical Professor at George Washington University, Washington, DC and has served in that capacity since 2002. He had previously served as an Associate Professor at the University of Rochester, Rochester, NY (1994-2001), University of Pittsburgh, Pittsburgh, PA (1989-1994) and University of California San Diego (1984). He also serves as the Chairman, Section of General Surgery at Inova Fairfax Hospital. Since 2002, he has served as a Board Member, National Board Member and Director of Transplant Services of Kaiser Permanente Medical Group. Dr. Bronsther is a graduate of the University of Rochester (B.A. 1973) and Downstate Medical Center, Brooklyn, N.Y. (M.D. 1978). He did post-graduate work at Downstate Medical Center (Research Assistant 1975; Kidney Transplant Fellowship 1983-1984), Mount Sinai Medical Center, New York, N.Y (Residency 1978-1983) and Children’s Hospital Medical Center, Boston, MA (Research Fellowship 1980-1981). He resides in Potomac, MD.

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

Committees of the Board of Directors

Our Company has two committees of its Board of Directors—(a) a Nominating and Governance Committee and (b) a Management Compensation Committee. The Board of Directors has approved charters for each committee. At this time, Steven Girgenti is the only appointed member to each of these committees. The Committees are intended to operate consistent with applicable NASDAQ governance requirements.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2012 and 2011, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2012 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as our executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Kenneth T. Coviello	2012	$115,817	$70,643						$186,460
(Chief Executive Officer*)	2011	$153,989	—	—	$ 29,212	—	—	$12,578	$195,779
Richard P. Denness	2012	$57,500	—		—		—	—	$57,500
(Chief Executive Officer**) David Cantor	2012	$—	—	—	—	—	—	—	—
(President)	2011	$—	—	—	—	—	—	—	—

*Resigned effective August 3, 2012

**Resigned effective December 31, 2012

(1) Management Warrants

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Initial grants under the 2008 Stock Plan were to Kenneth T. Coviello and Heather N. Vinas of options to purchase 1,000,000 shares in the aggregate. There were no option exercises by or stock vested any holder in fiscal 2012 or 2011. Following the resignation of Heather N. Vinas, 1,111 options were cancelled.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Kenneth T. Coviello	2/15/2008		-	3,334	$20.25	2/12/2018

Heather N. Vinas	2/15/2008		-	2,223	$20.25	2/12/2018

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	6,667	$20.25	17,676
Equity compensation plans not approved by security holders	3,333	28.50	–
Total	7,000	$20.70	17,676

(1)     As of December 31, 2012

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price ($)	Warrant Expiration Date
None

Total		-

Employment Agreements

On July 2, 2012, the Company entered into an Employment Agreement with Richard P. Denness to serve as the Company’s Chief Executive Officer effective August 3, 2012. This Employment Agreement was terminated concurrent with Mr. Denness’ departure on December 31, 2012.

Effective December 29, 2009, the Company entered into new employment agreements with each of our former Chief Executive Officer, Mr. Kenneth Coviello and with our Former President, Ms. Heather Vinas. These new employment agreements superseded all prior employment agreements or arrangements between the Company and these individuals. Ms. Vinas’ employment agreement terminated when she resigned her employment with the Company in May 2010. Mr. Coviello’s employment agreement terminated when he resigned his employment with the Company in August 2012.

Effective September 30, 2010, the Company entered into identical employment agreements with David Cantor to serve as the Company’s President and Peter C. Zachariou to serve as the Company’s Executive Vice President. Each employment agreement continues until August 30, 2011 and is then automatically extended unless terminated by either party, and provides that the executives will receive no compensation for services rendered under the agreements.

Compensation of Directors

During the period January 1, 2012 through February 2013, we granted Steven Girgenti a total of 5,928 shares of the Company’s Common Stock for Mr. Girgenti’s service to the Board of Directors. During the period January 1, 2012 through February 2013, we granted Oscar Bronsther, M.D. a total of 5,928 shares of the Company’s Common Stock for Dr. Bronsther’s service to the Board of Directors. Each of Mr. Girgenti and Dr. Bronsther is entitled to receive $5,000 in cash or stock at the option of the company per quarter. No other directors of the Company receive compensation for their service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of March 20, 2013.  Unless noted, the address for the following beneficial owners and management is 6401 Congress Ave., Suite 140, Boca Raton, FL 33487.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Heather N. Vinas	93,039	1.56%
Common Stock	Pascale Mangiardi	—	0.00%
Common Stock	Steven Girgenti	21,898	*
Common Stock	Adrian Christopher Liddell	--	0.00%
Common Stock	Marc David Cantor	--	0.00%
Common Stock	Peter C. Zachariou	--	0.00%
Common Stock	Oscar Bronsther, M.D	9,350	*
Common Stock	All executive officers and directors as a group	124,287	2.08%
Common Stock	Fountainhead Capital Management Limited Portman House Hue Street, St. Helier, Jersey JB4 5RP	4,732,288	66.58%

*       Less than 1%

(1)

In determining beneficial ownership of our common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of common stock owned by a person or entity on March 20 2013, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 20, 2013 (5,920,634 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)

In addition, in determining the percent of common stock owned by a person or entity on March 20, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on March 20 2012 (5,920,634 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During July to December 2012, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $309,900; and to Peter Zachariou, a director of the Company, for a total of $115,550. The loan notes are subordinated to the Company’s secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

In November 2012, Fountainhead and Peter Zachariou, a director of the Company, extended the maturity of secured loans totaling $1,016,362 and $300,000 respectively from December 31, 2012 to March 31, 2013. These have been subsequently extended to December 31, 2013.

On November 30, 2012 the Company entered into an Option Agreement with Heather Vinas, a director of the Company, to purchase up to 54,834 warrants to purchase Common Stock held by Mrs Vinas at $0.87. On January 1, 2013 and on the first day of each calendar month thereafter, the Company shall have the right to an Option Exercise with respect to 4,570 Warrants. The Company, in its sole discretion, may elect to cease its Option Exercises at any time. This was subsequently amended on January 15, 2013 to commence on February 15, 2013. The Company and Mrs Vinas are currently in discussions regarding this agreement.

There were no other related party transactions during the year ended December, 2012 other than the payment or accrual of fees under the Fountainhead Consulting agreement described herein.

Director Independence

As of March 11, 2013, of our seven (7) directors, only Steven Girgenti, Oscar Bronsther and Pascale Mangiardi are considered "independent" in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining directors are not considered “independent”. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and December 31, 2011, respectively, were approximately $39,500 and $41,900.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2012 and 2011 were $3,620 and $3,885 respectively.

All Other Fees

Fees billed for other products or services provided by our principal accountant for the fiscal years ended December 31, 2012 and December 31, 2011 were $2,275 and 0, respectively.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of December 31, 2012 and 2011 (audited)

•

Statements of Operations for the years ended December 31, 2012 and 2011 (audited)

•

Statements of Stockholders’ Deficit from January 1, 2009 to December 31, 2012 (audited)

•

Statement of Cash Flows for the years ended December 31, 2012 and 2011 (audited)

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
April 1, 2013
By:
/s/ Adrian Liddell
________________________

Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)
Date
April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:
/s/ Heather Vinas
________________________

Heather Vinas
Director
Date
April 1, 2013
By:
/s/ Pascale Mangiardi
_________________________

Pascale Mangiardi
Director
Date
April 1, 2013
By:
/s/ Steven Girgenti
_________________________

Steven Girgenti
Director
Date
April 1, 2013

By:
/s/ Adrian Christopher Liddell
_________________________

Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)
Date
April 1, 2013
By:
/s/ David Marc Cantor
_________________________

David Marc Cantor
President and Director (Principal Executive Officer
Date
April 1, 2013
By:
/s/ Peter C. Zachariou
_________________________

Peter C. Zachariou
Executive Vice President and Director
Date
April 1, 2013

By:
/s/ Oscar Bronsther, M.D.
_________________________

Oscar Bronsther, M.D.
Director
Date
April 1, 2013