Form 10-Q
period 2013-03-31
VYCOR MEDICAL INC
filed 2013-05-15
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 March 31, 2013

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

There were 6,317,955 shares outstanding of registrant's common stock, par value $0.0001 per share, as of May 10, 2012.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS

Current Assets
Cash	$15,924	$59,821
Accounts receivable, net	83,619	144,347
Inventory	267,970	290,508
Prepaid expenses and other current assets	363,935	429,102
Total Current Assets	731,448	923,778

Fixed assets, net	774,422	827,389

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	512,497	502,895
Website, net of accumulated amortization	2,292	2,772
Security deposits	53,169	53,169
Total Intangible and Other assets	819,115	809,993

TOTAL ASSETS	$2,324,985	$2,561,160

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$214,603	$187,789
Accrued interest	238,033	195,138
Accrued liabilities	1,273,678	1,198,463
Other current liabilities	137,938	241,918
Notes payable - current	2,536,100	2,195,502
TOTAL CURRENT AND TOTAL LIABILITIES	4,400,352	4,018,810

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 39.3 issued and outstanding as at March 31, 2013 and December 31, 2012	$1	$1
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 6,029,879 and 6,020,555 shares issued and outstanding at March 31, 2013 and December 31, 2012 respectively	603	602
Additional Paid-in Capital	13,163,988	13,141,489
Treasury Stock (103,334 and 68,889 shares of Common Stock as at March 31, 2013 and December 31, 2012 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(15,250,586)	(14,587,914)
Accumulated Other Comprehensive Income	11,660	(10,795)

Total Stockholders' Deficiency	(2,075,367)	(1,457,650)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,324,985	$2,561,160

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Operations
(unaudited)

	For the three months ended March 31,
	2013	2012

Revenue	$231,674	$432,601

Cost of Goods Sold	30,018	79,422

Gross Profit	201,656	353,179

Operating expenses:
Research and development	31,350	24,687
Depreciation and Amortization	86,269	81,576
General and administrative	683,658	1,054,973
Negative Goodwill on Acquisition of Subsidiary	-	(66,394)
Costs related to Acquisition of Subsidiary	-	18,285

Total Operating expenses	801,277	1,113,127

Operating loss	(599,621)	(759,948)

Other income (expense)
Other income (expense)	(20,158)	8,118
Interest expense	(42,893)	(31,600)
Total Other expense	(63,051)	(23,483)

Net Loss Before Taxes	(662,672)	(783,430)

Net Loss	(662,672)	(783,430)

Loss Per Share
Basic and diluted	$(0.11)	$(0.14)

Weighted Average Number of Shares Outstanding	5,947,998	5,554,218

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(662,672)	$(783,430)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	30,186	25,935
Depreciation of fixed assets	62,951	57,377
Share based compensation and expense	88,125	149,342

Changes in assets and liabilities:
Accounts receivable	60,195	(440)
Inventory	22,464	(127,741)
Prepaid expenses	(1,144)	143,226
Accounts payable	26,987	16,061
Accrued interest	42,895	31,658
Accrued liabilities	78,315	103,281
Other current liabilities	(12,048)	(516)

Cash used in operating activities	(263,746)	(385,247)
Cash flows used in investing activities:
Purchase of fixed assets	(10,063)	(8,047)
Acquisition of subsidiary, net of cash acquired	(89,945)	(153,601)
Acquisition of patents	(39,141)	3,690
Cash used in investing activities	(139,149)	(157,958)
Cash flows from financing activities:
Net proceeds from issuance of Notes Payable	352,737	3,842
Repayment of Notes Payable	(12,111)	(9,103)
Cash provided by (used in) financing activities	340,626	(5,261)
Effect of exchange rate changes on cash	18,372	3,616
Net increase (decrease) in cash	(43,897)	(544,850)
Cash at beginning of period	59,821	950,841
Cash at end of period	$15,924	$405,991

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$197
Taxes paid	$-	$-
Non-Cash Transactions:
Acquisition of subsidiary, net of cash acquired
Trademarks and Tradenames	$-	$121,157
Patents	-	180,183
Internally Developed Software	-	363,472
Other Net Assets	-	(758)
Negative Goodwill on Acquisition	-	(66,394)
	$-	$597,660
Warrants, options and common stock issued for acquisition of subsidiary	-	(287,000)
Deferred consideration payable	89,945	(155,330)
Foreign exchange difference on deferred consideration	-	(1,729)
	$89,945	$153,601

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of Vycor Medical, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2012 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated financial statements for the three months ended March 31, 2013 and 2012, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition and results of operations. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

2.  FORMATION AND BUSINESS OF THE COMPANY

Business Description

Vycor Medical, LLC was formed on June 17, 2005 as a New York Limited Liability Company. The Company changed its name to Vycor Medical, Inc. and converted to a Delaware Corporation on August 14, 2007 and issued 107 shares of common stock in exchange for each of the 1,122 partnership units outstanding at date of conversion. The assets, liabilities and operations of the Company did not change pursuant to this reorganization, and the accompanying financial statements are presented as if the change occurred on the first day of the earliest period presented. Accordingly, all references to number of shares prior to the date of conversion are based upon the common stock equivalent of the partnership units outstanding on such dates.

The Company designs, develops and markets neurological medical devices and therapies through two operating divisions: Vycor Medical and NovaVision. Vycor Medical focuses on brain and cervical surgical access systems for sale to hospitals and medical professionals; NovaVision focuses on neuro-stimulation therapies and diagnostic devices for the treatment and screening of vision field loss.

3.   GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $662,672 for the three months ended March 31, 2013, and the Company expects to incur additional losses. The Company has generated negative cash flows from operations since inception. As of March 31, 2013, current liabilities exceeded current assets by $3,668,904 the Company had a stockholders' deficit of $2,075,367 and cash and cash equivalents of $15,924. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	March 31,	March 31,
	2013	2012
Stock options outstanding	5,557	5,557
Warrants to purchase common stock	1,749,874	1,745,207
Debentures convertible into common stock	368,727	368,726
Preferred shares convertible into common stock	582,233	826,681
Total	2,706,391	2,946,171

5.   NOTES PAYABLE

As of March 31, 2013 and December 31, 2012 Notes Payable consists of:

	March 31, 2013	December 31, 2012
On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management ("Fountainhead"), the beneficial owner of more than 50% of the Company's common stock. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $1.88 per share, subject to adjustment and does not require bifurcation. These debentures were originally due August 31, 2010 and the due date has been extended over time to December 31, 2013.	441,362	441,362

	March 31, 2013	December 31, 2012
On September 30, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $2.63 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, and the due date has been extended over time to December 31, 2013.	175,000	175,000

On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The debentures were originally due August 31, 2011, and the due date has been extended over time to December 31, 2013.	400,000	400,000

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $2.85 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. The debentures were originally due December 31, 2012 and the due date has been extended over time to December 31, 2013.	300,000	300,000

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. ("EuroAmerican"). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company at the conversion price of $0.03 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended over time to June 30, 2013.	300,000	300,000

In the period July to December 2012 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $300,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	300,900	300,900

In the period August to December 2012 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $115,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	115,550	115,550

In the period August to December 2012 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $98,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	98,550	98,550

	March 31, 2013	December 31, 2012
In September 2012 the Company issued short term, unsecured notes payable to Osbaldo Trading Limited in the amount of $42,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	42,900	42,900

In the period January to March 2013 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $189,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	189,000	-

In the period January to March 2013 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $145,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	145,000	-

Insurance policy finance agreements	27,838	21,240

Total Notes Payable:	$2,536,100	$2,195,502

As of March 31, 2013, $1,316,362 of Company's notes payable are secured by a security interest in all of the assets of the Company. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of each of the convertible debt instruments set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

6.   SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss and which includes Sight Science. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,
	2013	2012
Revenue:
Vycor Medical	$130,665	$321,781
NovaVision	101,009	110,820
Total Revenue	$231,674	$432,601
Gross Profit:
Vycor Medical	$116,279	$260,588
NovaVision	85,377	92,591
Total Gross Profit	$201,656	$353,179

	March 31, 2013	December 31, 2012
Total Assets:
Vycor Medical	$940,625	$1,055,026
NovaVision	1,384,360	1,506,134
Total Assets	$2,324,985	$2,561,160

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,
	2013	2012
Revenue:
United States	$179,515	$362,248
Europe	52,159	70,353
Total Revenue	$231,674	$432,601

Gross Profit:
United States	$156,188	$290,769
Europe	45,468	62,410
Total Gross Profit	$201,656	$353,179

	March 31, 2013	December 31, 2012
Total Assets:
United States	$2,273,997	$2,475,933
Europe	50,988	85,227
Total Assets	$2,324,985	$2,561,160

7.   EQUITY

Certain Equity Transactions

During January to March 2013 the Company issued 1,482 shares of Common Stock (valued at $5,000) to Steven Girgenti and 2,632 shares of Common Stock (valued at $5,000) to Dr Oscar Bronsther in consideration for services provided to the Board of Directors; and 926 shares of Common Stock (valued at $3,125) to Alvaro Pascual-Leone and Josef Zihl and 1,646 shares of Common Stock (valued at $3,125) to Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

On January 11, 2013, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of 1 for 150 on the issued and outstanding Common Stock par value $0.0001 ("Common Stock"). On January 15, 2013 (the "Effective Date"), the Company effectuated its reverse stock split. On the Effective date, the Company implemented a one for 150 share reverse split of its Common Stock. On the Effective Date, the Company's pre-split 892,749,897 shares of Common Stock became 5,951,744 post-split shares of Common Stock, including the issuance of 66 shares of Common Stock for the round-up of partial shares. In connection with the reverse split, the Company's authorized capital was not changed. All relevant information relating to the number of shares and per share information has been retrospectively adjusted to reflect the recerse stock split for all periods presented.

In March 2013 GreenBridge Capital Partners, IV, LLC returned to Vycor all of the 34,445 shares being sought by the Company under an action filed by the Company in July 2012. These shares have been taken into Treasury Stock.

8.   SHARE-BASED COMPENSATION

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the three month periods ended March 31, 2013 and 2012.

Initial grants of options to purchase 500,000 shares were issued under the Plan on February 13, 2008 to each of Kenneth T. Coviello, the Company's Chief Executive Officer and Heather N. Vinas, the Company's President at an exercise price of $0.135 per share.  The options vested 33-1/3% on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas' resignation as President of the Company in May 2010, 166,667 unvested options were cancelled. The Company recognized share-based compensation of $0 for the three months ended March 31, 2012 and 2011.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2011	1,747,347	$3.07
Granted	4,667	4.50
Exercised	-	-
Cancelled or expired	(2,140)	36.00
Outstanding at December 31, 2012	1,749,874	$3.03
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2013	1,749,874	$3.03

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2011	5,557	$20.25
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2012	5,557	$20.25
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2013	5,557	$20.25

As of March 31, 2013, the weighted-average remaining contractual life of outstanding warrants and options is 1.69 and 4.88 years, respectively.

Non-Employee Stock Compensation

During the three months ended March 31, 2013, the Company issued an aggregate of 1,482 and 2,632 shares of common stock, respectively, valued at $5,000, to each of Steven Girgenti and Oscar Bronsther for services rendered to the board of directors. For the three months ended March 31, 2013, a total of $10,000 was recognized as share-based compensation for the issuance of these shares.

During the three months ended March 31, 2013 the Company issued an aggregate of 926, 1,646, 1,646 and 926 shares of common stock, respectively, valued at $3,125, to each of Alvaro Pascual-Leone, Jason Barton, Jose Romano and Josef Zihl for services rendered to the Scientific Advisory Board of NovaVision. For the three months ended March 31, 2013, an aggregate of $12,500 was recognized as share-based compensation for the issuance of these shares.

On November 30, 2012 the Company entered into 12 month consulting agreements with Del Mar Consulting, Inc and Alex Partners, LLC to provide investor relations and investor awareness consultancy services. Under these agreements, Del Mar and Alex Partners received shares Common Shares valued at $157,500 and $105,000 respectively. The value of these shares is being amortized over the period of the agreement, and for the three months ended March 31, 2013 stock compensation of $65,625 was recognized as share-based compensation in connection with these agreements.

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the above non-employees for the three months ended March 31, 2013 was $88,125. As of March 31, 2013, there was $175,000 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for options and warrants expensed in the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Risk-free interest rates	-	2.39%
Expected life	-	3 years
Expected dividends	-	0%
Expected volatility	-	96%
Vycor Common Stock fair value	-	$1.88-$3.38

9.   COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company's subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the three months ended March 31, 2013 and 2012 were $48,553 and $48,198 respectively.

Potential German tax liability and connected professional fees

In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the three months ending March 31, 2013 or the year ended December 31, 2012.

Related to the above tax situation, the Company has incurred advisory fees. The Company believes it also has a strong claim against certain professional advisors for a recovery of the full amount of the fees, however such recovery may be limited to a statutory minimum. Accordingly the Company has made a provision in the period ended December 31, 2012 for the full amount of these fees, being approximately €39,000 ($50,105); there were no costs incurred in the three months ended March 31, 2013.

Potential Patent Infringement

The Company is aware that a potential competitor is developing a product similar to VBAS for sale in a foreign market.  If this product comes to market, Vycor has the option to take action to enforce its patent rights.  As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims.

VBAS Limited Product Recall

In August 2012 the Company initiated a limited product recall having identified a microscopic fiber in a single lot of its TC171105 model. Further investigation concluded that there was a very low incidence of this microscopic fiber in the lot, which had not been picked up during the manufacturer’s inspection process. The FDA was notified and all customers with units that had been distributed (a total of 5 customers in the U.S. and 2 customers internationally) were contacted and the units were recalled and replaced with re-inspected and passed units, or internationally re-inspected under 100% enhanced inspection guidelines; this recall and replacement process was completed in the US in September 2012 and internationally in November 2012 and there are no affected units on the marketplace. In January 2013, following their review, the FDA classified the recall as a Class I. The Company has submitted a recall termination request to the FDA.

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

Management believes that a decline in sales during February 2013 may have at least partially been the result of the posting by the FDA in late January 2013 of the Class 1 classification to the recall and which created some short-term customer instability. Notwithstanding, for the period commencing March 1, 2013 and continuing through early May, 2013, the Company's sales have returned to pre-February 2013 levels and Vycor is not able at this time to determine whether there will be any additional financial impact on the Company as a result of this recall. Vycor's customers have appreciated that Vycor took swift voluntary action to remove this product from the marketplace, even though the incidence of this fiber and therefore the risk was low, before any units could be used, and to maintain Vycor's high safety and quality standards.

10. CONSULTING AND OTHER AGREEMENTS

The Company has entered into no new consulting or other agreements during the three months ended March 31, 2013. The following agreements remained in force during the period:

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

11. RELATED PARTY TRANSACTIONS

During January to March 2013, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $189,000; and to Peter Zachariou, a director of the Company, for a total of $145,000. During April, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $29,000; and to Peter Zachariou, a director of the Company, for a total of $45,000. The loan notes are subordinated to the Company's secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

In March 2013, Fountainhead and Peter Zachariou, a director of the Company, extended the maturity of secured loans totaling $1,016,362 and $300,000 respectively from March 31, 2013 to December 31, 2013.

In April 2013, in connection with her departure from the Board of Directors, the Company and Heather Vinas entered into a Warrant Exercise and Share Sales Agreement (the "Agreement"). Under the terms of the Agreement Mrs. Vinas agreed to exercise her warrants to purchase 54,834 shares of Common Stock, which are exercisable on a cashless basis, at a price of $2.60 per share and receive 32,152 shares of Common Stock. Following this exercise, Mrs Vinas holds an aggregate of 66,272 shares of Common Stock. The Agreement also requires Mrs Vinas not to sell more than 16,000 shares in any 30-day period.

During April and May 2013, Fountainhead Capital Management sold warrants to purchase 124,375 shares of Vycor Common Stock at an exercise price of $1.88 per share. These warrants were granted to Fountainhead by the Company in February 2010 and were sold by Fountainhead to investors at a price of $0.10 per warrant share. The warrants were immediately exercised by the investors.

There were no other related party transactions during the three months ended March 31, 2013 other than the payment or accrual of fees under the Fountainhead Consulting agreement described in 10 above.

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q.

Share Issuance

During April and May 2013, the Company issued 668 and 1,335 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board; and 2,632 shares of Common Stock (valued at $5,000) to Steve Girgenti in consideration for services provided to the Board of Directors.

During April and May 2013, the Company issued 31,727 and 32,152 shares of Common Stock respectively on exercise of warrants by Kenneth Coviello and Heather Vinas. The warrants had an exercise price of $1.08 and were exercisable on a cashless basis.

During April and May 2013, the Company issued 124,375 shares of Common Stock in respect of the exercise of warrants to purchase 124,375 shares by 4 investors. The exercise price of the warrants was $1.88 per share and the Company received cash proceeds of $233,335.

Conversion of Preferred Shares

During April and May 2013, the Company issued a total of 198,521 shares of Common Stock in respect of conversion of Series C Preferred Stock.

Warrant Sale

During April and May 2013, Fountainhead Capital Management sold 124,375 warrants to purchase Vycor Common Stock at an exercise price of $1.88 per share. These warrants were granted to Fountainhead by the Company in February 2010 and were sold by Fountainhead to investors at a price of $0.10 per warrant. The warrants were immediately exercised by the investors.

Loan Funding

During April, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $29,000; and to Peter Zachariou, a director of the Company, for a total of $45,000. The loan notes are subordinated to the Company's secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

Formation of Audit Committee

On April 30, 2013 the Company’s Board of Directors took formal action to form an Audit Committee and adopted an Audit Committee Charter of Operations. At the same time, the Company’s board of directors appointed Lowell Rush as Chairman and a member of the Audit Committee and to serve as the Audit Committee’s Financial Expert. Messrs. Steven Girgenti and Adrian Liddell were also appointed as members of the Audit Committee of the board of directors.

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

Vycor Medical

Introduction

Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. Vycor Medical is ISO 13485:2003 compliant, has U.S. FDA 510(k) clearance for brain and spine surgeries, and CE Marking for Europe (Class III) as well as applicable regulatory approvals in Australia, Canada, China, Japan and Russia for sale of its brain access system. Vycor Medical's ViewSite Brain Access System (VBAS) is a next generation access and retraction system that was fully commercialized in early 2010. The VBAS device is the first significant technological change to brain tissue retraction and access. The incumbent blade retractor technology has not changed materially in over 50 years in contrast to development in most other neuro-surgical technologies.

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

Vycor Medical's Products

Viewsite Brain Access System (VBAS)

To access a surgical site in the brain, the surgeon needs to remove part of the skull (craniotomy) and then part (retract) the soft brain tissue to access the target site. The current standard of care utilizes a metal blade retractor to force the tissue apart; to maintain the opening the blades are attached to a head frame and tension is applied to the tissue.

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

We believe our Brain Access System offers several advantages over the brain retractor systems, commonly known as ribbon or blade retractors that are metallic, including having the potential to significantly reduce brain tissue trauma resulting from the currently used retractors when accessing deep brain targets. Brain tissue damage caused by retraction has been estimated at 5-10%. The VBAS' unique design and shape helps minimize the size of the brain entry access (size of the corticotomy) necessary for surgical procedures, and reduces the pressure exerted on the tissue that is retracted.

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

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 3 granted and 13 pending patents.

Vycor Medical's 3 granted patents are in the China (Brain), Hong Kong (Brain), and Russia (Brain).

Vycor Medical's 13 pending patents are in: Canada (Brain, Spine), Europe (Brain, Spine), India (Brain, Spine), Japan (Brain and Spine), Hong Kong (Spine), US (Brain Method, Brain Appartus, Spine, Extension Arm).

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

VRT is based on NovaVision's platform technology. The diagnostic algorithm in the VRT product first maps the visual field and defines the areas of defect in patients suffering vision loss. The therapeutic algorithm in the VRT product is then specifically designed for each patient based upon the results of the diagnostic program and it repetitively challenges the visual cortex with thousands of stimuli over the course of time. VRT is generally performed over a four to six month period, twice a day for an hour total, six days a week. The Company maintains broad IP protection. NovaVision has collected significant amounts of data from clinical studies and peer reviewed papers that support the Company's claims about the benefits of its platform technology for vision restoration and other indications. NovaVision has received 510(k) clearance and CE Marking for VRT and NeET (both Class I).

The Market For NovaVision's Therapies

The market for NovaVision's therapies comprises those suffering from vision loss resulting from neurological trauma such as stroke and traumatic brain injury (TBI). The U.S. Centers for Disease Control (CDC) estimates there are 8 million Americans who have previously had a stroke incident, with 740,000 additional cases occurring annually. Additionally, approximately 5.3 million Americans live with long term deficits resulting from a traumatic brain injury (TBI). Based on published reports of industry specialists, A. Pambakian and C. Kennard, it is estimated that approximately 16% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. NovaVision's target market is this subset of patients who have suffered a visual field deficit. Management estimates that NovaVision's addressable target market is approximately 1.5 million people in the US, approximately 1.4 million people in Europe and approximately 6.4 million people throughout the rest of the world.

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

NovaVision's 29 granted patents are in the U.S. (12), Canada (3), Europe (7), Australia (1), China (2), Hong Kong (1), Singapore (1), India (1) and Japan (1).

NovaVision's 10 pending patents are in the U.S. and Canada (3), Europe (5), Australia (1) and Japan (1).

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

Vycor Medical has the following certification/licensing:

•Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

•EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

•ISO 13485.2003

Continuing Regulatory Requirements

Vycor Medical's products have been classified as Class II products by the FDA and cleared for marketing through the 510(k) process. NovaVision's VRT product has been cleared as a Class U product through the 510(k) while its HMP is registered as an exempt Class 1 device.

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

Vycor Medical has obtained the CE marking approval to allow for distribution of its VBAS products in Europe as a Class III device and has received HPB licensing approval for distribution in Canada. NovaVison's VRT and Sight Science's NeET have CE mark registrations as Class I devices in Europe. HMP does not have European regulatory clearance at this time.

Employees

We currently have 14 full-time employees.

Website. The Company operates websites at www.vycormedical.com and www.novavision.com.

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Revenue and Gross Margin:

	2012	2011	% Change
Revenue:
Vycor Medical	$130,665	$321,781	(59)%
NovaVision	101,009	110,820	(9)%
Total Revenue	$231,674	$432,601	(46)%

Gross Profit
Vycor Medical	$116,279	$260,588	(55)%
NovaVision	85,377	92,591	(8)%
Total Gross Profit	$201,656	$353,179	(43%)

Vycor Medical recorded revenue of $130,665 from the sale of its products for the three months ended March 31, 2013, a decrease of $191,116 over the same period in 2012. The decrease in sales was primarily attributable to a shipment to the People's Republic of China (PRC) with a value of $152,850 during the 2012 period that was not repeated in the 2013 period. In addition, management believes that a decline in sales during February 2013 may have at least partially been the result of the posting by the FDA in late January 2013 of a Class 1 classification to the recall which the Company had completed in November 2012, and which created some short-term customer instability.  Notwithstanding, for the period commencing March 1, 2013 and continuing through early May, 2013, the Company's sales have returned to pre-February 2013 levels. Gross margin of 89% was achieved in 2012 compared to 81% for 2012. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower.

NovaVision recorded revenues of $101,009 for the three months ended March 31, 2013, a decrease of $9,811 over the same period in 2012, and gross margin of 85%, compared to 84% for the same period in 2012.

Research and Development Expense:

Research and development ("R&D") expenses were $31,350 for the three months ended March 31, 2013, as compared to $24,687 for the same period in 2012.

General and Administrative Expenses:

General and administrative expenses decreased by $371,315 to $683,658 for the three months ended March 31, 2013 from $1,054,973 for the same period in 2012. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended March 31, 2013 was $88,125, a decrease of $61,217 over $149,342 in 2012. Also included within General and Administrative Expenses are Sales Commissions, which increased by $5,556 to $27,665.

The remaining General and Administrative decrease of $315,654 reflects: reduced investor relations costs ($39,000); reduced professional and consulting fees ($34,907); reduced premises costs ($50,500); reduced payroll costs ($76,022); reduced sales and marketing costs ($43,639); and reduced other costs ($71,586).

Interest Expense:

Interest expense includes interest expense on the Company's debt and insurance policy financing. Interest expense in the three months ended March 31, 2013 increased by $11,293 to $42,893 from $31,600 for the same period in 2012, reflecting increased debt levels.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012	$ Change
Cash	$15,924	$59,821	$(43,897)
Accounts receivable, inventory and other current assets	$715,524	$863,957	$(148,433)
Total current liabilities	$(4,400,352)	$(4,018,810)	$(381,542)
Working capital deficit	$(3,668,904)	$(3,095,032)	$(573,872)
Cash provided by financing activities	$340,626	$728,368	$(387,742)

As of March 31, 2013 we had $15,924 cash, a working capital deficit of $3,668,904 and an accumulated deficit of $15,250,586. Total Stockholders' equity at March 31, 2013 was $2,075,367. Total debt at March 31, 2013, included in the working capital deficit above, was $2,536,100.

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

Going Concern

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $662,672 for the three months ended March 31, 2013, and the Company expects to incur additional losses. The Company has generated negative cash flows from operations since inception. As of March 31, 2013, current liabilities exceeded current assets by $3,668,904 the Company had a stockholders' deficit of $2,075,367 and cash and cash equivalents of $15,924. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Research and Development

The Company expenses all research and development costs as incurred.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At March 31, 2013 and December 31, 2012 patient deposits amounted to $31,121 and $35,000, respectively, and are reserved against in Other Current Liabilities.

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

Inventory

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of March 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning Audit Committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the three months ended March 31, 2013.

Management believes that the material weakness set forth above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Effective April 30, 2013, the Company formed an Audit Committee, comprising two independent directors (one of whom qualifies as a 'Financial Expert') and one management director, and adopted an Audit Committee Charter.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 10, 2013, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the following:

On July 20, 2012, the Company filed Action #13 148 01633 12 with the American Arbitration Association entitled Vycor Medical, Inc. (Claimant) against Greenbridge Capital Partners IV, LLC, Partizipant, LLC, and Joseph D. Kowal (Respondents) (the "Action"). The Action is based on breach of contract and fraud and seeks recovery of 34,445 shares of Company Common Stock previously issued to Greenbridge Capital Partners IV, LLC and recovery of at least $357,000 paid to Partizipant, LLC (including amounts paid to third parties at Partizipant's direction), together with recovery of fees, costs and expenses incurred in connection with the Action. The arbitrator has ruled that he will not entertain the action against Joseph D. Kowal in the arbitration and the Company is considering pursuing an action against Mr. Kowal in California state court. The arbitration is currently in the discovery stage and a hearing is set for September 2013. In March 2013 Greenbridge returned to us all of the 34,445 shares being sought by the Company. At this time, the Company cannot project whether it will achieve a successful result in connection with the remainder of the Action or any other related actions. For the avoidance of doubt, this is an action by the Company against the Respondents and there is no action against the Company.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January to March 2013 the Company issued 1,482 shares of Common Stock (valued at $5,000) to Steven Girgenti and 2,632 shares of Common Stock (valued at $5,000) to Dr Oscar Bronsther in consideration for services provided to the Board of Directors; and 926 shares of Common Stock (valued at $3,125) to Alvaro Pasuale-Leone and Josef Zihl and 1,646 shares of Common Stock (valued at $3,125) to Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During April and May 2013, the Company issued 668 and 1,335 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board; and 2,632 shares of Common Stock (valued at $5,000) to Steve Girgenti in consideration for services provided to the Board of Directors.

During April and May 2013, the Company issued 31,727 and 32,152 shares of Common Stock respectively on exercise of warrants by Kenneth Coviello and Heather Vinas. The warrants had an exercise price of $1.08 and were exercisable on a cashless basis.

During April and May 2013, the Company issued 124,375 shares of Common Stock in respect of the exercise of warrants to purchase 124,375 shares by 4 investors. The exercise price of the warrants was $1.88 per share and the Company received cash proceeds of $233,335. The proceeds will be applied working capital.

During April and May 2013, the Company issued a total of 198,521 shares of Common Stock in respect of conversion of Series C Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

Subsequent events

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q.

Share Issuance

During April and May 2013, the Company issued 668 and 1,335 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board; and 2,632 shares of Common Stock (valued at $5,000) to Steve Girgenti in consideration for services provided to the Board of Directors.

During April and May 2013, the Company issued 31,727 and 32,152 shares of Common Stock respectively on exercise of warrants by Kenneth Coviello and Heather Vinas. The warrants had an exercise price of $1.08 and were exercisable on a cashless basis.

During April and May 2013, the Company issued 124,375 shares of Common Stock in respect of the exercise of warrants to purchase 124,375 shares by 4 investors. The exercise price of the warrants was $1.88 per share and the Company received cash proceeds of $233,335.

Conversion of Preferred Shares

During April and May 2013, the Company issued a total of 198,521 shares of Common Stock in respect of conversion of Series C Preferred Stock.

Warrant Sale

During April and May 2013, Fountainhead Capital Management sold 124,375 warrants to purchase Vycor Common Stock at an exercise price of $1.88 per share. These warrants were granted to Fountainhead by the Company in February 2010 and were sold by Fountainhead to investors at a price of $0.10 per warrant. The warrants were immediately exercised by the investors.

Loan Funding

During April, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $29,000; and to Peter Zachariou, a director of the Company, for a total of $45,000. The loan notes are subordinated to the Company's secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

Formation of Audit Committee

On April 30, 2013 the Company’s Board of Directors took formal action to form an Audit Committee and adopted an Audit Committee Charter of Operations. At the same time, the Company's board of directors appointed Lowell Rush as Chairman and a member of the Audit Committee and to serve as the Audit Committee's Financial Expert.  Messrs. Steven Girgenti and Adrian Liddell were also appointed as members of the Audit Committee of the board of directors.

ITEM 6. EXHIBITS
Index to Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2013.

VYCOR MEDICAL, INC.

By:	/s/ David M. Cantor
David M. Cantor
President and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)