Form 10-Q
period 2013-06-30
VYCOR MEDICAL INC
filed 2013-08-14
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 June 30, 2013

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

There were 6,478,521 shares outstanding of registrant's common stock, par value $0.0001 per share, as of August 9, 2013.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements
Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012
Unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and June 30, 2012
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

	June 30, 2013 (unaudited)	December 31, 2012 (Audited)
ASSETS

Current Assets
Cash	$20,173	$59,821
Accounts receivable, net	92,182	144,347
Inventory	259,139	290,508
Prepaid expenses and other current assets	301,624	429,102
Total Current Assets	673,118	923,778

Fixed assets, net	721,777	827,389

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	498,844	502,895
Website, net of accumulated amortization	2,016	2,772
Security deposits	53,169	53,169
Total Intangible and Other assets	805,186	809,993

TOTAL ASSETS	$2,200,081	$2,561,160

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$237,553	$187,789
Accrued interest	284,973	195,138
Accrued liabilities	1,390,395	1,198,463
Other current liabilities	85,427	241,918
Notes payable - current	2,610,198	2,195,502
TOTAL CURRENT AND TOTAL LIABILITIES	4,608,546	4,018,810

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 21.6 and 39.3 issued and outstanding as at June 30, 2013 and December 31, 2012	$1	$1
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 6,543,314 and 6,020,555 shares issued and outstanding at June 30, 2013 and December 31, 2012 respectively	654	602
Additional Paid-in Capital	13,488,602	13,141,489
Treasury Stock (103,334 and 68,889 shares of Common Stock as at June 30, 2013 and December 31, 2012 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(15,898,412)	(14,587,914)
Accumulated Other Comprehensive Income	1,723	(10,795)

Total Stockholders' Deficiency	(2,408,465)	(1,457,650)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,200,081	$2,561,160

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Revenue	$234,954	$265,386	$466,628	$697,987

Cost of Goods Sold	27,894	40,248	57,912	119,669

Gross Profit	207,060	225,138	408,716	578,318

Operating expenses:
Research and development	21,285	45,860	52,635	70,547
Depreciation and Amortization	89,276	82,590	175,546	164,166
General and administrative	706,111	839,407	1,389,769	1,894,380
Negative Goodwill on Acquisition of Subsidiary	-	-	-	(66,394)
Costs related to Acquisition of Subsidiary	-	-	-	18,285

Total Operating expenses	816,672	967,857	1,617,950	2,080,984

Operating loss	(609,612)	(742,719)	(1,209,234)	(1,502,666)

Other income (expense)
Other income (expense)	8,725	(23,336)	(11,433)	(15,219)
Interest expense	(46,939)	(31,679)	(89,831)	(63,279)
Total Other expense	(38,214)	(55,015)	(101,264)	(78,498)

Net Loss	$(647,826)	$(797,734)	$(1,310,498)	$(1,581,164)

Loss Per Share
Basic and diluted	$(0.10)	$(0.14)	$(0.21)	$(0.28)

Weighted Average Number of Shares Outstanding	6,264,362	5,660,498	6,107,053	5,607,358

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,310,498)	$(1,581,164)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	62,844	51,546
Depreciation of fixed assets	126,512	123,320
Share based compensation and expense	174,064	204,755

Changes in assets and liabilities:
Accounts receivable	51,887	141,390
Inventory	31,329	(145,473)
Prepaid expenses	(4,129)	177,296
Accounts payable	49,853	(18,567)
Accrued interest	89,835	63,448
Accrued liabilities	193,548	218,114
Other current liabilities	(16,302)	51,891

Cash used in operating activities	(551,057)	(713,444)
Cash flows used in investing activities:
Purchase of fixed assets	(20,116)	(17,635)
Acquisition of subsidiary, net of cash acquired	(139,153)	(153,641)
Acquisition of patents	(58,457)	(16,077)
Cash used in investing activities	(217,726)	(187,353)
Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	304,351	120,000
Purchase of shares into Treasury Stock	-	(1,033)
Net proceeds from issuance of Notes Payable	442,962	15,863
Repayment of Notes Payable	(28,236)	(26,528)
Cash provided by (used in) financing activities	719,077	108,302
Effect of exchange rate changes on cash	10,058	11,311
Net increase (decrease) in cash	(39,648)	(781,184)
Cash at beginning of period	59,821	950,841
Cash at end of period	$20,173	$169,657

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$197
Taxes paid	$-	$-
Non-Cash Transactions:
Common stock issued on conversion of Preferred C shares	$885,000	$900,000

Acquisition of subsidiary, net of cash acquired
Trademarks and Tradenames	$-	$121,157
Patents	-	180,183
Internally Developed Software	-	363,472
Other Net Assets	-	(758)
Negative Goodwill on Acquisition	-	(66,394)
	$-	$597,660
Warrants, options and common stock issued for acquisition of subsidiary	-	(287,000)
Deferred consideration payable	139,153	(155,330)
Foreign exchange difference on deferred consideration	-	(1,689)
	$139,153	$153,641

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

The condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition and results of operations. The results of operations for the three months and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

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

3.   GOING CONCERN

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,310,498 for the six months ended June 30, 2013, and the Company expects to incur additional losses. The Company has generated negative cash flows from operations since inception. As of June 30, 2013, current liabilities exceeded current assets by $3,935,428 the Company had a stockholders' deficit of $2,408,465 and cash and cash equivalents of $20,173. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	June 30,	June 30,
	2013	2012
Stock options outstanding	5,557	5,557
Warrants to purchase common stock	1,423,123	1,745,207
Debentures convertible into common stock	368,727	368,726
Preferred shares convertible into common stock	320,007	663,719
Total	2,117,414	2,783,209

5.   NOTES PAYABLE

As of June 30, 2013 and December 31, 2012 Notes Payable consists of:

	June 30, 2013	December 31, 2012
On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management ("Fountainhead"), the beneficial owner of more than 50% of the Company's common stock. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $1.88 per share, subject to adjustment and does not require bifurcation. These debentures were originally due August 31, 2010 and the due date has been extended over time to December 31, 2013	441,362	441,362

On September 30, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $2.63 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, and the due date has been extended over time to December 31, 2013.	175,000	175,000

On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The debentures were originally due August 31, 2011, and the due date has been extended over time to December 31, 2013.	400,000	400,000

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $2.85 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. The debentures were originally due December 31, 2012 and the due date has been extended over time to December 31, 2013.	300,000	300,000

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. ("EuroAmerican"). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company at the conversion price of $4.50 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended over time to September 30, 2013	300,000	300,000

In the period July to December 2012 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $300,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	300,900	300,900

In the period August to December 2012 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $115,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	115,550	115,550

In the period August to December 2012 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $98,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	98,550	98,550

In September 2012 the Company issued short term, unsecured notes payable to Osbaldo Trading Limited in the amount of $42,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	42,900	42,900

In the period January to June 2013 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $234,225. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	234,225	-

In the period January to June 2013 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $190,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	190,000	-

Insurance policy finance agreements. During the six months ended June 30, 2013 the Company received proceeds from Insurance policy finance agreement of $18,737 and made repayments of $28,236	11,711	21,210

Total Notes Payable:	$2,610,198	$2,195,502

As of June 30, 2013, $1,316,362 of Company's notes payable is secured by a security interest in all of the assets of the Company. The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of each of the convertible debt instruments set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Vycor Medical	$146,358	$138,239	$277,024	$460,021
NovaVision	88,596	127,147	189,604	237,966
Total Revenue	$234,954	$265,386	$466,628	$697,987
Gross Profit:
Vycor Medical	$135,152	$118,206	$251,431	$378,795
NovaVision	71,908	106,932	157,285	199,523
Total Gross Profit	$207,060	$225,138	$408,716	$578,318

	June 30, 2013	December 31, 2012
Total Assets:
Vycor Medical	$859,185	$1,055,026
NovaVision	1,340,896	1,506,134
Total Assets	$2,200,081	$2,561,160

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
United States	$180,792	$205,602	$360,307	$567,850
Europe	54,162	59,784	106,321	130,137
Total Revenue	$234,954	$265,386	$466,628	$697,987
Gross Profit:
United States	$161,140	$172,994	$317,328	$463,764
Europe	45,920	52,144	91,388	114,554
Total Gross Profit	$207,060	$225,138	$408,716	$578,318

	June 30, 2013	December 31, 2012
Total Assets:
United States	$1,650,219	$1,935,638
Europe	549,862	625,523
Total Assets	$2,200,081	$2,561,160

7.   EQUITY

Certain Equity Transactions

During January to June 2013 the Company issued: 4,114 shares of Common Stock (valued at $10,000) to Steven Girgenti, 4,787 shares of Common Stock (valued at $10,000) to Dr. Oscar Bronsther and $1,078 shares of Common Stock (valued at $2,500) to Lowell Rush in consideration for services provided to the Board of Directors; and 1,594 shares of Common Stock (valued at $4,688) to Alvaro Pascual-Leone, 2,261 shares of Common Stock (valued at $6,250) to Josef Zihl and 2,319 shares of Common Stock (valued at $4,688) to Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

On January 11, 2013, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of 1 for 150 on the issued and outstanding Common Stock par value $0.0001 ("Common Stock"). On January 15, 2013 (the "Effective Date"), the Company effectuated its reverse stock split. On the Effective date, the Company implemented a one for 150 share reverse split of its Common Stock. On the Effective Date, the Company's pre-split 892,749,897 shares of Common Stock became 5,951,744 post-split shares of Common Stock, including the issuance of 66 shares of Common Stock for the round-up of partial shares. In connection with the reverse split, the Company's authorized capital was not changed. All relevant information relating to the number of shares and per share information has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

In March 2013 GreenBridge Capital Partners, IV, LLC returned to Vycor all of the 34,445 shares being sought by the Company under an action filed by the Company in July 2012. These shares have been taken into Treasury Stock.

During April and May 2013, the Company issued 47,590 and 32,152 shares of Common Stock respectively on exercise of warrants by Kenneth Coviello and Heather Vinas. The warrants had an exercise price of $1.08 and were exercisable on a cashless basis.

During April and May 2013, Fountainhead Capital Management sold 162,250 warrants to purchase Vycor Common Stock at an exercise price of $1.88 per share. These warrants were granted to Fountainhead by the Company in February 2010 and were sold by Fountainhead to 6 investors at a price of $0.10 per warrant. The warrants were immediately exercised by the investors and the Company issued 162,250 shares of Common Stock in respect of the exercise and received cash proceeds of $304,351.

During April to June 2013, the Company issued a total of 262,229 shares of Common Stock in respect of conversion of Series C Preferred Stock.

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the six month periods ended June 30, 2013 and 2012.

Initial grants of options to purchase 500,000 shares were issued under the Plan on February 13, 2008 to each of Kenneth T. Coviello, the Company's then Chief Executive Officer and Heather N. Vinas, the Company's then President at an exercise price of $0.135 per share.  The options vested 33-1/3% on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas' resignation as President of the Company in May 2010, 166,667 unvested options were cancelled. These options have been fully expensed.

Stock appreciation rights may be granted either on a stand alone-basis or in conjunction with all or part of any other stock options granted under the plan.  As of June 30, 2013 there were no awards of any stock appreciation rights.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2011	1,747,341	$3.07
Granted	4,667	4.50
Exercised	-	-
Cancelled or expired	(2,140)	36.00
Outstanding at December 31, 2012	1,749,874	$3.03
Granted	-	-
Exercised	(326,752)	$1.47
Cancelled or expired	-	-
Outstanding at June 30, 2013	1,423,122	$3.39

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2011	5,557	$20.25
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2012	5,557	$20.25
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2013	5,557	$20.25

As of June 30, 2013, the weighted-average remaining contractual life of outstanding warrants and options is 1.41 and 4.63 years, respectively.

Non-Employee Stock Compensation

During the six months ended June 30, 2013, the Company issued an aggregate of 4,114, 4,787 and 1,078 shares of common stock, respectively, valued at $10,000, $10,000 and $2,500 to each of Steven Girgenti, Oscar Bronsther and Lowell Rush for services rendered to the board of directors. For the six months ended June 30, 2013, a total of $22,500 was recognized as share-based compensation for the issuance of these shares.

During the six months ended June 30, 2013 the Company issued an aggregate of 1,594, 2,319 and 2,319 shares of common stock, respectively, valued at $4,688, to each of Alvaro Pascual-Leone, Jason Barton and Jose Romano and 2,261 shares of common stock valued at $6,250 to Josef Zihl for services rendered to the Scientific Advisory Board of NovaVision. For the six months ended June 30, 2013, an aggregate of $20,312 was recognized as share-based compensation for the issuance of these shares.

On November 30, 2012 the Company entered into 12 month consulting agreements with Del Mar Consulting, Inc and Alex Partners, LLC to provide investor relations and investor awareness consultancy services. Under these agreements, Del Mar and Alex Partners received shares Common Shares valued at $157,500 and $105,000 respectively. The value of these shares is being amortized over the period of the agreement, and for the six months ended June 30, 2013 stock compensation of $131,250 was recognized as share-based compensation in connection with these agreements.

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the above non-employees for the six months ended June 30, 2013 was $174,063. As of June 30, 2013, there was $107,375 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for options and warrants expensed in the three months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
Risk-free interest rates	-	2.39%
Expected life	-	3 years
Expected dividends	-	0%
Expected volatility	-	96%
Vycor Common Stock fair value	-	$1.88-$3.38

9.   COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company's subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the six months ended June 30, 2013 and 2012 were $96,444 and $96,367 respectively.

Potential German tax liability and connected professional fees

In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the six months ending June 30, 2013 or the year ended December 31, 2012.

Related to the above tax situation, the Company has incurred advisory fees. The Company believes it also has a strong claim against certain professional advisors for a recovery of the full amount of the fees, however such recovery may be limited to a statutory minimum. Accordingly the Company has made a provision in the period ended December 31, 2012 for the full amount of these fees, being approximately €39,000 ($50,105); there were no costs incurred in the six months ending June 30, 2013.

Potential Patent Infringement

The Company was made aware in 2012 that a competitor had been granted a patent, which infringed that already issued to Vycor. Following investigation, the Company has taken steps to initiate an invalidation of that patent and enforce its patent rights.  As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims.

VBAS Limited Product Recall

In August 2012 the Company initiated a limited product recall having identified a microscopic fiber in a single lot of its TC171105 model. Further investigation concluded that there was a very low incidence of this microscopic fiber in the lot, which had not been picked up during the manufacturer's inspection process. The FDA was notified and all customers with units that had been distributed (a total of 5 customers in the U.S. and 2 customers internationally) were contacted and the units were recalled and replaced with re-inspected and passed units, or internationally re-inspected under 100% enhanced inspection guidelines; this recall and replacement process was completed in the US in September 2012 and internationally in November 2012 and there are no affected units on the marketplace. In January 2013, following their review, FDA classified the recall as a Class I and terminated the recall in May 2013.

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

Management believes that a decline in sales during February 2013 may have at least partially been the result of the posting by the FDA in late January 2013 of the Class 1 classification to the recall and which created some short-term market instability.

Notwithstanding, for the period commencing March 1, 2013 and continuing through June 30, 2013, Vycor Medical's sales have returned to pre-February 2013 levels and Vycor is not able at this time to determine whether there will be any additional financial impact on the Company as a result of this recall. Vycor's customers have appreciated that Vycor took swift voluntary action to remove this product from the marketplace, even though the incidence of this fiber and therefore the risk was low, before any units could be used, and to maintain Vycor's high safety and quality standards.

10. CONSULTING AND OTHER AGREEMENTS

The Company has entered into no new consulting or other agreements during the six months ended June 30, 2013. The following agreements remained in force during the period:

Consulting Agreement with Fountainhead Capital Management Limited ("Fountainhead")

In February 2010 the Company entered into a Consulting Agreement with Fountainhead, which was the subject of a Supplement Agreement in May, 2011 to recognize Fountainhead's expanded responsibilities as a result of the acquisition by the Company of the assets of NovaVision, Inc. Under the terms of the Agreement and Supplement, the Company pays to Fountainhead a monthly retainer of $37,500 ($8,500 under the Original Agreement and $29,000 under the Supplement). This monthly retainer is accrued and paid out to Fountainhead at the option of Fountainhead as follows: (i) in Vycor stock or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof at any time after June 30, 2011. Notwithstanding, Fountainhead has the option to receive up to $5,000 of monthly retainer in cash each month.

Consulting Agreement with Del Mar Consulting Group, Inc and Alex Partners, LLC.

On November 30, 2012 the Company entered into 12 month consulting agreements with Del Mar Consulting, Inc and Alex Partners, LLC to provide investor relations and investor awareness consultancy services. Under these agreements, Del Mar and Alex Partners received Common Shares valued at $157,500 and $105,000 respectively and cash of $7,200 and $4,800 respectively. Del Mar and Alex Partners have agreed to take Vycor Common Stock in lieu of cash payments for July and August, 2013.

11. RELATED PARTY TRANSACTIONS

During January to June 2013, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $234,225; and to Peter Zachariou, a director of the Company, for a total of $190,000. During July and August 2013, the Company issued unsecured, subordinated loan notes to Fountainhead for a total of $90,000. The loan notes are subordinated to the Company's secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

In March 2013, Fountainhead and Peter Zachariou, a director of the Company, extended the maturity of secured loans totaling $1,016,362 and $300,000 respectively from March 31, 2013 to December 31, 2013.

In April 2013, in connection with her departure from the Board of Directors, the Company and Heather Vinas entered into a Warrant Exercise and Share Sales Agreement (the "Agreement"). Under the terms of the Agreement Mrs. Vinas agreed to exercise her warrants to purchase 54,834 shares of Common Stock, which are exercisable on a cashless basis, at a price of $2.60 per share and receive 32,152 shares of Common Stock. Following this exercise, Mrs. Vinas holds an aggregate of 66,272 shares of Common Stock. The Agreement also requires Mrs. Vinas not to sell more than 16,000 shares in any 30-day period.

During April and May 2013, Fountainhead Capital Management sold warrants to purchase 162,250 shares of Vycor Common Stock at an exercise price of $1.88 per share. These warrants were granted to Fountainhead by the Company in February 2010 and were sold by Fountainhead to investors at a price of $0.10 per warrant share. The warrants were immediately exercised by the investors.

There were no other related party transactions during the six months ended June 30, 2013 other than the payment or accrual of fees under the Fountainhead Consulting agreement described in 10 above.

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q.

Share Issuance

During July 2013, the Company issued 2,155 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 659 and 1,319 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During July 2013, the Company issued 15,000 shares of Common Stock in respect of the Advisory Agreement described below.

During August 2013, Del Mar and Alex Partners were issued 7,200 and 4,800 shares of Common Stock, respectively, valued at $14,400 and $9,600, respectively, in lieu of cash consulting fees for the months of July and August 2013.

Conversion of Preferred Shares

During July 2013, the Company issued a total of 7,408 shares of Common Stock in respect of the conversion of Series C Preferred Stock.

Loan Funding

During July and August, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $90,000; and to Craig Kirsch for a total of $10,000. The loan notes are subordinated to the Company's secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

Advisory and Placement Agent Agreements

On July 2, 2013, the Company entered into two agreements with a registered broker-dealer one to provide certain financial advisory services to the Company ("Advisory Agreement") and the other to act as placement agent for the Company ("Placement Agent Agreement").

Under the terms of the Advisory Agreement, the broker-dealer is engaged on a non-exclusive basis to provide financial advisory services to the Company for at least ninety (90) days and thereafter until either party terminates the arrangement.  Under the terms of the Advisory Agreement, the Company will issue 60,000 restricted shares of Company Common Stock to the broker-dealer, 15,000 of which are issuable on the date of the execution of the Agreement and 7,500 additional shares to be issued on a monthly basis commencing the 7th month following execution of the Agreement until the 12th month following execution of the Agreement.  The Agreement also calls for the Company to reimburse certain out-of-pocket expenses.

Under the terms of the Placement Agent Agreement, the Company engaged a broker-dealer as its exclusive placement agent until the later of (i) 90 days from the date of execution of the Agreement or (ii) the end of the offering period of any securities financing undertaken by the Company in connection with the Placement Agent Agreement. Normal placement agents fees and expense reimbursement will be payable. Any offering will be undertaken on a "best efforts" basis and the proceeds would be used for working capital and general corporate purposes.

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

2. Overview of Business

Vycor operates two distinct business units within the medical industry: Vycor Medical (which operates as a division of the Company) and NovaVision. Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. NovaVision (which incorporates Sight Science) develops non-invasive, computer-based visual neuro-stimulation therapy for patients suffering from permanent visual field deficits resulting from neurological trauma such as stroke and traumatic brain injuries, as well as screening and diagnostic products. In addition to our existing products and products in development, we actively seek acquisition, joint ventures and in-licensing opportunities in the medical device and therapy fields which we believe are complementary, can benefit from our existing infrastructure and will add shareholder value.

Vycor Medical

Introduction

To access a surgical site in the brain, a surgeon usually needs to remove part of the skull (craniotomy) and then make an entry incision in the outer protective brain tissue (corticotomy); the soft brain tissue is then parted (retracted) to access the target site. The current standard of care utilizes a metal blade retractor to pull the tissue apart; to maintain the opening the blades are attached to a head frame and parting tension is applied to the tissue. In a typical procedure somewhere between 2 and 5 blades are used.

Many clinical studies have shown that retractors can cause excessive pressure on brain tissues, resulting in damage and a prolonged patient recovery. The incidence of contusions (tissue injuries) or infarctions (blockage of blood supply) from brain retraction is as great as 5-10% in cranial surgeries.

Vycor's VBAS is a significant improvement over current technologies for accessing regions within the brain. A disposable product that is compatible with neuro-navigation systems, the VBAS includes an introducer and working channel. Available in multiple sizes, the current series consists of 12 disposable products, offered in four different port diameters of 12mm, 17mm, 21mm, and 28 mm and a choice of three lengths: 3cm, 5cm, and 7cm.

The Market For Vycor Medical's VBAS Product

The market for Vycor Medical's VBAS product range is craniotomy procedures. Based on statistics from the American Association of Neurological Surgeons, an estimated 700,000 such procedures were performed in the US in 2012. Of this, management believe approximately 200,000 (28 percent) are addressable by the VBAS range currently, with another 125,000 (total of 325,000 or 46 percent) addressable by an expanded range. Management estimates, for the global market, there exists a current addressable market of approximately 1,000,000 procedures with another 600,000 addressable by an expanded VBAS range.

Sales and Marketing

Domestic Sales Strategy

The VBAS sales strategy is focused on driving sales through leading neurosurgeons. In this regard, Vycor Medical has adopted a dual strategy of targeting both the neurosurgeons specializing in brain and the larger neurosurgical hospitals.

Vycor Medical sells to stocking regional distributors and direct to hospitals through independent representatives, all of whom have existing relationships with neurosurgeons and help drive sales at the target hospitals.

International Sales

Vycor Medical's strategy is to target those countries or regions internationally where it has patent protection and either has or can obtain regulatory approval. Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. In Europe, the Company currently only has a limited number of distributors and the Company is only now turning its focus to this geographic region. Vycor also has full or partial regulatory approvals in Australia, Canada, China, Japan, Korea and Russia with distribution agreements in place or being sought.

Vycor Medical plans on focusing hard on the international markets and is actively pursuing new distribution agreements.

VBAS Market and the Hospital Adoption Process

The market for VBAS in the US is relatively concentrated. Teaching hospitals not only carry out more relevant procedures but also provide a natural way to drive adoption through the conversion of new surgeons. We focus our efforts initially on surgeons as the principle proponent within the hospital. Vycor has found that the learning curve is only 1-2 cases for surgeons, who like the simplicity of design and ease of use after trialing the product. However, Hospital Administration is required to approve the purchase of a new product and sometimes even a trial or evaluation product and this is one of the key barriers to the speed of adoption as this process can take several month.

Experience has been that the approval process can take up to six months for each hospital, and in some cases may even be longer.

Peer Review and Other Clinical Studies

The publication of clinical papers in neurosurgery journals by surgeon-users of VBAS regarding their experiences with the products (including peer review papers), and the publication of other clinical data, is important for the Company as it continues to evidence the clinical superiority of VBAS. During the last 2-3 years the following papers were published:

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

Competition

The VBAS device is both a brain access system and a retractor and is therefore unique with no direct competitors. Competitive manufacturers of brain retractors include Cardinal Health (V. Mueller line), Aesculap, Integra Life Science and Codman (Division of Johnson & Johnson). Nico Corporation has a brain access device specifically designed to work with its Myriad resection and suction product.

Cervical Access System competitors include Medtronic, Asculap/B. Braun, Cardinal and Nuvasive, Cloward Instruments, as well as the standard "blade retractors" distributed by the aforementioned companies. In addition companies such as Endius and EBI have announced cervical retractor systems.

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 6 granted and 10 pending patents.

Vycor Medical's 6 granted patents are in the China (Brain), Hong Kong (Brain), Russia (Brain) US (Brain), Japan and US (Spine).

Vycor Medical's 10 pending patents are in: Canada (Brain, Spine), Europe (Brain, Spine), India (Brain, Spine), Japan (Brain), Hong Kong (Spine), US (Brain Apparatus and Extension Arm).

Trademarks

VYCOR MEDICAL is a registered trademark.

NovaVision, Inc.

Introduction

NovaVision develops and markets a non-invasive, computer-based light stimulation therapy called Vision Restoration Therapy (VRT) and through its subsidiary, Sight Science, Neuro-Eye Therapy (NeET). Both therapies are aimed at those suffering from a permanent visual field deficits, which are the result of neurological trauma such as that caused by stroke and traumatic brain injury. Before VRT, such patients were informed that their vision loss would likely be permanent and they were prescribed therapy or aids to merely compensate for their lost vision.

NovaVision operates in the US through our wholly-owned subsidiary, NovaVision, Inc., in Germany through our wholly-owned subsidiary, NovaVision GmbH and in the UK through our wholly-owned subsidiary, Sight Science Limited.

VRT is based on NovaVision's platform technology which management believes induces neuroplasticity, the brain's natural ability to compensate for damaged neural connections that cause vision loss.

The diagnostic algorithm in the VRT product first maps the visual field and defines the areas of defect in patients suffering vision loss. The therapeutic algorithm in the VRT product is then specifically designed for each patient based upon the results of the diagnostic program and it repetitively challenges the visual cortex with thousands of stimuli over the course of time. VRT is generally performed over a four to six month period, twice a day for approximately an hour total, six days a week. The Company maintains very broad IP protection. NovaVision has collected significant amounts of data from clinical studies and peer reviewed papers that support the Company's claims about the benefits of its platform technology for vision restoration and other indications. NovaVision has received 510(k) clearance and CE Marking for VRT. NeET also has CE Marking (both Class I). NovaVision's VRT is the only medical device aimed at the restoration of vision for neurologically induced vision loss which has FDA 510 (K) clearance to be marketed in the U.S

The Market For NovaVision's Therapies

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

Competition

NovaVision provides restitution therapies for those suffering neurologically-induced vision loss, other therapies being substitution (optical aids such as prisms, which NovaVision does not really consider as competition) and compensation or adaption (eye movement training). Within compensation and adaption, competitors include RevitalVision, PositScience, Rehacom and NVT Systems. NovaVision believes that saccadic training (eye movement training) is complementary to its VRT and is in the advanced stage of developing its own saccadic therapy which it will sell as a standalone therapy or as a therapy regime with its VRT therapy.

In restitution competition has been reduced through NovaVision's acquisition of Sight Science and really only leaves two small companies, Teltra and Visiontrainer.

Platform Technology

The management of NovaVision believes that the underlying basis for the visual field recovery it has witnessed, and the functional outcome improvements it has noted with its patients, is largely due to neuroplasticity of the visual field which is the brain's ability to remap itself in response to a pre-programmed and deliberate stimulation. Neuroplasticity has been discussed over the last 20 years or so and, as far back as 1990, Charles D. Gilbert and Torsten N Wiesel talked about the cortex not having a fixed functional architecture. The platform technology is comprised of proprietary algorithms that generate patient-specific therapies enabling NovaVision's products to be used as both diagnostic and therapeutic tools. The platform technology generates light-based, or photic, stimulus programs. Patients are asked to focus on this fixation point, while at the same time a series of photic stimuli are delivered on the screen that are specific to the patient's neurological requirements, and relayed directly to the brain using the eye as a conduit.

Management believes that it is these programmed light sequences that stimulate the border zone between the "seeing" and "blind" visual fields which induces neuroplasticity. While neuroplasticity for explaining VRT has never been conclusively demonstrated, a 2007 study by Randold S. Marshall, using fMRI did demonstrate that VRT results in increased neural activity in the visual cortex. Irrespective of mechanism, patient studies and the Company's ongoing experience point to significantly improved functional outcomes for patients who have done VRT treatment. This improvement manifests itself in greater confidence to move around and, according to data published by Romano JG et al (2008), an average shift of 4.9 degrees in the border between seeing and blind visual fields. The visual field is the portion of space surrounding an individual which is visible at any given time by that individual while their gaze is held stationary. To humans, the central 10° of visual field holds the greatest functional importance for focal and cognitive tasks.

Clinical Data Relating to VRT

NovaVision has accumulated significant amounts of clinical data as a result of company-sponsored trials as well as studies conducted by independent third parties.

•	Approximately 70% of patients experience positive outcome reflected by an increase in their visual field and studies have indicated an average increase of 4.9 degrees (Mueller I, Mast H, Sabel BA (2007) Romano JG 2008).
•	Elapsed time since injury does not seem to impact VRT and NeET therapies success. Therefore, a massive historical backlog of patients can potentially be treated (Romano JG, Schulz P, Kenkel S, Todd DP (2008)).
•	Improvements are permanent and do not appear to be age or gender dependent.
•	Age at the onset of the injury is not a critical factor, allowing access to the therapy by both young and older adults with brain injuries (Romano JG, Schulz P, Kenkel S, Todd DP (2008)).

Regulatory Matters

In the U.S., NovaVision's products are regulated by the FDA as Class U medical devices subject to 510(k) clearances, and in Europe NovaVision has CE Marking for VRT and Sight Science for NeET, both as Class I devices. NovaVision received its 510(k) clearance for VRT specific to Stroke and TBI indications in 2003.

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 30 granted and 9 pending patents (including Sight Science).

NovaVision's 30 granted patents are in the U.S. (12), Canada (3), Europe (7), Australia (2), China (2), Hong Kong (1), Singapore (1), India (1) and Japan (1).

NovaVision's 9 pending patents are in the U.S. and Canada (3), Europe (5) and Japan (1).

Trademarks

NovaVision maintains a portfolio of registered trademarks for NOVAVISION, NOVAVISION VRT and VRT VISION RESTORATION THERAPY amongst others, both in the US and internationally.

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

Sight Science, Ltd.

In January 2012 NovaVision acquired Sight Science, which was established in 2009 based on the research of Professor Arash Sahraie at the University of Aberdeen, a leading medical research center, and which provides an interactive computer-based therapy called Neuro-Eye Therapy ("NeET"), which patients administer at home. To date, over 130 patients have utilized NeET. Sight Science has 5 patents granted in the UK, France, Germany, Switzerland Singapore and Canada 1 patent pending in the U.S., all of which are included under the NovaVision Patents section above. Prof. Sahraie has conducted extensive research on blindsight and residual visual processing after brain injury, and is highly regarded in the field.

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

Website. The Company operates websites at www.vycormedical.com and www.novavision.com.

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

Revenue and Gross Margin:

	2013	2012	% Change
Revenue:
Vycor Medical	$146,358	$138,239	6%
NovaVision	88,596	127,147	(30)%
Total Revenue	$234,954	$265,386	(11)%

Gross Profit
Vycor Medical	$135,152	$118,206	14%
NovaVision	71,908	106,932	(33)%
Total Gross Profit	$207,060	$225,138	(8)%

Vycor Medical recorded revenue of $146,358 from the sale of its products in for the three months ended June 30, 2013, an increase of $8,119 over the same period in 2012. Management believes that a decline in sales during February 2013 may have partially been the result of the posting by the FDA in late January 2013 of a Class 1 classification to the recall which the Company had completed in November 2012, and which created some short-term customer instability.  Notwithstanding, for the period commencing March 1, 2013 and continuing through June 30, 2013, Vycor Medical's sales have returned to pre-February 2013 levels. Gross margin of 92% was achieved in 2013 compared to 86% for 2012. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower.

NovaVision recorded revenues of $88,596 for the three months ended June 30, 2013, a decrease of $38,551 over the same period in 2012, and gross margin of 88%, compared to 85% for the same period in 2012. $10,730 of the decrease was accounted for by the sale of HMP-200 units in the 2012 period; NovaVision has ceased sales of this unit pending further development. NovaVision's revenues are impacted by timing, and whilst patient prescriptions increased during the period, new patient contracts and patient therapy extensions decreased, and these timing differences account at least in part for the remainder of the decrease.

Research and Development Expense:

Research and development ("R&D") expenses were $21,285 for the three months ended June 30, 2013, as compared to $45,860 for the same period in 2012.

General and Administrative Expenses:

General and administrative expenses decreased by $133,296 to $706,111 for the three months ended June 30, 2013 from $839,407 for the same period in 2012. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2013 was $85,939, an increase of $30,526 over $55,413 in 2012. Also included within General and Administrative Expenses are Sales Commissions, which increased by $6,863 to $27,856.

The remaining General and Administrative decrease of $173,685 reflects: increased investor relations and related costs ($31,467); reduced professional and consulting fees ($45,128); reduced payroll costs ($92,953); reduced sales and marketing costs ($25,125); and reduced other costs ($38,946). The reduced payroll cost is as a result of the outsourcing of software development activities, the reassignment of executive responsibilities and general rationalization and staffing efficiency improvements.

Interest Expense:

Interest expense includes interest expense on the Company's debt and insurance policy financing. Interest expense in the three months ended June 30, 2013 increased by $15,260 to $46,939 from $31,679 for the same period in 2012.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Revenue and Gross Margin:

	2013	2012	% Change
Revenue:
Vycor Medical	$277,024	$460,021	(40)%
NovaVision	189,604	237,966	(20)%
Total Revenue	$466,628	$697,987	(33)%

Gross Profit
Vycor Medical	$251,431	$378,795	(34)%
NovaVision	157,285	199,523	(21)%
Total Gross Profit	$408,716	$578,318	(29)%

Vycor Medical recorded revenue of $277,024 from the sale of its products for the six months ended June 30, 2013, a decrease of $182,997 over the same period in 2012. The decrease in sales was primarily attributable to shipments to the People's Republic of China (PRC) with a value of $174,410 during the 2012 period that were not repeated in the 2013 period. In addition, management believes that a decline in sales during February 2013 may have partially been the result of the posting by the FDA in late January 2013 of a Class 1 classification to the recall which the Company had completed in November 2012, and which created some short-term customer instability.  Notwithstanding, for the period commencing March 1, 2013 and continuing through June 30, 2013, Vycor Medical's sales have returned to pre-February 2013 levels. Gross margin of 91% was achieved in 2012 compared to 82% for 2012. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower.

NovaVision recorded revenues of $189,604 for the six months ended June 30, 2013, a decrease of $48,363 over the same period in 2012, and gross margin of 83%, compared to 84% for the same period in 2012. $10,730 of the decrease was accounted for by the sale of HMP-200 units in the 2012 period; NovaVision has ceased sales of this unit pending further development. NovaVision's revenues are impacted by timing, and whilst both patient prescriptions and new patient contracts increased during the period, patient therapy extensions decreased, and these timing differences account at least in part for the remainder of the decrease.

Research and Development Expense:

Research and development ("R&D") expenses were $52,635 for the six months ended June 30, 2013, as compared to $70,547 for the same period in 2012.

General and Administrative Expenses:

General and administrative expenses decreased by $504,611 to $1,389,769 for the six months ended June 30, 2013 from $1,894,380 for the same period in 2012. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2013 was $174,064, a decrease of $30,691 over $204,755 in 2012. Also included within General and Administrative Expenses are Sales Commissions, which increased by $12,419 to $55,521.

The remaining General and Administrative decrease of $486,339 reflects: reduced investor relations and related costs ($7,533); reduced professional and consulting fees ($80,035); reduced premises costs ($47,046); reduced payroll costs ($168,974); reduced sales and marketing costs ($136,804); and reduced other costs ($45,947). The reduced payroll cost is as a result of the outsourcing of software development activities, the reassignment of executive responsibilities and general rationalization and staffing efficiency improvements.

Interest Expense:

Interest expense includes interest expense on the Company's debt and insurance policy financing. Interest expense in the six months ended June 30, 2013 increased by $26,552 to $89,831 from $63,279 for the same period in 2012.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012	$ Change
Cash	$20,173	$59,821	$(39,648)
Accounts receivable, inventory and other current assets	$652,945	$863,958	$(211,013)
Total current liabilities	$(4,608,546)	$(4,018,810)	$(589,736)
Working capital deficit	$(3,935,428)	$(3,095,031)	$(840,397)
Cash provided by financing activities	$719,077	$728,368	$(9,291)

As of June 30, 2013 we had $20,173 cash, a working capital deficit of $3,935,428 and an accumulated deficit of $15,898,412. Total Stockholders' deficit at June 30, 2013 was $2,408,465. Total debt at June, 2013, included in the working capital deficit above, was $2,610,198.

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

Going Concern

The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,310,498 for the six months ended June 30, 2013, and the Company expects to incur additional losses. The Company has generated negative cash flows from operations since inception. As of June 30, 2013, current liabilities exceeded current assets by $3,935,428 the Company had a stockholders' deficit of $2,408,465and cash and cash equivalents of $20,173. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Research and Development

The Company expenses all research and development costs as incurred.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At June 30, 2013 and December 31, 2012 patient deposits amounted to $30,476 and $35,000, respectively, and are reserved against in Other Current Liabilities

Property and equipment

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2013. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 10, 2013, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements other than the following:

On July 20, 2012, the Company filed Action #13 148 01633 12 with the American Arbitration Association entitled Vycor Medical, Inc. (Claimant) against Greenbridge Capital Partners IV, LLC, Partizipant, LLC, and Joseph D. Kowal (Respondents) (the "Action"). The Action is based on breach of contract and fraud and seeks recovery of 34,445 shares of Company Common Stock previously issued to Greenbridge Capital Partners IV, LLC and recovery of at least $357,000 paid to Partizipant, LLC (including amounts paid to third parties at Partizipant's direction), together with recovery of fees, costs and expenses incurred in connection with the Action. The arbitrator has ruled that he will not entertain the action against Joseph D. Kowal in the arbitration and the Company is considering pursuing an action against Mr. Kowal in California state court. The arbitration is currently in the discovery stage and a hearing is set for September 2013. In March 2013 Greenbridge returned to us all of the shares being sought by the Company. At this time, the Company cannot project whether it will achieve a successful result in connection with the remainder of the Action or any other related actions. For the avoidance of doubt, this is an action by the Company against the Respondents and there is no action against the Company.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January to June 2013 the Company issued: 4,114 shares of Common Stock (valued at $10,000) to Steven Girgenti, 4,787 shares of Common Stock (valued at $10,000) to Dr Oscar Bronsther and $1,078 shares of Common Stock (valued at $2,500) to Lowell Rush in consideration for services provided to the Board of Directors; and 1,594 shares of Common Stock (valued at $4,688) to Alvaro Pascual-Leone, 2,261 shares of Common Stock (valued at $6,250) to Josef Zihl and 2,319 shares of Common Stock (valued at $4,688) to Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

On January 11, 2013, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of 1 for 150 on the issued and outstanding Common Stock par value $0.0001 ("Common Stock"). On January 15, 2013 (the "Effective Date"), the Company effectuated its reverse stock split. On the Effective date, the Company implemented a one for 150 share reverse split of its Common Stock. On the Effective Date, the Company's pre-split 892,749,897 shares of Common Stock became 5,951,744 post-split shares of Common Stock, including the issuance of 66 shares of Common Stock for the round-up of partial shares. In connection with the reverse split, the Company's authorized capital was not changed. All relevant information relating to the number of shares and per share information has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

In March 2013 GreenBridge Capital Partners, IV, LLC returned to Vycor all of the 34,445 shares being sought by the Company under an action filed by the Company in July 2012. These shares have been taken into Treasury Stock.

During April and May 2013, the Company issued 47,590 and 32,152 shares of Common Stock respectively on exercise of warrants by Kenneth Coviello and Heather Vinas. The warrants had an exercise price of $1.08 and were exercisable on a cashless basis.

During April and May 2013, Fountainhead Capital Management sold 162,250 warrants to purchase Vycor Common Stock at an exercise price of $1.88 per share. These warrants were granted to Fountainhead by the Company in February 2010 and were sold by Fountainhead to 6 investors at a price of $0.10 per warrant. The warrants were immediately exercised by the investors and the Company issued 162,250 shares of Common Stock in respect of the exercise and received cash proceeds of $304,351, which were applied to working capital.

During April to June 2013, the Company issued a total of 262,229 shares of Common Stock in respect of conversion of Series C Preferred Stock.

During July 2013, the Company issued 2,155 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 659 and 1,319 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During July 2013, the Company issued 15,000 shares of Common Stock respectively to a registered broker-dealer, in respect of an Advisory Agreement.

During July 2013, the Company issued a total of 7,408 shares of Common Stock in respect of the conversion of Series C Preferred Stock.

During August 2013, Del Mar and Alex Partners were issued 7,200 and 4,800 shares of Common Stock, respectively, valued at $14,400 and $9,600, respectively, in lieu of cash consulting fees for the months of July and August 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Subsequent events

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q.

Share Issuance

During July 2013, the Company issued 2,155 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 659 and 1,319 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During July 2013, the Company issued 15,000 shares of Common Stock in respect of the Advisory Agreement described below.

During August 2013, Del Mar and Alex Partners were issued 7,200 and 4,800 shares of Common Stock, respectively, valued at $14,400 and $9,600, respectively, in lieu of cash consulting fees for the months of July and August 2013.

Conversion of Preferred Shares

During July 2013, the Company issued a total of 7,408 shares of Common Stock in respect of the conversion of Series C Preferred Stock.

Loan Funding

During July and August, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $90,000; and to Craig Kirsch for a total of $10,000. The loan notes are subordinated to the Company's secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

Advisory and Placement Agent Agreements

On July 2, 2013, the Company entered into two agreements with a registered broker-dealer one to provide certain financial advisory services to the Company ("Advisory Agreement") and the other to act as placement agent for the Company ("Placement Agent Agreement").

Under the terms of the Advisory Agreement, the broker-dealer is engaged on a non-exclusive basis to provide financial advisory services to the Company for at least ninety (90) days and thereafter until either party terminates the arrangement.  Under the terms of the Advisory Agreement, the Company will issue 60,000 restricted shares of Company Common Stock to the broker-dealer, 15,000 of which are issuable on the date of the execution of the Agreement and 7,500 additional shares to be issued on a monthly basis commencing the 7th month following execution of the Agreement until the 12th month following execution of the Agreement.  The Agreement also calls for the Company to reimburse certain out-of-pocket expenses.

Under the terms of the Placement Agent Agreement, the Company engaged a broker-dealer as its exclusive placement agent until the later of (i) 90 days from the date of execution of the Agreement or (ii) the end of the offering period of any securities financing undertaken by the Company in connection with the Placement Agent Agreement. Normal placement agents fees and expense reimbursement will be payable. Any offering will be undertaken on a "best efforts" basis and the proceeds would be used for working capital and general corporate purposes.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2013.

VYCOR MEDICAL, INC.

By:	/s/ David M. Cantor
David M. Cantor
President and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)