Form 10-Q
period 2013-09-30
VYCOR MEDICAL INC
filed 2013-11-15
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                  September 30, 2013

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

Issuer’s telephone number: (561) 558-2000

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

There were 6,583,443 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 11, 2013.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements
Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012
Unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and September 30, 2012
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current Assets
Cash	$944	$59,821
Accounts receivable — Trade, net of allowance for doubtful accounts of $2,754 and $2,754	199,675	144,347
Accounts receivable — Other	75,000	—
Inventory	254,108	290,508
Prepaid expenses and other current assets	223,784	429,102
Total Current Assets	753,511	923,778

Fixed assets, net	728,320	827,389

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	474,593	502,895
Website, net of accumulated amortization	1,848	2,772
Security deposits	53,169	53,169
Total Intangible and Other assets	780,767	809,993

TOTAL ASSETS	$2,262,598	$2,561,160

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$357,203	$187,789
Accrued interest: Related Party	203,034	107,176
Accrued interest: Other	130,424	87,962
Accrued liabilities	1,546,927	1,198,463
Other current liabilities	67,956	241,918
Notes payable: Related Party	2,283,556	1,732,812
Notes payable: Other	496,668	462,690
TOTAL CURRENT AND TOTAL LIABILITIES	5,085,768	4,018,810

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 17.34 and 39.3 issued and outstanding as at September 30, 2013 and December 31, 2012 respectively	$1	$1
Common Stock, $0.0001 par value, 1,500,000,000 shares authorized, 6,665,088 and 6,020,555 shares issued and outstanding at September 30, 2013 and December 31, 2012 respectively	667	602
Additional Paid-in Capital	13,612,134	13,141,489
Treasury Stock (103,334 and 68,889 shares of Common Stock as at September 30, 2013 and December 31, 2012 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(16,405,321)	(14,587,914)
Accumulated Other Comprehensive Income	(29,618)	(10,795)

Total Stockholders’ Deficiency	(2,823,170)	(1,457,650)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,262,598	$2,561,160

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Operation
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Revenue	$321,630	$220,121	$788,258	$918,108

Cost of Goods Sold	41,806	25,374	99,718	145,044

Gross Profit	279,824	194,747	688,540	773,064

Operating expenses:
Research and development	—	33,650	52,635	104,197
Depreciation and Amortization	90,561	84,771	266,106	248,937
General and administrative	673,464	838,705	2,063,232	2,733,085
Negative Goodwill on Acquisition of Subsidiary		—		(66,394)
Costs related to Acquisition of Subsidiary		—		18,285

Total Operating expenses	764,025	957,126	2,381,973	3,038,110

Operating loss	(484,201)	(762,379)	(1,693,433)	(2,265,046)

Other income (expense)
Other income (expense)	25,865	5,771	14,431	(9,449)
Interest expense: Related Party	(34,081)	(22,767)	(95,859)	(62,150)
Interest expense: Other	(14,492)	(12,734)	(42,546)	(36,629)
Total Other expense	(22,708)	(29,730)	(123,974)	(108,228)

Net Loss	$(506,909)	$(792,109)	$(1,817,407)	$(2,373,274)

Loss Per Share
Basic and diluted	$(0.08)	$(0.14)	$(0.29)	$(0.42)

Weighted Average Number of Shares Outstanding	6,481,138	5,662,214	6,231,218	5,625,777

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,817,407)	$(2,373,274)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	97,553	79,464
Depreciation of fixed assets	188,602	185,998
Share based compensation and expense	316,003	235,963

Changes in assets and liabilities:
Accounts receivable	(129,920)	172,799
Inventory	36,457	(137,988)
Prepaid expenses	27,718	218,497
Accounts payable	169,283	130,910
Accrued interest: Related Party	95,859	62,150
Accrued interest: Other	42,461	36,839
Accrued liabilities	346,094	331,958
Other current liabilities	(12,281)	808

Cash used in operating activities	$(639,578)	(1,055,876)
Cash flows used in investing activities:
Purchase of fixed assets	(88,813)	(20,215)
Acquisition of subsidiary, net of cash acquired	(163,201)	(153,641)
Acquisition of patents	(68,747)	(56,291)
Cash used in investing activities	(320,761)	(230,147)
Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	332,832	170,000
Purchase of shares into Treasury Stock	—	(1,033)
Net proceeds from issuance of Notes Payable: Related Party	550,744	293,050
Net proceeds from issuance of Notes Payable: Other	87,044	174,144
Repayment of Notes Payable: Other	(53,035)	(34,666)
Cash provided by financing activities	917,585	601,495
Effect of exchange rate changes on cash	(16,123)	(2,657)
Net decrease in cash	(58,877)	(687,185)
Cash at beginning of period	59,821	950,841
Cash at end of period	$944	$263,656

Supplemental Disclosures of Cash Flow information:
Interest paid:	$88	$197
Taxes paid	—	—
Non-Cash Transactions:
Common stock issued on conversion of Preferred C shares	$1,100,000	$900,000

Acquisition of subsidiary, net of cash acquired
Trademarks and Tradenames		$121,157
Patents		180,183
Internally Developed Software		363,472
Other Net Assets		(758)
Negative Goodwill on Acquisition		(66,394)
		$597,660
Warrants, options and common stock issued for acquisition of subsidiary		(287,000)
Deferred consideration payable	161,530	(161,640)
Foreign exchange difference on deferred consideration	1,671	4,621
	$163,201	$153,641

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of Vycor Medical, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2012 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

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

3. GOING CONCERN

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,817,407 for the nine months ended September 30, 2013, and the Company expects to incur additional losses. The Company has generated negative cash flows from operations since inception. As of September 30, 2013, current liabilities exceeded current assets by $4,332,257 the Company had a stockholders’ deficit of $2,823,170 and cash and cash equivalents of $944. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years once the software has been brought into service. During the three months ended September 30, 2013 the Company’s NeuroEyeCoach program completed the preliminary project stage, following which there was a capitalization of $61,167 of software development costs.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	September 30,	September 30,
	2013	2012
Stock options outstanding	5,557	5,557
Warrants to purchase common stock	1,413,491	1,749,874
Debentures convertible into common stock	368,726	368,726
Preferred shares convertible into common stock	239,265	663,719
Total	2,027,039	2,787,876

5. NOTES PAYABLE

Related Party Notes Payable

As of September 30, 2013 and December 31, 2012 Related Party Notes Payable consists of:

	September 30, 2013	December 31, 2012

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

	441,362	441,362

On September 30, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the	175,000	175,000

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

	300,000	300,000

In the period July to December 2012 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $300,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	300,900	300,900

In the period August to December 2012 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $115,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	115,550	115,550

In the period January to September 2013 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $325,744. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	325,744	-

In the period January to September 2013 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $210,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	210,000	-

In the period July to September 2013 the Company issued short term, unsecured notes payable to David Cantor, in the aggregate amount of $15,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	15,000	-

Total Related Party Notes Payable:	$2,283,556	$1,732,812

Other Notes Payable

As of September 30, 2013 and December 31, 2012 Other Notes Payable consists of:

	September 30, 2013	December 31, 2012

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company at the conversion price of $4.50 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended over time to November 30, 2013.

	300,000	300,000

In the period August to December 2012 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $98,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	98,550	98,550

In September 2012 the Company issued short term, unsecured notes payable to Osbaldo Trading Limited in the amount of $42,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	42,900	42,900

In the period June to September 2013 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $13,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company.	13,000	-

Insurance policy finance agreements. During the nine months ended September 30, 2013 the Company received proceeds from Insurance policy finance agreement of $74,043 and made repayments of $53,035	42,218	21,240

Total Other Notes Payable:	$496,668	$462,690

As of September 30, 2013, $1,316,362 of Company's Related Party Notes Payable is secured by a security interest in all of the assets of the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Vycor Medical	$225,823	$118,385	$502,847	$578,405
NovaVision	95,807	101,736	285,411	339,703
Total Revenue	$321,630	$220,121	$788,258	$918,108
Gross Profit:
Vycor Medical	$197,873	$109,058	$449,304	$487,853
NovaVision	81,951	85,689	239,236	285,211
Total Gross Profit	$279,824	$194,747	$688,540	$773,064

	September 30, 2013	December 31, 2012
Total Assets:
Vycor Medical	$906,981	$1,055,026
NovaVision	1,355,617	1,506,134
Total Assets	$2,262,598	$2,561,160

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
United States	$257,123	$156,785	$617,430	$724,635
Europe	64,507	63,336	170,828	193,473
Total Revenue	$321,630	$220,121	$788,258	$918,108
Gross Profit:
United States	$221,541	$141,075	$538,869	$604,839
Europe	$58,283	53,672	$149,671	168,225
Total Gross Profit	$279,824	$194,747	$688,540	$773,064

	September 30, 2013	December 31, 2012
Total Assets:
United States	$1,713,278	$1,935,638
Europe	549,320	625,522
Total Assets	$2,262,598	$2,561,160

7. EQUITY

Certain Equity Transactions

During January to September 2013 the Company issued: 6,269 shares of Common Stock (valued at $15,000) to Steven Girgenti, 7,206 shares of Common Stock (valued at $15,000) to Dr. Oscar Bronsther and 2,892 shares of Common Stock (valued at $6,250) to Lowell Rush in consideration for services provided to the Board of Directors; and 2,253 shares of Common Stock (valued at $6,250) to Alvaro Pascual-Leone, 3,580 shares of Common Stock (valued at $9,375) to Josef Zihl and 3,075 shares of Common Stock (valued at $6,250) to Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

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

During April to September 2013, Fountainhead Capital Management sold 177,439 warrants to purchase Vycor Common Stock at an exercise price of $1.88 per share. These warrants were granted to Fountainhead by the Company in February 2010 and were sold by Fountainhead to 7 investors at a price of $0.10 per warrant. The warrants were immediately exercised by the investors and the Company issued 177,439 shares of Common Stock in respect of the exercise and received cash proceeds of $332,832.

During April to September 2013, the Company issued a total of 325,936 shares of Common Stock in respect of conversion of Series C Preferred Stock.

On July 2, 2013, the Company entered into an advisory agreement with a registered broker-dealer to provide certain financial advisory services to the Company. Under the terms of the advisory agreement, the Company issued 15,000 restricted shares of Company Common Stock to the broker-dealer on execution.

During July to September 2013, Del Mar and Alex Partners were issued 10,800 and 7,200 shares of Common Stock, respectively, valued at $21,600 and $14,400, respectively, in lieu of cash consulting fees for the months of July to September 2013.

8. SHARE-BASED COMPENSATION

Stock Option Plan

The Company adopted the Vycor Medical, Inc Employee, Director, and Consultant Stock Plan (the “Plan”) as of February 13, 2008. The Plan provides for both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. The board of directors establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code. Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date. The options expire on the date determined by the board of directors, but may not extend mare than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The vesting period for employees is generally over three years. The vesting Period for non-employees is determined based on the services being provided. The maximum number of shares of stock which may be delivered under the plan shall automatically increase by a number sufficient to cause the number of shares covered by the plan to equal 10% of the total number of shares of stock then outstanding on a fully diluted basis.

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis. No employee stock options were granted for the nine month periods ended September 30, 2013 and 2012.

Initial grants of options to purchase 500,000 shares were issued under the Plan on February 13, 2008 to each of Kenneth T. Coviello, the Company’s then Chief Executive Officer and then Heather N. Vinas, the Company’s President at an exercise price of $0.135 per share. The options vested 33-1/3% on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas’ resignation as President of the Company in May 2010, 166,667 unvested options were cancelled. These options have been fully expensed.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2011	1,747,341	$3.07
Granted	4,667	4.50
Exercised	—	—
Cancelled or expired	(2,140)	36.00
Outstanding at December 31, 2012	1,749,874	$3.03
Granted	—	—
Exercised	(341,941)	$1.49
Cancelled or expired	—	—
Outstanding at September 30, 2013	1,407,933	$3.40

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2011	5,557	$20.25
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at December 31, 2012	5,557	$20.25
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at September 30, 2013	5,557	$20.25

As of September 30, 2013, the weighted-average remaining contractual life of outstanding warrants and options is 1.16 and 4.38 years, respectively.

Non-Employee Stock Compensation

During the nine months ended September 30, 2013, the Company issued an aggregate of 6,269, 7,206 and 2,892 shares of common stock, respectively, valued at $15,000, $15,000 and $6,250 to each of Steven Girgenti, Oscar Bronsther and Lowell Rush for services rendered to the board of directors. For the nine months ended September 30, 2013, a total of $36,250 was recognized as share-based compensation for the issuance of these shares.

During nine months ended September 30, 2013 the Company issued an aggregate of 2,253, 3,580 and 3,075 shares of common stock, respectively, valued at $6,250, to each of Alvaro Pascual-Leone, Jason Barton and Jose Romano and 2,261 shares of common stock valued at $9,375 to Josef Zihl for services rendered to the Scientific Advisory Board of NovaVision. For the nine months ended September 30, 2013, an aggregate of $28,125 was recognized as share-based compensation for the issuance of these shares.

On November 30, 2012 the Company entered into 12 month consulting agreements with Del Mar Consulting, Inc and Alex Partners, LLC to provide investor relations and investor awareness consultancy services. Under these agreements, Del Mar and Alex Partners received shares Common Shares valued at $157,500 and $105,000 respectively. The value of these shares is being amortized over the period of the agreement, and for the nine months ended September 30, 2013 stock compensation of $196,875 was recognized as share-based compensation in connection with these agreements. During July to September 2013, Del Mar and Alex Partners were issued 10.800 and 7,200 shares of Common Stock, respectively, valued at $21,600 and $14,400, respectively, in lieu of cash consulting fees for the months of July to September 2013.

On July 2, 2013, the Company entered into an advisory agreement with a registered broker-dealer to provide certain financial advisory services to the Company. Under the terms of the advisory agreement, the Company issued 15,000 restricted shares of Company Common Stock to the broker-dealer on execution, which were valued on the date of issuance at $37,500, which is being amortized over the first six months of the agreement. The value of these shares is being amortized over the six months of the agreement, and for the nine months ended September 30, 2013 stock compensation of $18,750 was recognized as share-based compensation in connection with this agreement.

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the above non-employees for the nine months ended September 30, 2013 was $316,000. As of September 30, 2013, there was $175,000 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for options and warrants expensed in the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
Risk-free interest rates	—	2.39%
Expected life	—	3 years
Expected dividends	—	0%
Expected volatility	—	96%
Vycor Common Stock fair value	—	$1.88-$3.38

9. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the nine months ended September 30, 2013 and 2012 were $49,569 and $48,084 respectively.

Potential German tax liability

In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the nine months ending September 30, 2013 or the year ended December 31, 2012.

Potential Patent Infringement

The Company was made aware in 2012 that a competitor had been granted a patent, which infringed that already issued to Vycor. Following investigation, the Company has taken steps to initiate an invalidation of that patent and enforce its patent rights; the party is contesting our invalidation proceedings but the Company and its advisors believe it has a strong case. The Company has also been made aware that a second competitor has made a patent application which potentially infringes the Company is in the early stages of evaluation and has yet to determine what, if any actions to take in this instance, however as a general rule the Company intends to take all necessary action to protect its patent portfolio.. As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims.

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

Management believes that a decline in sales during February 2013 may have at least partially been the result of the posting by the FDA in late January 2013 of the Class 1 classification to the recall and which created some short-term market instability. Notwithstanding, for the period commencing March 1, 2013 and continuing through September 30, 2013, Vycor Medical’s sales have returned to pre-February 2013 levels and Vycor is not able at this time to determine whether there will be any additional financial impact on the Company as a result of this recall. Vycor’s customers have appreciated that Vycor took swift voluntary action to remove this product from the marketplace, even though the incidence of this fiber and therefore the risk was low, before any units could be used, and to maintain Vycor’s high safety and quality standards.

10. CONSULTING AND OTHER AGREEMENTS

The Company has entered into no new consulting or other agreements during the six months ended June 30, 2013. The following agreements remained in force during the period:

Consulting Agreement with Fountainhead Capital Management Limited (“Fountainhead”)

In October 2013, effective retroactively to May 5, 2013, the Fountainhead Consulting Agreement was extended on virtually the same terms as the Agreement expiring on that date. Pursuant to the Consulting Agreement, the Company pays Fountainhead a monthly retainer of $37,500. This monthly retainer shall be payable $5,000 in cash and the remainder shall be accrued and paid out to FCM at the option of FCM as follows: (i) in Vycor stock at any time at the average closing price for the 30 days prior to the end of the quarter in which the accrual is made; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof.

Consulting Agreement with Del Mar Consulting Group, Inc and Alex Partners, LLC.

On November 30, 2012 the Company entered into 12 month consulting agreements with Del Mar Consulting, Inc and Alex Partners, LLC to provide investor relations and investor awareness consultancy services. Under these agreements, Del Mar and Alex Partners received Common Shares valued at $157,500 and $105,000 respectively and cash of $7,200 and $4,800 respectively. Del Mar and Alex Partners agreed to take Vycor Common Stock in lieu of cash payments for July to September 2013.

Advisory and Placement Agent Agreements

On July 2, 2013, the Company entered into two agreements with a registered broker-dealer one to provide certain financial advisory services to the Company (“Advisory Agreement”) and the other to act as placement agent for the Company (“Placement Agent Agreement”).

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

Under the terms of the Placement Agent Agreement, the Company engaged a broker-dealer as its exclusive placement agent until the later of (i) 90 days from the date of execution of the Agreement or (ii) the end of the offering period of any securities financing undertaken by the Company in connection with the Placement Agent Agreement. Normal placement agents fees and expense reimbursement will be payable. Any offering will be undertaken on a “best efforts” basis and the proceeds would be used for working capital and general corporate purposes.

11. RELATED PARTY TRANSACTIONS

During January to September 2013, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $325,744; to Peter Zachariou, a director of the Company, for a total of $210,000; and to David Cantor, a director of the Company, for a total of $15,000. During October 2013, the Company issued unsecured, subordinated loan notes to Fountainhead for a total of $35,000. The loan notes are subordinated to the Company’s secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

In March 2013, Fountainhead and Peter Zachariou, a director of the Company, extended the maturity of secured loans totaling $1,016,362 and $300,000 respectively from March 31, 2013 to December 31, 2013.

During April and May 2013, Fountainhead Capital Management sold warrants to purchase 177,439 shares of Vycor Common Stock at an exercise price of $1.88 per share. These warrants were granted to Fountainhead by the Company in February 2010 and were sold by Fountainhead to investors at a price of $0.10 per warrant share. The warrants were immediately exercised by the investors.

There were no other related party transactions during the nine months ended September 30, 2013 other than the payment or accrual of fees under the Fountainhead Consulting agreement described in 10 above.

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q.

Share Issuance

During October to November 2013, the Company issued 2,419 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 744 and 1,488 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

Conversion of Preferred Shares

During October to November 2013, the Company issued a total of 17,038 shares of Common Stock in respect of the conversion of Series C Preferred Stock.

Loan Funding

On October 23, 2013 the Company issued a term note for $100,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and is due November 30, 2013.

During October, the Company issued unsecured, subordinated loan notes to Fountainhead for a total of $35,000. The loan notes are subordinated to the Company’s secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

Consulting Agreement with Fountainhead Capital Management Limited (“Fountainhead”)

In October 2013, effective retroactively to May 5, 2013, the Fountainhead Consulting Agreement was extended on virtually the same terms as the Agreement expiring on that date. Pursuant to the Consulting Agreement, the Company pays Fountainhead a monthly retainer of $37,500. This monthly retainer shall be payable $5,000 in cash and the remainder shall be accrued and paid out to FCM at the option of FCM as follows: (i) in Vycor stock at any time at the average closing price for the 30 days prior to the end of the quarter in which the accrual is made; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Vycor Medical, Inc. (the “Company” or “Vycor,” also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

1. Organizational History

The Company was formed as a limited liability company under the laws of the State of New York on June 17, 2005 as “Vycor Medical LLC”. On August 14, 2007, we converted into a Delaware corporation and changed our name to “Vycor Medical, Inc.”. The Company’s listing went effective on February 2009 and on November 29, 2010, Vycor completed an acquisition of substantially all of the assets of NovaVision, Inc. (“NovaVision”), a company that had been in the business of researching, developing and providing medical technologies to restore the vision of patients with neurological visual loss predominantly resulting from Stroke or Traumatic Brain Injury. On January 4, 2012 Vycor, through its wholly - owned subsidiary NovaVision, completed the acquisition of all the shares of Sight Science Limited (“Sight Science”), a previous competitor to NovaVision, which provides an interactive computer-based therapy called Neuro-Eye Therapy (“NeET”).

2. Overview of Business

Vycor operates two distinct business units within the medical industry: Vycor Medical (which operates as a division of the Company) and NovaVision (a wholly owned subsidiary). Vycor Medical is a medical device company that designs, develops and markets medical devices to hospitals and neurosurgeons for use in neurosurgery. NovaVision (which incorporates Sight Science) develops non-invasive, computer-based visual neuro-stimulation therapy for patients suffering from permanent visual field deficits resulting from neurological trauma such as Stroke and Traumatic Brain Injury, as well as screening and diagnostic products. In addition to our existing products and products in development, we actively seek acquisition, joint ventures and in-licensing opportunities in the medical device and therapy fields which we believe are complementary, can benefit from our existing infrastructure and will add shareholder value.

Vycor Medical’s first commercially marketed product, the ViewSite Brain Access System (VBAS), is a next generation retraction and access system. VBAS is used by neurosurgeons to access a surgical site in the brain, by retracting the delicate brain tissue and providing a clear, hollow working channel to provide the surgeon access to the precise target location. We believe VBAS offers several advantages over other brain retractor systems, commonly known as ribbon or blade retractors that are metallic, including having the potential to significantly reduce brain tissue trauma that arises from excessive pressure at the edges of the blade. The unique design of VBAS can minimize the size of the brain entry access necessary for surgical procedures, and is believed to significantly reduce the pressure and hence trauma on the surrounding brain tissue.

The market for VBAS is limited to craniotomy procedures and our target audience is both neurosurgeons and hospitals with neurosurgery departments. The surgeon is most interested in ease and simplicity of use, reduction in surgery times, less trauma to the patient and better overall outcomes; the surgeon is also interested in devices which can enable surgeries which would otherwise be difficult or possibly even inoperable. The Company believes there are approximately 3,500 neurosurgeons in the US, providing a well defined target audience. The hospital is most interested in reduction in surgery times, better outcomes, reduction in in-patient recovery times and the overall cost/benefit of the product. We believe VBAS targets the interests of both the surgeon and the hospital. Our strategy to increase adoption by both these groups, in the US and internationally, is centered around: increasing our access to the universe of surgeons and the larger hospitals; providing more clinical and scientific data supporting VBAS’ clinical superiority and superior cost/benefit profile; and developing new products that either assist in the adoption and sales of the existing VBAS range or address new market segments not currently addressed by VBAS.

NovaVision’s therapies (VRT and, through its Sight Science subsidiary, NeET), are aimed at those suffering from a permanent visual field deficit caused by neurological trauma such as that resulting from stroke and traumatic brain injury. VRT and NeET are restitution therapies that are designed to partially restore lost vision. Alternatives to these therapies merely allow the patient to adapt to the condition either through substitution techniques (optical aids such as prisms) or compensatory techniques that teach the patients to compensate for their visual deficits (such as eye movement training). The market for our therapies, and our target audience, comprises those who have suffered such visual field deficit, their families and physicians of all types who provide care for or advice to such patients. This is a very large a fragmented market and our strategy is centered around: continuing to increase awareness amongst our target groups by a variety of direct and indirect channels; introducing a new compensatory eye movement therapy in the form of NeuroEyeCoach which will also benefit these patients and complements VRT; and developing a much lower-cost and business-efficient web based delivery model for VRT such that we can lower significantly the price of VRT to patients and thereby we believe, remove pricing as a barrier in the minds of patients, their families and their physicians, as well as making the delivery of the therapy truly scalable.

Vycor Medical

Introduction

Vycor Medical is a medical device company that designs, develops and markets medical devices for use in neurosurgery. Vycor Medical is ISO 13485:2003 compliant, has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, as well as applicable full or partial regulatory approvals in Australia, Canada, China, Japan, Korea and Russia for sale of its brain access system. Vycor Medical’s first product, the ViewSite Brain Access System (VBAS), is a next generation retraction and access system that was fully commercialized in early 2010. The VBAS device is the first significant technological change to brain tissue retraction. The incumbent blade retractor technology has not changed materially in over 50 years in stark contrast to significant development in most other neuro-surgical technologies.

Vycor Medical has a current product pipeline aimed at enhancing the ease of use and increasing the compatibility of its current VBAS range, and separately also expanding the applicable procedures it addresses by expanding its VBAS range. A second potential product range focused on spinal procedures is the Cervical Access System (VCAS), which requires further prototyping and market testing prior to reaching a decision to commercialize. This product is designed to assist surgeons in cervical surgeries, allowing the surgeon to gain access to the anterior cervical surgery site; the VCAS is covered by Vycor’s 510(k) clearance.

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

Vycor’s VBAS is a significant improvement over current technologies for accessing regions within the brain. A disposable product that can be used with neuro-navigation systems (IGS), the VBAS includes an introducer and working channel. Available in multiple sizes, the current series consists of 12 disposable products, offered in four different port diameters of 12mm, 17mm, 21mm, and 28 mm and a choice of three lengths: 3cm, 5cm, and 7cm.

The Market For Vycor Medical’s VBAS Product

The market for Vycor Medical’s VBAS product range is limited to craniotomy procedures. Based on statistics from the American Association of Neurological Surgeons (AANS), management estimates 700,000 such procedures were performed in the US in 2012. Of this, management believe approximately 200,000 (28 percent) are addressable by the VBAS range currently, with another 125,000 (total of 325,000 or 46 percent) addressable by an expanded future range. Management estimates, for the global market, there exists a current addressable market of approximately 1,000,000 procedures with another 600,000 addressable by an expanded VBAS range.

Sales and Marketing

Domestic Sales Strategy

The VBAS sales strategy is focused on driving sales through leading neurosurgeons. In this regard, Vycor Medical has adopted a dual strategy of targeting both the neurosurgeons specializing in brain and the larger neurosurgical hospitals.

The surgeon is most interested in ease and simplicity of use, reduction in surgery times, less trauma to the patient and better overall outcomes; the surgeon is also interested in devices which can enable surgeries which would otherwise be difficult or possibly even inoperable. The Company believes there are approximately 3,500 neurosurgeons in the US, providing a well defined target audience. The hospital is most interested in reduction in surgery times, better outcomes, reduction in in-patient recovery times and the overall cost/benefit of the product. We believe VBAS targets the interests of both the surgeon and the hospital.

Vycor Medical sells to stocking regional distributors and direct to hospitals through independent representatives, all of whom have existing relationships with neurosurgeons and help drive sales at the target hospitals without the need for a large and costly dedicated Vycor regional sales team.

International Sales

Vycor Medical’s strategy is to target those countries or regions internationally where it has patent protection and either has or can obtain regulatory approval. Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. In Europe, the Company currently only has a limited number of distributors and is only now turning its focus to this geographic region. Vycor also has full or partial regulatory approvals in Australia, Canada, China, Japan, Korea and Russia with distribution agreements in place or being sought.

Vycor Medical plans on focusing on the international markets and is actively pursuing new distribution agreements.

VBAS Market and the Hospital Adoption Process

The market for VBAS in the US is relatively concentrated. Teaching hospitals not only carry out more relevant procedures but also provide a natural way to drive adoption through the conversion of new surgeons. We focus our efforts initially on surgeons as the principle proponent within the hospital. Vycor has found that the learning curve is only 1-2 cases for surgeons, who like the simplicity of design and ease of use after trialing the product. However, Hospital Administration is required to approve the purchase of a new product and sometimes even a trial or evaluation of the product in the hospital by the neurosurgeon and this is one of the key barriers to the speed of adoption as this process can take several month.

Experience has been that the approval process can take up to six months for each hospital, and in some cases may even be longer.

Peer Review and Other Clinical Studies

The publication of clinical papers in neurosurgery journals by surgeon-users of VBAS regarding their experiences with the products (including peer review papers), and the publication of other clinical data, is important for the Company as it continues to evidence the clinical superiority of VBAS to the broader neurosurgical community. During the last 3 years the following papers were published:

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

Cervical Access System competitors are more numerous and include Medtronic, Asculap/B. Braun, Cardinal and Nuvasive, Cloward Instruments, as well as the standard “blade retractors” distributed by the aforementioned companies. In addition companies such as Endius and EBI have announced cervical retractor systems.

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 6 granted and 10 pending patents.

Vycor Medical’s 6 granted patents are in the China (Brain), Hong Kong (Brain), Russia (Brain) US (Brain), Japan and US (Spine).

Vycor Medical’s 10 pending patents are in: Canada (Brain, Spine), Europe (Brain, Spine), India (Brain, Spine), Japan (Brain), Hong Kong (Spine), US (Brain Apparatus and Extension Arm).

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

VRT is based on NovaVision’s platform technology which management believes induces neuroplasticity, the brain’s natural ability to compensate for damaged neural connections that cause vision loss.

The diagnostic algorithm in the VRT product first maps the visual field and defines the areas of defect in patients suffering vision loss. The therapeutic algorithm in the VRT product is then specifically designed for each patient based upon the results of the diagnostic program and it repetitively challenges the visual cortex with thousands of stimuli over the course of time. VRT is generally performed over a four to six month period, twice a day for approximately an hour total, six days a week. The Company maintains very broad IP protection. NovaVision has collected significant amounts of data from clinical studies and peer reviewed papers that support the Company’s claims about the benefits of its VRT platform technology for vision restoration and other indications. NovaVision has received 510(k) clearance and CE Marking for VRT and NeET also has CE Marking (both Class I). NovaVision’s VRT is the only medical device aimed at the restoration of vision for neurologically induced vision loss which has FDA 510 (K) clearance to be marketed in the U.S.

NovaVision’s new product pipeline is centered on a new saccadic training program called NeuroEyeCoach. This is also a computer based program providing eye-movement training to those who have suffered a visual field loss as a result of neurological damage and will be complementary to its existing VRT and NeET therapies.

The Market For NovaVision’s Therapies

The market for NovaVision’s therapies comprises those suffering from vision loss resulting from neurological trauma such as Stroke and Traumatic Brain Injury (TBI). The U.S. Centers for Disease Control (CDC) estimates there are 8 million Americans who have previously had a stroke incident, with 740,000 additional cases occurring annually. Additionally, approximately 5.3 million Americans live with long term deficits resulting from a TBI. Based on published reports of industry specialists, A. Pambakian and C. Kennard, it is estimated that approximately 16% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. NovaVision’s target market is this subset of patients who have suffered a permanent visual field deficit. Management estimates that NovaVision’s addressable target market is approximately 1.5 million people in the US, approximately 1.4 million people in Europe and approximately 6.4 million people throughout the rest of the world. The market potential will be further increase by the introduction of NeuroEyeCoach which will add an additional 3.6m people in the US and Europe and 8m in the rest of the world.

Competition

NovaVision provides restitution therapies for those suffering neurologically - induced vision loss, other therapies being substitution (optical aids such as prisms, which NovaVision does not really consider as competition) and compensation (eye movement training). Within compensation, competitors include RevitalVision, PositScience, Rehacom and NVT Systems. In restitution, competition has been reduced through NovaVision’s acquisition of Sight Science and really only leaves two small companies, Teltra and Visiontrainer in Germany. NovaVision believes that saccadic training (eye movement training) is complementary to its VRT and is in the advanced stage of developing its own saccadic therapy which will be called NeuroEyeCoach. This product will be sold as a standalone therapy or in the future as part of a NovaVision therapy regime with its VRT therapy.

Platform Technology

Although the exact mechanism by which VRT works has not been conclusively proven, management believes the light stimulation induces neuroplasticity, the brain’s natural ability to compensate for damaged neural connections that cause vision loss. Neuroplasticity has been discussed over the last 20 years or so and, as far back as 1990, Charles D. Gilbert and Torsten N Wiesel talked about the cortex not having a fixed functional architecture. The platform technology is comprised of proprietary algorithms that generate patient-specific therapies enabling NovaVision’s products to be used as both diagnostic and therapeutic tools. The platform technology generates light-based, or photic, stimulus programs. Patients are asked to focus on this fixation point, while at the same time a series of photic stimuli are delivered on the screen that are specific to the patient’s neurological requirements, and relayed directly to the brain using the eye as a conduit.

Management believes that it is these programmed light sequences that stimulate the border zone between the “seeing” and “blind” visual fields which induces neuroplasticity. While neuroplasticity for explaining VRT has never been conclusively demonstrated, a 2007 study by Randold S. Marshall, using MRI did demonstrate that VRT results in increased neural activity in the visual cortex. Irrespective of mechanism, patient studies and the Company’s ongoing experience point to significantly improved functional outcomes for patients who have done VRT treatment. This improvement manifests itself in greater confidence to move around and, according to data published by Romano JG et al (2008), an average shift of 4.9 degrees in the border between seeing and blind visual fields. The visual field is the portion of space surrounding an individual which is visible at any given time by that individual while their gaze is held stationary. To humans, the central 10° of visual field holds the greatest functional importance for focal and cognitive tasks.

Clinical Data Relating to VRT

NovaVision has accumulated significant amounts of clinical data as a result of company-sponsored trials as well as studies conducted by independent third parties, of which some of the key findings can be summarized as:

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

Regulatory Matters

In the U.S., NovaVision’s products are regulated by the FDA; VRT is a Class U medical device subject to 510(k) clearances, and in Europe NovaVision has CE Marking for VRT and Sight Science for NeET, both as Class I devices. NovaVision received its 510(k) clearance for VRT specific to Stroke and TBI indications in 2003.

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 31 granted and 8 pending patents (including Sight Science).

NovaVision’s 31 granted patents are in the U.S. (12), Canada (3), Europe (7), Australia (2), China (2), Hong Kong (1), Singapore (1), India (1) and Japan (2).

NovaVision’s 8 pending patents are in the U.S. and Canada (2), Europe (5) and Japan (1).

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

Sight Science

In January 2012 NovaVision acquired Sight Science, which was established in 2009 based on the research of Professor Arash Sahraie at the University of Aberdeen, and which provides an interactive computer-based therapy called Neuro-Eye Therapy (“NeET”), which patients administer at home. To date, over 150 patients have utilized NeET. Sight Science has 5 patents granted in the UK, France, Germany, Switzerland Singapore and Canada, and 1 patent pending in the U.S., all of which are included under the NovaVision Patents section above. Prof. Sahraie has conducted extensive research on blindsight and residual visual processing after brain injury, and is highly regarded in the field.

Both NovaVision’s VRT and Sight Science’s NeET work on the basis that repeated stimulation of the blind or transition areas by either bright patches of light (VRT) or the specific spatial patterns (NeET) which can lead to increases in sensitivity of the blind areas. Patients progress after VRT appears to be initiated at the blind and sighted borders whereas NeET results in changes deep within the blind field. Both therapies are able to demonstrate improvements in both visual sensitivity and activities of daily living. The Company believes that these therapies are complementary.

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

Vycor Medical has obtained the CE marking approval to allow for distribution of its VBAS products in Europe as a Class III device and has received HPB licensing approval for distribution in Canada. NovaVison’s VRT and Sight Science’s NeET have CE mark registrations as Class I devices in Europe. HMP does not have European regulatory clearance at this time.

Employees

We currently have 15 full-time employees.

Website. The Company operates websites at www.vycormedical.com and www.novavision.com.

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

Revenue and Gross Margin:

	2013	2012	% Change
Revenue:
Vycor Medical	$225,823	$118,385	91%
NovaVision	95,807	101,736	(6)%
Total Revenue	$321,630	$220,121	46%

Gross Profit
Vycor Medical	$197,873	$109,058	81%
NovaVision	81,951	85,689	(4)%
Total Gross Profit	$279,824	$194,747	44%

Vycor Medical recorded revenue of $225,823 from the sale of its products in for the three months ended September 30, 2013, an increase of $107,439 over the same period in 2012, reflecting increased activity in the US and internationally. Gross margin of 88% was achieved in 2013 compared to 92% for 2012. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower.

NovaVision recorded revenues of $95,807 for the three months ended September 30, 2013, a decrease of $5,929 over the same period in 2012, and gross margin of 87%, compared to 88% for the same period in 2012.

Research and Development Expense:

Research and development (“R&D”) expenses were $0 for the three months ended September 30, 2013, as compared to $33,650 for the same period in 2012.

During the three months ended September 30, 2013 the Company’s NeuroEyeCoach program completed the preliminary project stage, following which the authoritative accounting guidance requires software development costs to be capitalized. For the three months ended September 30, 2013 there was a capitalization of $61,167 of software development costs.

General and Administrative Expenses:

General and administrative expenses decreased by $165,241 to $673,464 for the three months ended September 30, 2013 from $838,705 for the same period in 2012. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended September 30, 2013 was $141,939, an increase of $110,731 over $31,208 in 2012, reflecting the payment of fundraising-related and investor relations fees. Also included within General and Administrative Expenses are Sales Commissions, which increased by $12,716 to $23,981.

The remaining General and Administrative decrease of $288,688 reflects: reduced investor relations and related costs ($39,183); reduced professional and consulting fees ($85,560); reduced payroll costs ($127,566); and reduced other costs ($36,379). The reduced payroll cost is as a result of the outsourcing of software development activities, the reassignment of executive responsibilities and general rationalization and staffing efficiency improvements.

Interest Expense:

Interest expense includes interest expense on the Company’s debt and insurance policy financing. Related Party Interest expense in the three months ended September 30, 2013 increased by $11,314 to $34,801 from $22,767 for the same period in 2012. Other Interest expense in the three months ended September 30, 2013 increased by $1,758 to $14,492 from $12,734 for the same period in 2012.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Revenue and Gross Margin:

	2013	2012	% Change
Revenue:
Vycor Medical	$502,847	$578,405	(13)%
NovaVision	285,411	339,703	(22)%
Total Revenue	$788,258	$918,108	(16)%

Gross Profit
Vycor Medical	$449,304	$487,853	(8)%
NovaVision	239,236	285,211	(16)%
Total Gross Profit	$688,540	$773,064	(11)%

Vycor Medical recorded revenue of $502,847 from the sale of its products for the nine months ended September 30, 2013, a decrease of $75,558 over the same period in 2012. Management believes that a decline in sales during February 2013 may have partially been the result of the posting by the FDA in late January 2013 of a Class 1 classification to the recall which the Company had completed in November 2012, and which created some short-term customer instability. Notwithstanding, for the period commencing March 1, 2013 and continuing through September 30, 2013, Vycor Medical's sales have returned to pre-February 2013 levels. Gross margin of 89% was achieved in 2012 compared to 84% for 2012. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower.

NovaVision recorded revenues of $285,411 for the nine months ended September 30, 2013, a decrease of $54,292 over the same period in 2012, and gross margin of 84%, compared to 84% for the same period in 2012. $10,730 of the decrease was accounted for by the sale of HMP-200 units in the 2012 period; NovaVision has ceased sales of this unit pending further development. NovaVision’s revenues are impacted by regional variations and timing. While both overall patient prescriptions and new patient contracts increased during the period, regional pricing variations resulted in lower revenue levels. In addition, patient therapy extensions decreased, and these timing differences account at least in part for the remainder of the decrease.

Research and Development Expense:

Research and development (“R&D”) expenses were $52,635 for the nine months ended September 30, 2013, as compared to $104,197 for the same period in 2012.

During the three months ended September 30, 2013 the Company’s NeuroEyeCoach program completed the preliminary project stage, following which the authoritative accounting guidance requires software development costs to be capitalized. For the nine months ended September 30, 2013 there was a capitalization of $61,167 of software development costs.

General and Administrative Expenses:

General and administrative expenses decreased by $669,852 to $2,063,233 for the nine months ended September 30, 2013 from $2,733,085 for the same period in 2012. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2013 was $316,003, an increase of $80,040 over $235,963 in 2012, reflecting the payment of fundraising-related and investor relations fees.. Also included within General and Administrative Expenses are Sales Commissions, which increased by $25,134 to $79,502.

The remaining General and Administrative decrease of $775,026 reflects: reduced investor relations and related costs ($46,717); reduced professional and consulting fees ($164,920); reduced premises costs ($51,881); reduced payroll costs ($296,539); reduced sales and marketing costs ($143,869); and reduced other costs ($71,099). The reduced payroll cost is as a result of the outsourcing of software development activities, the reassignment of executive responsibilities and general rationalization and staffing efficiency improvements .

Interest Expense:

Interest expense includes interest expense on the Company’s debt and insurance policy financing. Related Party Interest expense in the nine months ended September 30, 2013 increased by $33,709 to $95,859 from $62,150 for the same period in 2012. Other Interest expense in the nine months ended September 30, 2013 increased by $5,916 to $42,546 from $36,629 for the same period in 2012.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012	$ Change
Cash	$944	$59,821	$(589,877)
Accounts receivable, inventory and other current assets	$752,567	$863,958	$(111,390)
Total current liabilities	$(5,085,768)	$(4,018,810)	$(1,066,058)
Working capital deficit	$(4,332,257)	$(3,095,031)	$(1,237,225)
Cash provided by financing activities	$917,585	$728,368	$189,217

As of September 30, 2013 we had $944 cash, a working capital deficit of $4,332,257 and an accumulated deficit of $16,405,321. Total Stockholders’ deficit at September 30, 2013 was $2,823,171. Total debt at September 2013, included in the working capital deficit above, was $2,780,224.

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

Going Concern

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,817,407 for the nine months ended September 30, 2013, and the Company expects to incur additional losses. The Company has generated negative cash flows from operations since inception. As of September 30, 2013, current liabilities exceeded current assets by $4,332,257 the Company had a stockholders’ deficit of $2,823,171 and cash and cash equivalents of $944. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Research and Development

The Company expenses all research and development costs as incurred.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At September 30, 2013 and December 31, 2012 patient deposits amounted to $27,171 and $35,000, respectively, and are reserved against in Other Current Liabilities.

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

The Company’s management, including our President and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports its files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 20, 2012, the Company filed Action #13 148 01633 12 with the American Arbitration Association entitled Vycor Medical, Inc. (Claimant) against Greenbridge Capital Partners IV, LLC, Partizipant, LLC, and Joseph D. Kowal (Respondents) (the “Action”). This matter was fully settled on September 10, 2013.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January to September 2013 the Company issued: 6,269 shares of Common Stock (valued at $15,000) to Steven Girgenti, 7,206 shares of Common Stock (valued at $15,000) to Dr. Oscar Bronsther and 2,892 shares of Common Stock (valued at $6,250) to Lowell Rush in consideration for services provided to the Board of Directors; and 2,253 shares of Common Stock (valued at $6,250) to Alvaro Pascual-Leone, 3,580 shares of Common Stock (valued at $9,375) to Josef Zihl and 3,075 shares of Common Stock (valued at $6,250) to Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

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

During April to September 2013, Fountainhead Capital Management sold 177,439 warrants to purchase Vycor Common Stock at an exercise price of $1.88 per share. These warrants were granted to Fountainhead by the Company in February 2010 and were sold by Fountainhead to 7 investors at a price of $0.10 per warrant. The warrants were immediately exercised by the investors and the Company issued 177,439 shares of Common Stock in respect of the exercise and received cash proceeds of $332,832, which was applied to general working capital.

During April to September 2013, the Company issued a total of 325,936 shares of Common Stock in respect of conversion of Series C Preferred Stock.

On July 2, 2013, the Company entered into an advisory agreement with a registered broker-dealer to provide certain financial advisory services to the Company. Under the terms of the advisory agreement, the Company issued 15,000 restricted shares of Company Common Stock to the broker-dealer on execution.

During July to September 2013, Del Mar and Alex Partners were issued 10,800 and 7,200 shares of Common Stock, respectively, valued at $21,600 and $14,400, respectively, in lieu of cash consulting fees for the months of July to September 2013.

During October to November 2013, the Company issued 2,419 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 744 and 1,488 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During October to November 2013, the Company issued a total of 17,038 shares of Common Stock in respect of the conversion of Series C Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Subsequent events

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q.

Share Issuance

During October to November 2013, the Company issued 2,419 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 744 and 1,488 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

Conversion of Preferred Shares

During October to November 2013, the Company issued a total of 17,038 shares of Common Stock in respect of the conversion of Series C Preferred Stock.

Loan Funding

On October 23, 2013 the Company issued a term note for $100,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and is due November 30, 2013.

During October, the Company issued unsecured, subordinated loan notes to Fountainhead for a total of $35,000. The loan notes are subordinated to the Company’s secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

Consulting Agreement with Fountainhead Capital Management Limited (“Fountainhead”)

In October 2013, effective retroactively to May 5, 2013, the Fountainhead Consulting Agreement was extended on virtually the same terms as the Agreement expiring on that date. Pursuant to the Consulting Agreement, the Company pays Fountainhead a monthly retainer of $37,500. This monthly retainer shall be payable $5,000 in cash and the remainder shall be accrued and paid out to FCM at the option of FCM as follows: (i) in Vycor stock at any time at the average closing price for the 30 days prior to the end of the quarter in which the accrual is made; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2013.

VYCOR MEDICAL, INC.

By:	/s/ David M. Cantor
David M. Cantor
President and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)