Form 10-K
period 2013-12-31
VYCOR MEDICAL INC
filed 2014-04-07
CIK 1424768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-149782

VYCOR MEDICAL, INC.

(Exact name of registrant as specified in charter)

Delaware	20-3369218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Congress Ave., Suite 140, Boca Raton, FL 33487 (Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: (561) 558-2000

Securities registered pursuant to section 12(g) of the Act:

Common Stock par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,658,971 (assuming $2.68 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 10,184,720 shares of common stock par value $0.0001 as of April 4, 2014

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

ITEM 1. DESCRIPTION OF BUSINESS.

1. Organizational History

We were formed as a limited liability company under the laws of the State of New York on June 17, 2005 as “Vycor Medical LLC”. On August 14, 2007, we converted into a Delaware corporation and changed our name to “Vycor Medical, Inc.” (“Vycor” or the “Company”). On November 29, 2010, Vycor, through its wholly-owned subsidiary NovaVision Acquisition, Inc., completed the acquisition of substantially all of the assets of the former NovaVision, Inc., a company that had been in the business of researching, developing and providing medical technologies to restore the vision of patients with neurological visual loss. Subsequent to the purchase, NovaVision Acquisition, Inc. changed its name to NovaVision, Inc. (“NovaVision”). On January 4, 2012 Vycor, through its wholly-owned subsidiary NovaVision, completed the acquisition of all the shares of Sight Science Limited (“Sight Science”) a previous competitor to NovaVision, which provides an interactive computer-based therapy called Neuro-Eye Therapy (“NeET”).

2. Overview of Business

Vycor operates two distinct business units within the medical industry:

•	Vycor Medical manufactures and distributes the ViewSite Brain Access System (VBAS), a suite of clear cylindrical disposable devices used to access target sites such as tumors within the brain and which provide a working channel during neurosurgery for their removal. The FDA 510(k) cleared system provides a minimally invasive approach into the brain, offering clinical advantages that have been validated in various peer-reviewed articles and have enabled previously inoperable procedures to take place, thereby saving and changing lives.

•	NovaVision provides vision solutions targeted at a large and previously un-addressed market of people who have lost their sight as a result of Stroke or Traumatic Brain Injury (neurological brain damage). NovaVision addresses a significant target market, estimated at approximately $2 billion in the U.S. and over $13 billion globally, and has the only 510(k) cleared therapy targeted at the restitution of this type of vision loss. NovaVision has a broad portfolio of therapies that both restore lost vision and address other neurologically-induced vision issues. The Company’s lead Vision Restoration Therapy (VRT) while underpinned by significant clinical data is in development and not fully commercialized. Completion of the VRT development work is anticipated during 2014

Both businesses adopt a minimally or non-invasive approach. Both technologies have exceptional sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has a strong patent portfolio with 38 granted patents and a further 17 pending. The Company leverages joint resources across the divisions, to operate in a highly cost-efficient manner

Vycor Medical

Introduction

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical is ISO 13485:2003 compliant, has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, as well as applicable full or partial regulatory approvals in Australia, Canada, China, Japan, Korea and Russia for sale of its brain access system. Vycor Medical’s first product, VBAS, is a next generation retraction and access system that was fully commercialized in early 2010. The VBAS device is the first significant technological change to brain tissue retraction. The incumbent blade retractor technology has not changed materially in over 50 years in stark contrast to significant development in most other neuro-surgical technologies.

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

International Sales

Vycor Medical’s strategy is to target those countries or regions internationally where it has patent protection and either has or can obtain regulatory approval. Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. In Europe, the Company currently only has a limited number of distributors and is only now turning its focus to this geographic region. Vycor Medical has regulatory approvals for VBAS in Australia, Canada, China, Europe (Class III), Korea and Japan and is seeking or has partial regulatory approvals in Russia, India, Vietnam and Taiwan with distribution agreements in place or being sought.

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

Peer Review and Other Clinical Studies

The publication of clinical papers in neurosurgery journals by surgeon-users of VBAS regarding their experiences with the products (peer review papers), and the publication of other clinical data, is important for the Company as it continues to evidence the clinical superiority of VBAS. During the last 3 years the following papers were published:

•	“Usage of a Minimally Invasive Tubular Retraction System for Deep-Seated Tumors in Pediatric Patients” in Journal of Neurosurgery in May 2011: Pediatrics. Co-authors Pablo Recinos, M.D., of the Cleveland Clinic and George Jallo, M.D., of Johns Hopkins University conclude that while access to deep-seated, intra-axial tumors is challenging, the ViewSite tubular retractor and frameless neuro navigation facilitated the surgical approach and the combination of these technologies adds to the surgeon’s armamentarium to safely approach tumors in deep locations.

•	“Vycor Viewsite TC: Endoscope-guided Intraparenchimal Brain Tumor Resection,” by Daniel Prevedello, M.D., Director of the Minimally Invasive Cranial Surgery Program at the Ohio State University. Dr Prevedello reported on a case with a patient taking Avastin®, which delays surgical wound healing. He said the Viewsite TC was essential to the surgery; otherwise, no procedure could have been performed on the patient.

•	“Minimally Invasive Trans-Portal Resection of Deep Intracranial Lesions” in Minimally Invasive Neurosurgery, February 2011 a Johns Hopkins University paper by lead author A. Quinones Hinojosa. The authors reported a case series of 9 adult and pediatric patients with a variety of pathologies, including colloid cyst, DNET, papillary pineal tumor, anaplastic astrocytoma, toxoplasmosis and lymphoma. The locations of the lesions approached included: lateral ventricle, basal ganglia, pulvinar/posterior thalamus and insular cortex. Post-operative imaging was assessed to determine extent of resection and extent of white matter damage along the surgical trajectory. Satisfactory resection or biopsy was obtained in all patients. “VBAS lends itself well to minimally invasive microsurgical approaches and can be used in combination with modern navigational systems. The use of navigation permits not only the creation of a smaller craniotomy but also facilitates the creation of a trajectory that provides efficient and safe means for splitting white fiber tracts,” said the authors.

“3D Endoscpe-Assisted Transcallosal Approach to the Third Ventricle Using a Minimally Invasive Tubular Retractor System — A Feasability Study” by Alireza Shoakazemi , Alexander I. Evins , Philip E. Stieg , Antonio Bernardo Published in J Neurol Surg B 2014; 75 – A047. Weill Cornell Medical Center. Conclusion. Though some authors have advocated the benefits of retractorless microsurgical techniques in approaching the third ventricle, the use of routine retractors and their potential complications, in some cases, cannot be avoided. An increased incidence of cortical damage has been reported in a rat model, wherein retractors were held in place for more than 15 minutes at a pressure of 20 mmHg. We found the interhemispheric 3D endoscope-assisted trancallosal approach through tubular retractors to be feasible for the management of pathologies of the third ventricle

“3D Endoscopic Transtubular Anterior Petrosectomy for Petroclival Meningiomas: Assessment of Resection in Varying Tumor Volumes Utilizing a Synthetic Tumor Model” Alexander I. Evins , Alireza Shoakazemi , Justin C. Burrell , Rahul Kapoor , Philip E. Stieg , Antonio Bernardo Published J Neurol Surg B 2014; 75 – A036. Weill Cornell Medical Center. Conclusion. The application of 3D endoscopic transtubular anterior transpetrosal approaches in the treatment of medium and large petroclival meningiomas is both feasible and effective. Despite the demonstrated efficacy on those tumor types, resection of specific giant petroclival meningiomas still necessitate the use of traditional skull base microsurgical techniques. Further clinical studies are necessary to determine potential clinical complications

Manufacturing

Vycor Medical has an executed agreement with Lacey Manufacturing Company of Bridgeport, Connecticut (“Lacey”) to provide a full range of engineering, contract manufacturing and logistical support for our products. Lacey manufactures 6 of the VBAS 12 different sizes. Lacey is a recognized leader in the medical contract manufacturing sector, providing vertically integrated full services. Lacey is U.S. Food and Drug Administration registered and meets ISO standards and certifications. Lacey and C&J (C&J discussed below) each manufacture 6 of the VBAS 12 different sizes.

Vycor Medical had an executed agreement with C&J Industries, Meadville PA (“C&J”) to manufacture the remaining 6 of the VBAS 12 different sizes; this agreement formally expired in 2014. Vycor Medical holds sufficient inventory for its foreseeable needs and is in discussions with selected qualified sub-contract manufacturers to replace C&J.

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 8 granted and 8 pending patents.

Vycor Medical’s 8 granted patents are in the China (Brain), Hong Kong (Brain), Russia (Brain), Japan (Brain and Spine) and US (Brain (2) and Spine).

Vycor Medical’s 8 pending patents are in: Canada (Brain, Spine), Europe (Brain, Spine), India (Brain, Spine), Hong Kong (Spine), US (Navigation Arm).

Trademarks

VYCOR MEDICAL is a registered trademark.

Vycor Growth Strategy

Vycor Medical’s growth strategy is centered around:

1.	Increased U.S. market penetration through broader hospital coverage and targeted direct physician marketing.

2.	Provision of more Clinical and Scientific Data supporting not only the products superiority over the blade retractor but also to demonstrate the product’s potential for cost savings.

3.	International Market Growth Vycor Medical’s strategy is to target those countries or regions internationally where it has patent protection and either has or can obtain regulatory approval. Focus markets are: larger European markets, Russia, China, Japan and India.

4.	New Product Development New Product Development is targeted at both driving the use of its existing VBAS product range through ancillaries that will facilitate the product’s use and through new product extensions to broaden VBAS applicability to procedures currently not addressed by the existing product line, including an image-guided system fully compatible device.

NovaVision, Inc.

Introduction

NovaVision provides vision solutions targeted at a large and previously un-addressed market of people who have lost their sight as a result of Stroke or Traumatic Brain Injury (neurological brain damage). NovaVision addresses a significant target market, estimated at approximately $2 billion in the U.S. and over $13 billion globally.

NovaVision has a broad portfolio of therapies that both restore lost vision and address other neurologically-induced vision issues:

•	Restoration of Vision: NovaVision’s VRT and Sight Science’s Neuro-Eye Therapy (NeET), which aim to improve visual sensitivity. VRT delivers a series of light stimuli along the border of the patient’s visual field loss. These programmed light sequences stimulate the border zone between the “seeing” and “blind” visual fields, repetitively challenging the visual cortex in the border zone with mulitple stimuli over the course of time. NeET targets deep within the blind area by repeated stimulation, allowing patients to detect objects within the blind field. VRT is the only 510(k) cleared therapy targeted at the restitution of this type of Vision loss.

•	NeuroEyeCoach: re-trains ability of a patient to move their eyes, re-integrate left and right vision and to make the most of their remaining visual field

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

NovaVision’s recently launched NeuroEyeCoach in the U.S. This is also a computer based program providing eye-movement training to those who have suffered a visual field loss as a result of neurological damage and is complementary to its existing VRT and NeET therapies.

The Market For NovaVision’s Therapies

The market for NovaVision’s therapies comprises those suffering from vision loss resulting from neurological trauma such as Stroke and Traumatic Brain Injury (TBI). The U.S. Centers for Disease Control (CDC) estimates there are 8 million Americans who have previously had a stroke incident, with 740,000 additional cases occurring annually. Additionally, approximately 5.3 million Americans live with long term deficits resulting from a TBI. Based on published reports of industry specialists, A. Pambakian and C. Kennard, it is estimated that approximately 16% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. NovaVision’s target market is this subset of patients who have suffered a permanent visual field deficit. Management estimates that NovaVision’s addressable target market is approximately 1.5 million people in the US, approximately 1.4 million people in Europe and approximately 6.4 million people throughout the rest of the world. The market potential is further increased by the introduction of NeuroEyeCoach which adds an additional 3.6m people in the US and Europe and 8m in the rest of the world

Competition

NovaVision provides restitution therapies for those suffering neurologically — induced vision loss, other therapies being substitution (optical aids such as prisms, which NovaVision does not really consider as competition) and compensation (eye movement training). Within compensation, competitors include RevitalVision, PositScience, Rehacom and NVT Systems. In restitution, competition has been reduced through NovaVision’s acquisition of Sight Science and really only leaves two small companies, Teltra and Visiontrainer in Germany. NovaVision believes that saccadic training (eye movement training) is complementary to its VRT and is in the advanced stage of developing its own saccadic therapy which will be called NeuroEyeCoach. This product will be sold as a standalone therapy or in the future as part of a NovaVision therapy regime with its VRT therapy.

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

Management believes that it is these programmed light sequences that stimulate the border zone between the “seeing” and “blind” visual fields which induces neuroplasticity. While neuroplasticity for explaining VRT has never been conclusively demonstrated, a 2007 study by Randold S. Marshall, using MRI did demonstrate that VRT results in increased neural activity in the visual cortex. Irrespective of mechanism, patient studies and the Company’s ongoing experience point to significantly improved functional outcomes for patients who have done VRT treatment. This improvement manifests itself in greater confidence to move around and, according to data published by Romano JG et al (2008), an average shift of 4.9 degrees in the border between seeing and blind visual fields. The visual field is the portion of space surrounding an individual which is visible at any given time by that individual while their gaze is held stationary. To humans, the central 10o of visual field holds the greatest functional importance for focal and cognitive tasks.

Clinical Data

VRT

NovaVision has accumulated significant amounts of clinical data as a result of company-sponsored trials as well as studies conducted by independent third parties, of which some of the key findings can be summarized as:

•	Approximately 70% of patients experience positive outcome reflected by an increase in their visual field and studies have indicated an average increase of 4.9 degrees (Mueller I, Mast H, Sabel BA (2007), Romano JG 2008).

•	Elapsed time since injury does not seem to impact VRT and NeET therapies success. Therefore, a massive historical backlog of patients can potentially be treated (Romano JG, Schulz P, Kenkel S, Todd DP (2008)).

•	Improvements are permanent and do not appear to be age or gender dependent.

•	Age at the onset of the injury is not a critical factor, allowing access to the therapy by both young and older adults with brain injuries (Romano JG, Schulz P, Kenkel S, Todd DP (2008)).

NeuroEyeCoach

The PC-based treatment approach was originally developed by Prof. Zhl (1988, 1990) and has since been used with various modifications in 13 studies on a total of 556 patients with homonymous visual field loss and persistent visual disabilities.

The main outcome of saccadic training is a significant improvement in visual search performance accompanied by more efficient oculomotor strategies, and a reduction in visual disability as assessed by standardized questionnaires and behavioral measures. These include measures of improvement in navigation skills and object finding. The efficacy of this treatment approach for the improvement of visual overview and visual exploration is superior to practice with reading (Schuett et al., 2012), non-specific visual training (Roth et al., 2009), standard occupational therapy (Mödden et al., 2012) or counseling with regards to coping strategies (Zihl, 2011). Importantly, the treatment effect is not influenced by either the time since brain injury (Zihl, 2011) or the age of hemianopic patients (Schuett & Zihl, 2012) do not play a significant role in the treatment effect

Regulatory Matters

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

NovaVision’s 8 pending patents are in the U.S. and Canada (3), Europe (5).

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

Sight Science

In January 2012 NovaVision acquired Sight Science, which was established in 2009 based on the research of Professor Arash Sahraie at the University of Aberdeen, and which provides an interactive computer-based therapy called Neuro-Eye Therapy (“NeET”), which patients administer at home. To date, over 150 patients have utilized NeET. Sight Science has 6 patents granted in the UK, France, Germany, Switzerland Singapore and Canada, and 1 patent pending in the U.S., all of which are included under the NovaVision Patents section above. Prof. Sahraie has conducted extensive research on blindsight and residual visual processing after brain injury, and is highly regarded in the field.

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

NovaVision’s Growth Strategy

NovaVision’s strategy is centered around driving the adoption of its therapies, through:

1.	Reduced Cost and Greater scalability; enabled by a completely new therapy delivery mechanism moving away from hardware based to an asset light software solution allowing significant cost savings, which will be passed onto the patients. This different delivery mechanism and significant business process streamlining of currently largely manual tasks will enable NovaVision to provide an affordable and scalable therapy and thus service much a larger number of patients.

2.	Introduction of a new therapy module into the patient’s overall visual rehabilitation therapy regime that will provide additional functional benefits to patients who undergo the regime; this new therapy module, NeuroEyeCoach, is a new saccadic training program which is highly complementary to VRT and will ensure that more patients will receive greater benefit from the overall NovaVision therapy regime.

3.	New Potential Licensing model targeted at Rehabilitation Centers. Management is also in the advanced stages of exploring a leasing model under which NovaVision would lease a diagnostic-only VRT device to a rehabilitation center for a monthly fee. The center, be it in-patient or out-patient, would be able to efficiently screen its patients on their own for visual field deficits. NovaVision would receive leasing fees and benefit from incremental patient flow from referrals when they leave the center.

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

We currently have 18 employees.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of April 4, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Beginning on July 20, 2009, our Common Stock was quoted on the OTC Bulletin Board under the symbol “VYCO”.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter for fiscal years 2012 and 2013. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2012 – March 31, 2012	$3.00	$2.10
April 1, 2012 – June 30, 2012	$3.30	$1.50
July 1, 2012 – September 30, 2012	$3.30	$1.65
October 1, 2012 – December 31, 2012	$2.67	$1.12
January 1, 2013 – March 31, 2013	$2.10	$1.14
April 1, 2013 – June 30, 2013	$2.95	$2.00
July 1, 2013 – September 30, 2013	$2.69	$1.80
October 1, 2013 – December 31, 2013	$2.70	$1.90

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

Holders

As of April 4, 2014 there were 10,184,720 shares of common stock outstanding and approximately 155 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2013 through April 4, 2013 which were not registered under the Securities Act.

Common Stock:

Name of Purchaser	Issue Date	Security	Shares	Consideration
ALVARO PASCUAL-LEONE, M.D.	2/13/13	Common	926	Consulting Services
JOSEF ZIHL	2/13/13	Common	926	Consulting Services
SEAN CAMPBELL	4/5/13	Common	7,408	Conversion of Pref Stock
KENNETH T COVIELLO	4/5/13	Common	15,864	Conversion of Pref Stock
GREENBRIDGE CAPITAL PARTNERS IV LLC	4/5/13	Common	22,223	Conversion of Pref Stock
NEIL A WEISS	4/5/13	Common	14,815	Conversion of Pref Stock
JASON J S BARTON	4/12/13	Common	1,646	Consulting Services
OSCAR BRONSTHER	4/12/13	Common	2,632	Board Fees
STEVEN GIRGENTI	4/12/23	Common	2,632	Board Fees
JOSE ROMANO	4/12/13	Common	1,646	Consulting Services
ROBERT J NEBORSKY & SANDRA S NEBORSKY LIVING TRUST	4/19/13	Common	29,630	Conversion of Pref Stock
SKRILOFF FAMILY IRREVOCABLE TRUST FBO OLIVIA SKRILOFF	4/19/13	Common	1,482	Conversion of Pref Stock
SKRILOFF FAMILY IRREVOCABLE TRUST FBO SAMUEL SKRILOFF	4/19/13	Common	1,482	Conversion of Pref Stock
ONE EAST PARTNERS MASTER LP	4:23/13	Common	10,370	Conversion of Pref Stock
HEATHER VINAS	4/26/13	Common	32,152	Stock Option Exercise
KENNETH T COVIELLO	4/29/13	Common	15,863	Stock Option Exercise
RED SQUARE FUND ONE (SPC)	4/29/13	Common	88,889	Conversion of Pref Stock
ALVARO PASCUAL-LEONE, M.D.	5/1/13	Common	662	Consulting Services
JOSEF ZIHL	5/1/13	Common	1,335	Consulting Services
ALEX PARTNERS LLC	5/3/13	Common	93,333	Consulting Services
PETER BUBENZER	5/9/13	Common	36,000	Warrant Exercise
STEPHEN KUPPERSERG	5/9/13	Common	12,625	Warrant Exercise
ONE EAST PARTNERS MASTER LP	5/16/13	Common	5,926	Conversion of Pref Stock
ONE EAST PARTNERS OPPORTUNITY LP	5/16/13	Common	7,400	Conversion of Pref Stock
DANIEL SCHNEIDERMAN	5/21/13	Common	6,667	Conversion of Pref Stock
KENNETH T COVIELLO	5/29/13	Common	15,863	Stock Option Exercise
ONE EAST PARTNERS MASTER LP	6/4/13	Common	10,371	Conversion of Pref Stock
ONE EAST PARTNERS OPPORTUNITY LP	6/4/13	Common	5,187	Conversion of Pref Stock
MILLENNIUM TRUST COHPANY LLC FB0 HERBERT KLEI IRA	6/5/13	Common	25,250	Warrant Exercise
RB BRILL ZW BRILL JTTEN	6/10/13	Common	25,250	Warrant Exercise

Name of Purchaser	Issue Date	Security	Shares	Consideration
MARC COHEN	6/10/13	Common	50,500	Warrant Exercise
ONE EAST PARTNERS MASTER LP	6/16/13	Common	13,334	Conversion of Pref Stock
ONE EAST PARTNERS OPPORTUNITY LP	6/10/13	Common	7,408	Conversion of Pref Stock
CORE CAPITAL IV TRUST	6/11/13	Common	22,222	Conversion of Pref Stock
CORE CAPITAL IV TRUST	6/11/13	Common	22,223	Conversion of Pref Stock
JASON J S BARTON	6/13/13	Common	926	Consulting Services
OSCAR BRONSTHER	6/13/13	Common	1,482	Board Fees
STEVEN GIRGENTI	6/13/13	Common	1,482	Board Fees
JOSE ROMANO	6/13/13	Common	926	Consulting Services
ROBERT M BERNSTEIN	6/20/13	Common	7,408	Conversion of Pref Stock
ROBERT J KOCH	7/1/13	Common	12,625	Conversion of Pref Stock
JASON J S BARTON	7/3/13	Common	673	Consulting Services
OSCAR BRONSTHER	7/3/13	Common	2,155	Board Fees
STEVEN GIRGENTI	7/3/13	Common	2,155	Board Fees
JOSE ROMANO	7/3/13	Common	673	Consulting Services
LOWELL RUSH	7/3/13	Common	1,078	Board Fees
GARDEN STATE SECURITIES INC	7/8/13	Common	15,000	Consulting Services
ANDREW MITCHELL	7/31/13	Common	7,403	Conversion of Pref Stock
ALVARO PASCUAL-LEONE, H.D.	8/2/13	Common	659	Consulting Services
JOSEF ZIHL	8/2/13	Common	1,319	Consulting Services
THE DEL MAR CONSULTING GROUP INC	8/7/13	Common	7,200	Consulting Services
ALEX PARTNERS LLC	8/7/13	Common	4,800	Consulting Services
THE DEL MAR CONSULTING GROUP INC	9/13/13	Common	3,600	Consulting Services
ALEX PARTNERS LLC	9/13/13	Common	2,400	Consulting Services
DUANE J RENFRO	9/16/13	Common	14,815	Conversion of Pref Stock
ONE EAST PARTNERS MASTER LP	9/23/13	Common	13,334	Conversion of Pref Stock
ONE EAST PARTNERS OPPJRTUNITY LP	9/23/13	Common	7,408	Conversion of Pref Stock
ONE EAST PARTNERS MASTER LP	9/27/13	Common	13,334	Conversion of Pref Stock
ONE EAST PARTNERS OPPORTUNITY LP	2/27/13	Common	7,403	Conversion of Pref Stock
JASON J S BARTON	10/3/13	Common	756	Consulting Services
OSCAR BRONSTHER	10/3/13	Common	2,419	Board Fees
STEVEN GIRGENTI	10/3/13	Common	2,419	Board Fees
JOSE ROMANO	10/3/13	Common	756	Consulting Services
LOWELL RUSH	10/3/13	Common	1,814	Board Fees
EDWARD KIMMELMAN	10/18/13	Common	15,189	Conversion of Pref Stock

Name of Purchaser	Issue Date	Security	Shares	Consideration
ALVARO PASCUAL-LEONE, M.D.	11/1/13	Common	744	Consulting Services
JOSEF ZIHL	11/1/13	Common	1,488	Consulting Services
ONE EAST PARTNERS OPPORTUNITIES LP	11/18/13	Common	5,186	Conversion of Pref Stock
ONE EAST PARTNERS OPPORTUNITIES LP	12/5/13	Common	11,852	Conversion of Pref Stock
THE DEL MAR CONSULTING GROUP INC	12/9/13	Common	33,000	Consulting Services
ALEX PARTNERS LLC	12/9/13	Common	27,000	Consulting Services
JASON J S BARTON	1/2/14	Common	717	Consulting Services
OSCAR BRONSTHER	1/2/14	Common	2,294	Board Fees
STEVEN GIRGENTI	1/2/14	Common	2,294	Board Fees
JOSE ROMANO	1/2/14	Common	717	Consulting Services
LOWELL RUSH	1/2/14	Common	1,720	Board Fees
MARK ABRAMS	1/3/14	Common	83,334	$150,000
THEODORE SISLEY JR	1/3/14	Common	11,112	$20,000
BOB BRIDGES	1/3/14	Common	13,889	$25,000
MARIO DELL’AERA	1/3/14	Common	83,334	$150,000
FOUNTAINHEAD CAPITAL MANAGEMENT LTD	1/3/14	Common	792,523	Debt Conversion
NICHOLAS P GIORDANO	1/3/14	Common	33,334	$60,000
DALE E HERBRANSON	1/3/14	Common	11,112	$20,000
PAUL IACOBELLO & GINA IACOBELLO JT TEN	1/3/14	Common	11,112	$20,000
WILLIAM MATHIAS	1/3/14	Common	13,889	$25,000
MICK MCLOUGHLIN	1/3/14	Common	111,112	$200,000
LOBERT MORONEY & CAROLE R MORONEY JTTN	1/3/14	Common	13,889	$25,000
RBC CAPITAL MARKETS CORP FBO MICHAEL BEHAR ROTH IRA	1/3/14	Common	40,000	$72,000
RBC CAPITAL MARKETS LLC CUST FB0 DENNIS ABRAMS IRA	1/3/14	Common	22,223	$40,000
RBC CAPITAL MARKETS LLC CUST FB0 FRANCIS ALTIERI IRA	1/3/14	Common	10,000	$18,000
RBC CAPITAL MARKETS LLC FB0 STEVEN JENKINS IRA	1/3/14	Common	19,445	$35,000
RBC CAPITAL MARKETS LLC FBO KENNETH W PILEGGI IRA	1/3/14	Common	8,000	$14,400
RBC CAPITAL MARKETS LLC FBO DENNIS ABBOTT IRA	1/3/14	Common	13,889	$25,000
DONALD J RICHARDS	1/3/14	Common	50,000	$90,000
DUNCAN SCOTT	1/3/14	Common	16,667	$30,000

Name of Purchaser	Issue Date	Security	Shares	Consideration
GLENN RICHARD SKUTT & LESLEY HOWARD JT TEN	1/3/14	Common	13,889	$25,000
HIDEO TAKADA	1/3/14	Common	100,000	$180,000
HOWARD TEICHER	1/3/14	Common	4,167	$7,500
TIMOTHY H SHEAR DEC OF TRUST DTD 1974	1/3/14	Common	8,334	$15,000
STEVEN WALLITT	1/3/14	Common	16,667	$30,000
THE DEL MAR CONSULTING GROUP INC	1/15/14	Common	6,000	Consulting Services
ALEX PARTNERS LLC	1/15/14	Common	4,000	Consulting Services
ALVARO PASCUAL-LEONE, M.D.	2/3/14	Common	710	Consulting Services
JOSEF ZIHL	2/3/14	Common	1,420	Consulting Services
STEVEN R ANTICO	2/4/14	Common	13,889	$25,000
ALAN ANTOKAL	2/4/14	Common	55,556	$100,000
THE APREGAN FAMILY TRUST DTD 2/11/98	2/4/14	Common	27,778	$50,000
PETER BACKUS	2/4/14	Common	72,223	$130,000
MICHAEL G CADWELL	2/4/14	Common	41,667	$75,000
RICHARD A CLOYD	2/4/14	Common	30,000	$54,000
JASON COHEN	2/4/14	Common	63,334	$114,000
CHAD CRITCHLEY	2/4/14	Common	27,778	$50,000
SCOTT CUNNINGHAM	2/4/14	Common	16,667	$30,000
DONALD P FARE	2/4/14	Common	27,778	$50,000
STEPHAN FORSTMANN	2/4/14	Common	11,112	$20,000
CHRIS HAYDEN	2/4/14	Common	22,223	$40,000
ALISTAIR ERIC MACCALLUM LABAND	2/4/14	Common	55,556	$100,000
STEVEN L LEW	2/4/14	Common	3,889	$7,000
JAMES P LITTLE	2/4/14	Common	22,223	$40,000
RAYLAN LOGGINS	2/4/14	Common	16,667	$30,000
MICHAEL LOTZE	2/4/14	Common	70,000	$126,000
ULRICH OTTO	2/4/14	Common	41,667	$75,000
RBC CAPITAL MARKETS CORP FBO SUSAN A IZARD IRA	2/4/14	Common	13,889	$25,000
DAVID RUSH	2/4/14	Common	111,112	$200,000
DUNCAN SCOTT	2/4/14	Common	27,778	$50,000
WILLIAM C SLATER	2/4/14	Common	5,556	$10,000
TIMOTHY A SHEAR DEC OF TRUST DTD 1 6 1974	2/4/14	Common	14,000	$25,200
SALMAN WAKIL	2/4/14	Common	40,000	$72,000
HUGO WERE	2/4/14	Common	83,334	$150,000

Name of Purchaser	Issue Date	Security	Shares	Consideration
ORVILLE A WHITE	2/4/14	Common	55,556	$100,000
FRASER CAMPBELL	2/25/14	Common	2,963	Exchange for Pref Stock
HUGH SCOTT CAMPBELL	2/25/14	Common	2,963	Exchange for Pref Stock
THOMAS VARGA TTEE THE PRAG CHILDREN’S TRUST FBO ANDREW J PRAG	2/25/14	Common	8,149	Exchange for Pref Stock
THOMAS VARGA TTEE THE PRAG CHILDREN’S TRUST FBO ROBERT B. PRAG	2/25/14	Common	8,149	Exchange for Pref Stock
GURI DAUTI	2/25/14	Common	14815	Exchange for Pref Stock
RICHARD HOFFMAN	2/25/14	Common	6,667	Exchange for Pref Stock
NADEJDA KASSATKINA	2/25/14	Common	29,630	Exchange for Pref Stock
APEX TECHNOLOGY VENTURES LLC	2/25/14	Common	14,815	Exchange for Pref Stock
JSL KIDS PARTNERS	2/25/14	Common	38,519	Exchange for Pref Stock
IRINA PAVLOVA	2/25/14	Common	14,315	Exchange for Pref Stock
ROBERT B PRAG	2/25/14	Common	23,705	Exchange for Pref Stock
RBC CAPITAL MARKETS FBO JANE ELLIS	2/25/14	Common	27,630	Exchange for Pref Stock
BORIS SMIRNOV & ALEXANDRA I SMIRNOV JT TEN	2/25/14	Common	29,630	Exchange for Pref Stock
RBC CAPITAL MARKETS CORP FBO MICHAEL BEHAR ROTH IRA	3/3/14	Common	15,000	Exchange for Pref Stock
FRASER CAMPBELL	3/6/14	Common	2,593	Exchange for Pref Stock
HUGH SCOTT CAMPBELL	3/6/14	Common	2,593	Exchange for Pref Stock
THOMAS VARGA TTEE THE PRAG CHILDREN’S TRUST FBO ANDREW J PRAG	3/6/14	Common	7,129	Exchange for Pref Stock
THOMAS VARGA TTEE THE PRAG CHILDREN’S TRUST FBO ROBERT B. PRAG JR	3/6/14	Common	7,129	Exchange for Pref Stock
GURI DAUTI	3/6/14	Common	12,963	Exchange for Pref Stock
RICHARD HOFFMAN	3/6/14	Common	5,833	Exchange for Pref Stock
NADEJDA KASSATKINA	3/6/14	Common	25,926	Exchange for Pref Stock
APEX TECHNOLOGY VENTUERES LLC	3/6/14	Common	12,963	Exchange for Pref Stock
JSL KIDS PARTNERS	3/6/14	Common	33,704	Exchange for Pref Stock
IRINA PAVLOVA	3/6/14	Common	12,963	Exchange for Pref Stock
ROBERT B PRAG	3/6/14	Common	20,740	Exchange for Pref Stock
RBC CAPITAL MARKETS FBO JANE ELLIS	3/6/14	Common	25,926	Exchange for Pref Stock
BORIS SMIRNOV & ALEXANDRA I SMIRNOV JT TEN	3/6/14	Common	25,926	Exchange for Pref Stock
GARDEN STATE SECURITIES	3/11/14	Common	30,000	Consulting services
ALTSHULER, HOWARD	3/31/14	Common	13,889	$25,000
RBC CAPITAL MARKETS FBO MICHAEL A BOULUS IRA	3/31/14	Common	27,778	$50,000
BRICKLEY, ROBERT	3/31/14	Common	8,334	$15,000
DIBENEDETTO, ROBERT D.	3/31/14	Common	5,556	$10,000
FOGLE, RICHARD	3/31/14	Common	13,889	$25,000
KASPER, MARK	3/31/14	Common	27,778	$50,000
MACKENZIE, KEVIN M.	3/31/14	Common	27,778	$50,000
NESLAND, BRETT	3/31/14	Common	15,000	$27,000
REY 1998 FAMILY TRUST	3/31/14	Common	55,556	$100,000
GLENN RICHARD SKUTT & LESLIE HOWARD	3/31/14	Common	13,889	$25,000
STEVEN JENKINS IRA RBC CAPITAL MARKETS CORP.	3/31/14	Common	13,889	$25,000
SWEENEY, DAVID	3/31/14	Common	2,800	$5,040
TRAFFORD, JOHN	3/31/14	Common	41,667	$75,000
UFHEIL, DAVID A.	3/31/14	Common	27,778	$50,000
BACKUS, PETER	3/31/14	Common	27,778	$50,000
SIMON, MICHAEL & MARY	3/31/14	Common	27,778	$50,000
BOLTZ, WILLLIAM	3/31/14	Common	41,667	$75,000
SEDBERRY, ERICA PITMAN	3/31/14	Common	41,667	$75,000
APGAR, CHRISTOPHER	3/31/14	Common	41,667	$75,000
SHANKARA, SRINIVAS	3/31/14	Common	11,112	$20,000
SCHEUER, RICORDON & SILVIA SUEREZ	3/31/14	Common	75,000	$135,000
JASON J S BARTON	3/31/14	Common	694	Consulting Services
JOSE ROMANO	3/31/14	Common	694	Consulting Services
OSCAR BRONSTHER	3/31/14	Common	2,222	Board Fees
LOWELL RUSH	3/31/14	Common	2,222	Board Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	3/31/14	Common	6,276	Consulting Services
J AND M GROUP LLC	3/31/14	Common	2,500	Consulting Services
STEVEN GIRGENTI	1/4/14	Common	2,222	Board Fees

The securities issued in the above mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

	12/31/13	12/31/12	12/31/11
Revenues	$1,089,374	$1,205,263	$971,367
Net comprehensive loss	$(2,444,491)	$(2,926,210)	$(4,778,541)
Net comprehensive loss per share	$(0.39)	$(0.52)	$(0.92)
Weighted average no. shares	6,324,175	5,637,690	5,200,645
Stockholders’ equity (deficit)	$(3,315,243)	$(1,457,650)	$875,324
Total assets	$2,115,250	$2,561,161	$3,571,640
Total liabilities	$5,430,493	$4,018,810	$2,696,316

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At December 31, 2013 and 2012 patient deposits amounted to $25,467 and $35,000, respectively, and are reserved against in Other Current Liabilities.

Fixed assets

The Company records fixed assets at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and seven years. Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized

Income taxes

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

NovaVision generates revenues from various programs, therapy services and other sources such as license sales. Therapy services revenues represent fees from NovaVision’s vision restoration therapy software, diagnostic software, medical devices, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision recognizes revenue for providing the vision restoration therapy as the Company’s work effort is expended. NovaVision provides vision restoration therapy directly to patients. The typical vision restoration therapy consists of six modules, performed on average over 6 months in the U.S. and U.K. and 10 months in Germany. A patient contract comprises set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period. Patient therapy is restricted to being completed by a patient within a specified time frame.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Revenue and Gross Margin:

	2013	2012	% Change
Revenue:
Vycor Medical	$724,367	$770,676	(6)%
NovaVision	$365,007	$434,587	(16)%
	$1,089,374	$1,205,263	(10)%
Cost of Revenue:
Vycor Medical	$(95,528)	$(101,947)	(6)%
NovaVision	$(58,304)	$(77,583)	(25)%
	$(153,832)	$(179,530)	(14)%
Gross Profit
Vycor Medical	$628,839	$668,729	(6)%
NovaVision	$306,703	$357,004	(14)%
	$935,542	$1,025,733	(9)%

Vycor Medical recorded revenue of $724,367 from the sale of its products for the year ended December 31, 2013, a decrease of $46,309 from 2012. Management believes that a decline in sales during February 2013 may have partially been the result of the posting by the FDA in late January 2013 of a Class 1 classification to the recall which the Company had completed in November 2012, and which created some short-term customer instability. Notwithstanding, for the period commencing March 1, 2013 and continuing through December 2013, Vycor Medical’s sales returned to pre-February 2013 levels. Gross margin of 87% was achieved in 2013 and 2012.

NovaVision recorded revenues of $365,007 for the year ended December 31, 2013, a decrease of $69,580 from 2012, and gross margin of 84%, compared to 82% for 2012. $10,730 of the revenue decrease was due to the sale of HMP-200 units in 2012, a legacy pre-acquisition product; NovaVision has ceased sales of this unit pending further development. NovaVision’s therapy suite has been undergoing significant development to: substantially reduce costs of delivery; as a result drive down the price of VRT therapy to make it affordable; streamline business processes to make the therapy scalable; add a new saccadic program to broaden the range of benefits to patients from the therapy suite. As a result the Company is not intensively marketing its existing VRT program model and this, together with NovaVision’s intense focus on development particularly in the second half of 2013, impacted revenues.

Research and Development Expense:

Research and development expenses were $53,451 in 2013 compared to $126,042 for 2012. The expense reduction partly reflects the capitalization of costs related to NeuroEyeCoach once it passed commercial feasibility.

General and Administrative Expenses:

General and administrative expenses decreased by $599,963 to $2,813,041 in 2013 from $3,413,004 in 2012. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for 2013 was $450,447, an increase of $153,443 over $297,004 in 2012. Also included within General and Administrative Expenses are Sales Commissions, which increased by $15,849 to $90,552 reflecting higher levels of sales.

The remaining General and Administrative decrease of $769,255 reflects: reduced investor relations, public relations and related costs, including video production ($100,239); reduced scientific advisory costs, in part due to capitalization costs related to NeuroEyeCoach once it passed commercial feasibility ($96,529); reduced professional and consulting fees ($32,848); reduced legal costs including patent ($25,753); reduced premises costs ($71,363); reduced payroll costs ($382,071); reduced sales, marketing and travel costs ($65,741); and increased other costs ($5,289). The reduced payroll cost is as a result of the outsourcing of software development activities, the reassignment of executive responsibilities and general rationalization and staffing efficiency improvements.

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2013 increased by $44,132 to $131,400 from $87,268 for 2012. Other Interest expense for 2013 increased by $9,234 to $59,897 from $50,663 for 2012.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012	$ Change
Cash	$31,303	$59,821		$(28,518)
Accounts receivable, inventory and other current assets	$627,649	$863,957		$(236,308)
Total current liabilities	$(5,430,493)	$(4,018,810)		$(1,411,684)
Working capital (deficit)	$(4,771,541)	$(3,095,032)		$(1,676,510)
Cash provided by financing activities	$1,089,071	$728,368	$

As of December 31, 2013 we had $31,303 cash, a working capital deficit of $4,771,541 and an accumulated deficit of $17,032,405. The Stockholders’ deficit at December 31, 2013 was $3,315,243, compared to a deficit of $1,457,649 at December 31, 2012, a change of $1,857,594. Debt at December 31, 2013 was $2,951,742 compared to $2,195,502 at December 31, 2012.

In January to March 2014 the Company completed the four separate closings (the “Closings”) of the sale of $4,010,140 in Units (the “Units”) comprising shares of common stock (“Common Stock”) and Series A and Series B Warrants (collectively, the “Warrants”) to accredited investors (the “Investors”) in a continuing offering (the “Offering”) which allows for maximum proceeds of $5,000,000. These Closings raised net proceeds, after expenses, of $3,638,651. At the same time Fountainhead Capital Management Limited (“Fountainhead”) converted a total of $1,426,542 of accrued consulting fees into an investment in Units under the Initial Closing. Management has evaluated the effects on the Company’s financial condition following the closings and the conversion of accrued fees in 2014 and is of the opinion that any potential going concern uncertainty that previously existed has been remediated.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

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

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Vycor Medical Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Vycor Medical Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vycor Medical Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hackensack, New Jersey
April 7, 2014

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash	$31,303	$59,821
Trade accounts receivable, net of allowance for doubtful accounts of $6,474 and $2,754	212,660	144,347
Inventory	206,926	290,508
Prepaid expenses and other current assets	208,063	429,102
Total Current Assets	658,952	923,778

Fixed assets, net	706,197	827,389

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	444,095	502,895
Website, net of accumulated amortization	1,680	2,772
Security deposits	53,169	53,169
Total Intangible and Other assets	750,101	809,993

TOTAL ASSETS	$2,115,250	$2,561,160

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$254,024	$187,789
Accrued interest: Related Party	238,299	107,176
Accrued interest: Other	147,984	87,962
Accrued liabilities	1,776,867	1,198,463
Other current liabilities	61,576	241,918
Notes payable: Related Party	2,373,556	1,732,812
Notes payable: Other	578,186	462,690

TOTAL CURRENT AND TOTAL LIABILITIES	5,430,492	4,018,810

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 16.2 and 39.3 issued and outstanding as at December 31, 2013 and 2012 respectively	$1	$1
Common Stock, $0.0001 par value, 25,000,000 shares authorized at December 31, 2013 and 2012, 6,757,225 and 6,020,555 shares issued and outstanding at December 31, 2013 and 2012 respectively	675	602
Additional Paid-in Capital	13,762,689	13,141,489
Treasury Stock (103,334 and 68,889 shares of Common Stock as at December 31, 2013 and 2012 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(17,032,405)	(14,587,914)
Accumulated Other Comprehensive Income	(45,170)	(10,795)
Total Stockholders’ Deficiency	(3,315,243)	(1,457,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,115,250	$2,561,160

See accompanying notes to financial statements.

VYCOR MEDICAL, INC.
Consolidated Statement of Comprehensive Loss

	For the year ended December 31,
	2013	2012
Revenue	$1,089,374	$1,205,263
Cost of Goods Sold	153,832	179,530
Gross Profit	935,542	1,025,733

Operating expenses:
Research and development	53,451	126,042
Depreciation and Amortization	350,526	328,890
General and administrative	2,813,041	3,413,004
Negative Goodwill on Acquisition of Subsidiary	—	(66,394)
Costs related to Acquisition of Subsidiary	—	18,285
Total Operating expenses	3,217,018	3,819,827

Operating loss	(2,281,476)	(2,794,094)

Other income (expense)
Other income (expense)	—	719
Interest expense: Related Party	(131,400)	(87,268)
Interest expense: Other	(59,897)	(50,663)
Total Other Income (expense)	(191,297)	(137,212)

Net Loss	$(2,472,773)	$(2,931,306)

Comprehensive Income
Foreign Currency Translation Adjustment	28,282	5,096
Net Comprehensive Loss	$(2,444,491)	$(2,926,210)

Comprehensive Loss Per Share
Basic and diluted	$(0.39)	$(0.52)

Weighted Average Number of Shares Outstanding	6,324,175	5,637,690

See accompanying notes to financial statements.

VYCOR MEDICAL, INC.
Statement of Stockholders’ Equity (Deficiency)

	Common Shares			Treasury Shares
	Number	Amount	Preferred Stock - Series C	Number	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI (Loss)	Total
Balance at January 1, 2012	5,381,358	$538	$1	0	$0	12,512,297	(11,661,704)	24,192	$875,324
Issuance of stock for board and consulting fees	267,969	27				379,354			379,381
Share-based compensation for consulting services						8,708			8,708
Cancellation of share-based compensation						(232,499)			(232,499
Purchases of equity — Common stock	50,372	5				169,995			170,000
Settlement — Common Stock	(137,778)	(14)				14			0
Repurchase of equity into Treasury Stock				(68,889)	(1,033)				(1,033
Common stock issuance for conversion of preferred shares	348,152	35				(35)			0
Common stock issuance for charitable donation	14,815	1				16,665			16,666
Issuance of stock for acquisition	95,667	10				286,990			287,000
Accumulated Comprehensive Loss								(34,987)	(34,987)
Net comprehensive loss for twelve months ended December 31, 2012							$(2,926,210)		(2,926,210)
Balance at December 31, 2012	6,020,555	$602	$1	(68,889)	$(1,033)	$13,141,489	$(14,587,914)	$(10,795)	$(1,457,650)
Issuance of stock for board and consulting fees	136,449	13				288,424			288,437
Return of equity into Treasury Stock				(34,445)
Common stock issuance for conversion of preferred shares	342,974	34				(34)			0
Common stock issuance for warrant exercises	257,181	26				332,810			332,836
Common stock issuance for split round-up	66
Accumulated Comprehensive Loss								(34,375)	(34,375)
Net comprehensive loss for twelve months ended December 31, 2013							$(2,444,491)		(2,444,491)
Balance at December 31, 2013	6,757,225	$675	$1	(103,334)	$(1,033)	$13,762,689	$(17,032,405)	$(45,170)	$(3,315,243)

See accompanying notes to financial statements.

VYCOR MEDICAL, INC.
Statement of Cash Flows

	For the year ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,444,491)	$(2,926,210)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	127,316	104,344
Depreciation of fixed assets	248,877	247,156
Inventory provision	35,000	—
Share based compensation	450,447	297,004
Change in accrued interest: Related Party	131,401	87,268
Change in accrued interest: Other	59,745	50,877

Changes in assets and liabilities:
Accounts receivable	(67,868)	169,729
Inventory	48,651	(106,396)
Prepaid expenses	60,256	256,095
Security deposit	—	3,100
Accounts payable	65,820	11,477
Accrued liabilities	574,757	431,700
Other current liabilities	(20,054)	2,926
Cash used in operating activities	(730,143)	(1,370,930)

Cash flows used in investing activities:
Purchase of fixed assets	(128,054)	(28,177)
Purchase of website		—
Acquisition of subsidiary, net of cash acquired	(163,201)	(153,641)
Acquisition of patents	(66,752)	(33,333)
Cash used in investing activities	(358,007)	(215,151)

Cash flows from financing activities:
Net proceeds from issuance of Common stock	332,832	170.000
Purchase of Treasury Stock	—	(1,033)
Net proceeds from issuance of Notes Payable: Related Party	640,744	416,450
Net proceeds from issuance of Notes Payable: Other	187,043	194,144
Repayment of Notes Payable: Other	(71,548)	(51,193)
Cash provided by (used in) financing activities	1,089,071	728,368
Effect of exchange rate changes on cash	(29,439)	(33,307)
Net decrease in cash	(28,518)	(891,020)
Cash at beginning of year	59,821	950,841
Cash at end of year	$31,303	$59,821
Supplemental Disclosures of Cash Flow information:
Interest paid:	$156	$207
Non-Cash Transactions:
Common Stock issued on conversion of Preferred C Shares	$1,157,500	$1,175,000

Acquisition of newly acquired subsidiary, net of cash
Trademarks and Tradenames	—	$121,157
Patents	—	180,183
Internally Developed Software	—	363,472
Other Net Assets	—	(758)
Negative Goodwill on Acquisition	—	(66,394)
	—	$597,660
Warrants, options and common stock issued for acquisition of subsidiary	—	(287,000)
Deferred consideration payable	161,530	(161,530)
Foreign exchange difference on deferred consideration	1,671	4,511
	$163,201	$153,641

See accompanying notes to financial statements.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and basis of presentation

The consolidated financial statements include the accounts of Vycor Medical, Inc., and its wholly-owned subsidiaries, NovaVision, Inc. (a Delaware corporation), NovaVision GmbH (a German corporation) and Sight Science Limited (a UK corporation), both wholly owned subsidiaries of NovaVision, Inc. NovaVision GmbH was converted from an AG on July 4, 2012. The Company is headquartered in Boca Raton, FL. The operations of Sight Science have been consolidated since January 4, 2012 the date of the completion of the acquisition of all the shares of Sight Science. All material inter-company accounts, transactions, and profits have been eliminated in consolidation. Certain reclassifications and format changes have been made to prior year amounts to conform to the correct year presentation.

Revenue Recognition

Vycor Medical generates revenue from the sale of its surgical access system to hospitals and other medical professionals. Vycor Medical records revenue when a completed contract for the sale exists, the product is invoiced and shipped to the customer. Vycor Medical does provide for product returns or warranty costs.

NovaVision generates revenues from various programs, therapy services and other sources such as license sales. Therapy services revenues represent fees from NovaVision’s vision restoration therapy software, diagnostic software, medical devices, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision recognizes revenue for providing the vision restoration therapy as the Company’s work effort is expended. NovaVision provides vision restoration therapy directly to patients. The typical vision restoration therapy consists of six modules, performed on average over 6 months in the U.S. and U.K. and 10 months in Germany. A patient contract comprises set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period. Patient therapy is restricted to being completed by a patient within a specified time frame. Deferred revenue results from patients paying for the therapy in advance of receiving the therapy.

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

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of operations.

Fixed assets

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of long-lived assets

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2013 and 2012, the amounts charged to research and development expenses were $53,451 and $126,042, respectively.

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc. on November 30, 2010 and $363,472 as part of the acquisition of the assets of Sight Science Limited on January 4, 2012. During the year ended December 31, 2013 the Company’s NeuroEyeCoach program completed the preliminary project stage, following which there was a capitalization of $97,643 of software development costs.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	December 31, 2013	December 31, 2012
Stock options outstanding	5,557	5,557
Warrants to purchase common stock	1,404,599	1,749,874
Debentures convertible into common stock	441,768	368,726
Preferred shares convertible into common stock	239,265	582,233
Total	2,091,189	2,706,390

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

3. NOTES PAYABLE

Related Party Notes Payable

As of December 31, 2013 and December 31, 2012 Related Party Notes Payable consists of:

December 31, 2013	December 31, 2012
On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management (“Fountainhead”), the beneficial owner of more than 50% of the Company’s common stock. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $1.88 per share, subject to adjustment and does not require bifurcation. These debentures were originally due August 31, 2010 and the due date has been extended over time to December 31, 2013 (On January 2, 2014 the holder agreed to remove the security interest and extend the note to January 2, 2017, subject to certain conditions).
441,362	441,362

	December 31, 2013	December 31, 2012
On September 30, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $2.63 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, and the due date has been extended over time to December 31, 2013. (On January 2, 2014 the holder agreed to remove the security interest and extend the note to January 2, 2017, subject to certain conditions).
	175,000	175,000

On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum, are secured by a first priority security interest in all of the assets of the Company, and are senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The debentures were originally due August 31, 2011, and the due date has been extended over time to December 31, 2013. (On January 2, 2014 the holder agreed to remove the security interest and extend the note to January 2, 2017, subject to certain conditions).
	400,000	400,000

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum, is secured by a first priority security interest in all of the assets of the Company, and is senior to or pari passu with, all other obligations of the Company, subject to certain conditions. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $2.85 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. The debentures were originally due December 31, 2012 and the due date has been extended over time to December 31, 2013. (On January 2, 2014 the holder agreed to remove the security interest and extend the note to January 2, 2017, subject to certain conditions).
	300,000	300,000

In the period July to December 2012 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $300,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. (On January 2, 2014 the holder agreed to extend the notes to January 2, 2017, subject to certain conditions).	300,900	300,900

In the period August to December 2012 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $115,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. (On January 2, 2014 the holder agreed to extend the notes to January 2, 2017, subject to certain conditions).	115,550	115,550

	December 31, 2013	December 31, 2012
In the period January to August 8, 2013 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $324,225. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. (On January 2, 2014 the holder agreed to extend the notes to January 2, 2017, subject to certain conditions).	324,225	—

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $91,519. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. (The notes were repaid in January and February 2014).	91,519	—

In the period January to August 8 2013 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $190,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. (On January 2, 2014 the holder agreed to extend the notes to January 2, 2017, subject to certain conditions).	190,000	—

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $20,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. (The notes were repaid in February 2014).	20,000	—

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to David Cantor, in the aggregate amount of $15,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. (The notes were repaid in February 2014).	15,000	—

Total Related Party Notes Payable:	$2,373,556	$1,732,812

Other Notes Payable

As of December 31, 2013 and 2012 Other Notes Payable consists of:

December 31, 2013	December 31, 2012
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company at the conversion price of $4.50 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended over time to November 30, 2013. (On January 2, 2014 the holder agreed to extend the notes to January 2, 2015, subject to certain conditions).
300,000	300,000

	December 31, 2013	December 31, 2012
In the period August to December 2012 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $98,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. (On January 2, 2014 the holder agreed to extend the notes to January 2, 2017, subject to certain conditions).	98,550	98,550

In September 2012 the Company issued short term, unsecured notes payable to Osbaldo Trading Limited in the amount of $42,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. (On January 2, 2014 the holder agreed to extend the notes to January 2, 2017, subject to certain conditions).	42,900	42,900

In the period June to August 8 2013 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $13,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. (On January 2, 2014 the holder agreed to extend the notes to January 2, 2017, subject to certain conditions).	10,000	—

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $13,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. (The notes were repaid in February 2014).	3,000	—

On October 22, 2013 the Company issued a term note for $100,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due November 30, 2013. (The note was repaid in January 2014).	100,000	—

Insurance policy finance agreements. During the year ended December 31, 2013 the Company received proceeds from Insurance policy finance agreement of $74,044 and made repayments of $71,548	23,736	21,240

Total Other Notes Payable:	$578,186	$462,690

As of December 2013, $1,316,362 of Company’s Related Party Notes Payable were secured by a security interest in all of the assets of the Company.

In January 2014 the Company completed the Initial and Second Closings (the “Closings”) of the sale of $3,061,100 in Units (the “Units”) comprising shares of common stock (“Common Stock”) and Series A and Series B Warrants (collectively, the “Warrants”) to accredited investors (the “Investors”) in a continuing offering (the “Offering”) which allows for maximum proceeds of $5,000,000. In connection with the Closings, the Company entered into amendment agreements with the relevant note holders to: remove the security interest on the secured notes; repay certain notes; and extend the maturity of the remaining notes, all as detailed in the tables above.

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

4. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Set out below are the revenues, gross profits and total assets for each segment.

	December 31,
	2013	2012
Revenue:
Vycor Medical	$724,367	$770,676
NovaVision	365,007	434,587
Total Revenue	$1,089,374	$1,205,263
Gross Profit:
Vycor Medical	$628,839	$668,729
NovaVision	306,703	357,004
Total Gross Profit	$935,542	$1,025,733
Total Assets:
Vycor Medical	$799,120	$1,055,026
NovaVision	1,316,130	1,506,134
Total Assets	$2,115,250	$2,561,160

(b) Geographic information. The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	December 31,
	2013	2012
Revenue:
United States	$858,751	$952,256
Europe	230,623	253,007
Total Revenue	$1,089,374	$1,205,263
Gross Profit:
United States	$732,404	$810,809
Europe	203,138	214,924
Total Gross Profit	$935,542	$1,025,733
Total Assets:
United States	$1,604,142	$1,935,638
Europe	511,108	625,522
Total Assets	$2,115,250	$2,561,160

5. FIXED ASSETS

As of December 31, 2013 and 2012, Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated Useful Lives	December 31, 2013	December 31, 2012
Machinery and equipment	3 years	$146,344	$123,355
Leasehold Improvements	5 years	6,206	6,206
Purchased Software	3 years	17,833	17,833
Molds and Tooling	5 years	234,230	234,230
Furniture and fixtures	7 years	22,288	21,533
Therapy Devices	3 years	87,906	76,513
Internally Developed Software	5 years	1,021,681	923,215
		1,536,488	1,402,885
Less: Accumulated depreciation and amortization		(830,291)	(575,496)
Property and Equipment, net		$706,197	$827,389

Depreciation expense for the years ended December 31, 2013 and 2012 was $248,877 and $247,155 respectively, including $25,667 and $22,610 respectively for Therapy Devices which is allocated to Cost of Sales.

6. INTANGIBLE ASSETS

As of December 31, 2013 and 2012, Intangible Assets consists of:

	December 31,
	2012	2011
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$772,414	$705,662
Accumulated Amortization	(328,319)	(202,767)
	$444,095	$502,895
Amortized intangible assets: Website (5 years useful life)
Gross carrying Amount	$18,908	$18,908
Accumulated Amortization	$(17,228)	(16,136)
	$1,680	$2,772
Intangible assets not subject to amortization
Trademarks	$251,157	$251,157

Intangible asset amortization expense for the periods ended December 31, 2013 and 2012 was $127,316 and $104,344, respectively.

7. EQUITY

Certain Equity Transactions

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

During the period from January 1, 2012 through December 2012, the Company issued a total of 348,149 shares of Common Stock in respect of conversion of Series C Preferred Stock.

During the period from May 1, 2012 through December 31 2012, the Company issued a total of 50,371 shares of Common Stock at $3.375 for a total consideration of $170,000 to four investors.

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

During January to December 2013 the Company issued: 8,688 shares of Common Stock (valued at $20,000) to Steven Girgenti, 9,500 shares of Common Stock (valued at $20,000) to Dr. Oscar Bronsther and 4,612 shares of Common Stock (valued at $10,000) to Lowell Rush in consideration for services provided to the Board of Directors; and 2,997 shares of Common Stock (valued at $7,813) to Alvaro Pascual-Leone, 5,068 shares of Common Stock (valued at $12,500) to Josef Zihl and 3,792 shares of Common Stock (valued at $7,812) to Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

On January 11, 2013, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of 1 for 150 on the issued and outstanding Common Stock par value $0.0001 (“Common Stock”). On January 15, 2013 (the “Effective Date”), the Company effectuated its reverse stock split. On the Effective date, the Company implemented a one for 150 share reverse split of its Common Stock. On the Effective Date, the Company’s pre-split 892,749,897 shares of Common Stock became 5,951,744 post-split shares of Common Stock, including the issuance of 66 shares of Common Stock for the round-up of partial shares. On February 28, 2014, the Company filed a Certificate of Correction (“Certificate of Correction”) with the Secretary of State of the State of Delaware which corrected the previously-filed Certificate of Amendment by reducing the total number of shares of all classes of stock which the Company shall have the authority to issue to 35,000,000 shares, of which 25,000,000 shares, par value $0.0001 are designated as Common Stock and 10,000,000 shares, par value $0.0001 are designated as Preferred Stock, with such reduction effective concurrent with the effectiveness of the Reverse Split. All relevant information relating to the number of shares and per share information has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

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

During April to December 2013, the Company issued a total of 342,974 shares of Common Stock in respect of conversion of Series C Preferred Stock.

On July 2, 2013, the Company entered into an advisory agreement with a registered broker-dealer to provide certain financial advisory services to the Company. Under the terms of the advisory agreement, the Company issued 15,000 restricted shares of Company Common Stock to the broker-dealer on execution

During July to September 2013, Del Mar and Alex Partners were issued 10,800 and 7,200 shares of Common Stock, respectively, in lieu of cash consulting fees for the months of July to September 2013. In November 2013, the Company entered into extension amendments to the existing agreements with Del Mar and Alex Partners, under which 33,000 and 27,000 shares of Company Common Stock respectively were issued. Under the extension agreements, the Company has the option to pay all or part of the monthly fees in cash and for December 3,000 shares were issued to Del Mar and 2,000 share were issued to Alex Partners.

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

Initial grants of options to purchase 3,334 shares were issued under the Plan on February 13, 2008 to each of Kenneth T. Coviello, the Company’s Chief Executive Officer and Heather N. Vinas, the Company’s President at an exercise price of $20.25 per share. The options vested 33-1/3% on each of the first, second, and third anniversary of the grant and expire February 12, 2018. Following Heather Vinas’ resignation as President of the Company in May 2010, 667 unvested options were cancelled. For the years ended December 31, 2013 and 2012, the Company recognized share-based compensation of $0 and $0, respectively.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan. As of December 31, 2013 there were no awards of any stock appreciation rights.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2011	1,747,347	$3.07

Granted	4,667	4.50
Exercised	—	—
Cancelled or expired	(2,140)	36.00

Outstanding at December 31, 2012	1,749,874	$3.03

Granted	—	—
Exercised	(341,941)	$1.49
Cancelled or expired	(3,334)	$10.50

Outstanding at December 31, 2013	1,404,599	$3.39

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2011	5,557	$20.25

Granted	—	—
Exercised	—	—
Cancelled or expired	—	—

Outstanding at December 31, 2012	5,557	$20.25

Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at December 31, 2013	5,557	$20.25

As of December 31, 2013, the weighted-average remaining contractual life of outstanding warrants and options is 0.91 and 4.12 years, respectively.

Non-Employee Stock Compensation

During the year ended December 31, 2013, the Company issued an aggregate of 8,688, 9,500 and 4,612 shares of common stock, respectively, valued at $20,000, $20,000 and $10,000 to each of Steven Girgenti, Oscar Bronsther and Lowell Rush for services rendered to the board of directors. For the year ended December 31, 2013, a total of $50,000 was recognized as share-based compensation for the issuance of these shares.

During the year ended December 31, 2013 the Company issued an aggregate of 2,997, 3,792 and 3,792 shares of common stock, respectively, valued at $7,813, to each of Alvaro Pascual-Leone, Jason Barton and Jose Romano and 5,068 shares of common stock valued at $12,500 to Josef Zihl for services rendered to the Scientific Advisory Board of NovaVision. For the year ended December 31, 2013 an aggregate of $35,938 was recognized as share-based compensation for the issuance of these shares.

On November 30, 2012 the Company entered into 12 month consulting agreements with Del Mar Consulting, Inc and Alex Partners, LLC to provide investor relations and investor awareness consultancy services. Under these agreements, Del Mar and Alex Partners received shares Common Shares valued at $157,500 and $105,000 respectively. The value of these shares is being amortized over the period of the agreement, and for the year ended December 31, 2013 stock compensation of $240,625 was recognized as share-based compensation in connection with these agreements. During July to September 2013, Del Mar and Alex Partners were issued 10.800 and 7,200 shares of Common Stock, respectively, valued at $21,600 and $14,400, respectively, in lieu of cash consulting fees for the months of July to September 2013. In November 2013, the Company entered into three-month extension amendments to the existing agreements with Del Mar and Alex Partners, under which 33,000 and 27,000 shares of Company Common Stock respectively were issued, valued at $66,000 and $54,000 respectively. The value of these shares is being amortized over the period of the agreement, and for the year ended December 31, 2013 stock compensation of $41,380 was recognized as share-based compensation in connection with these agreements. Under the extension agreement, the Company has the option to pay all or part of the monthly fees in cash and for December 3,000 shares valued at $5,400 were issued to Del Mar and 2,000 share valued at $3,600 were issued to Alex Partners.

On July 2, 2013, the Company entered into an advisory agreement with a registered broker-dealer to provide certain financial advisory services to the Company. Under the terms of the advisory agreement, the Company issued 15,000 restricted shares of Company Common Stock to the broker-dealer on execution, which were valued on the date of issuance at $37,500, which is being amortized over the first six months of the agreement. The value of these shares is being amortized over the six months of the agreement, and for the year ended December 31, 2013 stock compensation of $37,500 was recognized as share-based compensation in connection with this agreement.

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the above non-employees for the year ended December 31, 2013 was $450,442. As of December 31, 2013, there was $78,621 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

Stock-based compensation resulting from the issuance of Common Stock is calculated by reference to the valuation of the Stock on the date of issuance, the expense being recognized as the compensation is earned. Stock-based compensation expenses related to employee options and warrants granted to non-employees are recognized as the stock options and warrants are earned. The fair value of the stock options or warrants granted is estimated at the grant date, using the Black-Scholes option pricing model, and the expense is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant. The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes option pricing model on the basis of the fair value of the underlying common stock on the measurement date, adjusted for the unique characteristics of those equity instruments, using the assumptions noted in the table below. The fair value of the common stock is determined by the then-prevailing private placement purchase price. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options and warrants was based upon the life of the option, and the risk-free rate used was based on the U.S. Treasury Constant Maturity rate.

The stock compensation expensed during the year ended December 31, 2013 resulted only from the issuance of Common Stock valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing model for warrant-based stock compensation in year ended December 31, 2012:

	Year ended December 31,
	2013	2012
Risk-free interest rates	—	0.42–1.60%
Expected life	—	3 years
Expected dividends	—	0%
Expected volatility	—	96-99%
Vycor Common Stock fair value	—	$3.00–$4.50

9. INCOME TAXES

Loss Before Taxes

	December 31, 2013	December 31, 2012
Domestic	$2,216,711	$2,613,733
Foreign	227,780	312,477
	$2,444,491	$2,926,210

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013	December 31, 2012
Operating loss carry-forward	$3,100,000	$2,700,000
Deferred tax asset before Valuation allowance	3,100,000	2,700,000
Valuation allowance	(3,100,000)	(2,700,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2013 and December 31, 2012.

Net Operating Loss Carry-Forwards

As of December 31, 2013 and 2012, the Company had U.S. accumulated losses for tax purposes of approximately $9,000,000 and $7,600,000 respectively, which may be carried forward and offset against U.S. taxable income, and which expire during the tax years 2027 through 2032.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2013 and 2012, the Company had German accumulated losses for tax purposes of approximately $620,000 and $490,000 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations. Such carry-forwards are subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership.

As of December 31, 2013 and 2012, the Company had UK accumulated losses for tax purposes of approximately $140,000 and $100,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates

The applicable US income tax rate for the Company for both of the years ended December 31, 2013 and 2012 was 35%. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2013 and 2012 was 31.58%; the UK applicable rate for both the years ended December 31, 2013 and 2012 was 20%.

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

Uncertain Tax Position

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2013 and 2012. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

10. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft. located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the year ended December 31, 2013 and 2012 was $182,197 and $190,023 respectively

Potential German tax liability

In June 2012 the Company’s German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the years ended December 31, 2013 and 2012).

Potential China Patent Infringement

The Company was made aware in 2012 that a competitor had been granted a patent for related technology, and appeared to be entering the market with products that infringe the Company’s own issued patent. Following investigation, the Company has taken steps to initiate an invalidation of the competitor’s patent and enforce its patent rights; in March 2014 the Ptent Re-examination Board issued an Examination Decision invalidating all the claims of the competitor’s patent. The competitor has the right of appeal but the Company will contest any such appeal. The Company has also been made aware that a second competitor has filed a patent application for related technology and also may be producing a product that potentially infringes the Company’s patent, and is in the early stages of evaluation and has yet to determine what, if any actions to take in this instance, however as a general rule the Company intends to take all necessary action to protect its patent portfolio. As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims.

11. CONSULTING AND OTHER AGREEMENTS

The Company has entered into the following consulting and other agreements during the year ended December 31, 2013:

Advisory and Placement Agent Agreements

On July 2, 2013, the Company entered into two agreements with a registered broker-dealer one to provide certain financial advisory services to the Company (“Advisory Agreement”) and the other to act as placement agent for the Company (“Placement Agent Agreement”).

Under the terms of the Advisory Agreement, the broker-dealer is engaged on a non-exclusive basis to provide financial advisory services to the Company for at least ninety (90) days and thereafter until either party terminates the arrangement. Under the terms of the Advisory Agreement, as amended on March 14, 2014, the Company will issue 45,000 restricted shares of Company Common Stock to the broker-dealer, 15,000 of which are issuable on the date of the execution of the Agreement and 30,000 additional shares to be issued on March 14, 2014. The Agreement also calls for the Company to reimburse certain out-of-pocket expenses.

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

Consulting Agreement with Del Mar Consulting Group, Inc and Alex Partners, LLC.

On November 30, 2012 the Company entered into 12 month consulting agreements with Del Mar Consulting, Inc and Alex Partners, LLC to provide investor relations and investor awareness consultancy services. Under these agreements, Del Mar and Alex Partners received Common Shares valued at $157,500 and $105,000 respectively and cash of $7,200 and $4,800 respectively. Del Mar and Alex Partners agreed to take Vycor Common Stock in lieu of cash payments for July to September 2013. On November 27, 2013 the Company entered into amendments to these agreements, under which the agreements were extended to February 28, 2014. Under the terms of the amendments, 33,000 and 27,000 shares of Company Common Stock were issued to Del Mar and Alex Partners respectively.

The following agreements remained in force during the period:

Consulting Agreement with Fountainhead Capital Management Limited (“Fountainhead”)

In October 2013, effective retroactively to May 5, 2013, the Fountainhead Consulting Agreement was extended on virtually the same terms as the Agreement expiring on that date. Pursuant to the Consulting Agreement, the Company pays Fountainhead a monthly retainer of $37,500. This monthly retainer shall be payable up to $5,000 in cash and the unpaid remainder shall be accrued and paid out to FCM at the option of FCM as follows: (i) in Vycor stock at any time at the average closing price for the 30 days prior to the end of the quarter in which the accrual is made; or (ii) in cash following the closing of a fundraising of no less than $2.5 million or on the sale of the Company or a substantial part of the assets thereof. This agreement was amended in January 2014 following the Initial Closing of the Offering, see Note 13.

12. RELATED PARTY TRANSACTIONS

During January to December 2013, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $415,744; to Peter Zachariou, a director of the Company, for a total of $210,000; and to David Cantor, a director of the Company, for a total of $15,000. The loan notes are subordinated to the Company’s secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

During April to September 2013, Fountainhead Capital Management sold 177,439 warrants to purchase Vycor Common Stock at an exercise price of $1.88 per share. These warrants were granted to Fountainhead by the Company in February 2010 and were sold by Fountainhead to 7 investors at a price of $0.10 per warrant. The warrants were immediately exercised by the investors.

There were no other related party transactions during the year ended December 31, 2013 other than the payment or accrual of fees under the Fountainhead Consulting agreement described in 11 above.

13. SUBSEQUENT EVENTS

Securities Offering

In the third quarter of 2013, the Company initiated an offering (the “Offering”) of Units comprising shares of common stock (“Common Stock”) (collectively, the “Shares” and individually, a “Share”) and Series A and Series B Warrants (collectively, the “Warrants”) (collectively, the “Units”) to accredited investors (the “Investors”) in a private placement. The terms of the Offering allowed for maximum proceeds of $3,000,000, together with provision to increase the size of the offering by up to an additional $2,000,000.

On January 2, 2014, the Company completed the sale of $1,276,900 in the Units, which were issued pursuant to separate Securities Purchase Agreements between the Company and each of the Investors. In the aggregate, the Company issued 709,398 shares of Common Stock, Series A Warrants to purchase an aggregate of 354,704 shares of Common Stock and Series B Warrants to purchase an aggregate of 354,704 shares of Common Stock.

Each Unit was priced at $1.80 and comprised of one share of Common Stock, a series A warrant (the “Series A Warrants”) and a series B warrant (the “Series B Warrants”). The Series A Warrants were detachable and were exercisable over a three-year term and were issued with respect to the purchase of a number of shares of Common Stock equal to 50% of the number of Shares purchased by such investor at an exercise price per share of $2.05. The Series B Warrants were detachable and were exercisable over a three-year term and were issued with respect to the purchase of a number of shares of Common Stock equal to 50% of the number of Shares purchased by such investor at an exercise price per share of $3.08. The Warrants are subject to adjustment for stock splits, stock dividends or recapitalizations.

Also on January 2, 2014, Fountainhead Capital Management Limited (“Fountainhead”) exchanged an aggregate of $1,426,542 of consulting fees owed to it by the Company for the Units issued in the Offering. In the aggregate, the Company issued to Fountainhead 792,523 shares of Common Stock, Series A Warrants to purchase an aggregate of 386,262 shares of Common Stock and Series B Warrants to purchase an aggregate of 386,262 shares of Common Stock.

On January 31, 2014, the Company completed the sale of an additional $1,784,200 in the Units, which were issued pursuant to separate Securities Purchase Agreements between the Company and each of the Investors. In the aggregate, the Company issued 991,332 shares of Common Stock, Series A Warrants to purchase an aggregate of 495,616 shares of Common Stock and Series B Warrants to purchase an aggregate of 495,616 shares of Common Stock.

On February 28, 2014, the Company completed the sale of an additional $27,000 in the Units, which were issued pursuant to a Securities Purchase Agreement between the Company and the Investor. In the aggregate, the Company issued 15,000 shares of Common Stock, Series A Warrants to purchase an aggregate of 7,500 shares of Common Stock and Series B Warrants to purchase an aggregate of 7,500 shares of Common Stock.

On March 31, 2014, the Company completed the sale of an additional $982,040 in the Units, which were issued pursuant to a Securities Purchase Agreement between the Company and the Investors. In the aggregate, the Company issued 545,584 shares of Common Stock, Series A Warrants to purchase an aggregate of 272,796 shares of Common Stock and Series B Warrants to purchase an aggregate of 272,796 shares of Common Stock.

As of the date of this Report a total of $4,070,140 in Units have been sold, and the Offering is ongoing.

Based on the subscription terms applicable to the holders of the Company’s previously-issued Series C Convertible Preferred Stock, such holders were given the option of exchanging their investment in such unconverted Series C Convertible Preferred Stock and the related warrants into the securities which are the subject of the Offering, based on the amount of their investment in the Series C Convertible Preferred Stock and the related warrants. As of March 11, 2014, the holders of 15.15 shares of Series C Convertible Preferred Stock (representing an aggregate investment of $757,700) exchanged their Series C Convertible Preferred Stock and related warrants for an aggregate of 420,838 shares of Common Stock, Series A Warrants to purchase an aggregate of 210,419 shares of Common Stock and Series B Warrants to purchase an aggregate of 210,419 shares of Common Stock. As of this date, only one share of Series C Convertible Preferred Stock remains outstanding, representing an investment of $50,000.

The Company engaged a placement agent (the “Placement Agent”) in connection with this Offering. The Placement Agent receives (i) a cash placement fee equal to 8% of the gross proceeds of the Offering (subject to reduction of 2.5% of gross proceeds received by any investor referred to by the Company (the “Company Investors”)), (ii) an advisory fee equal to 1% of the gross proceeds of the Offering (not including gross proceeds received from any Company Investors), (iii) a non-accountable administrative fee equal to 1% of the gross proceeds of the Offering and (iv) warrants (the “Placement Agent Warrants”) to purchase a number of shares of Common Stock equal to 15% of Shares sold in this Offering by the Placement Agent (subject to reduction to 2.5% of the Shares sold in this Offering to Company Investors). The Placement Agent Warrants are exercisable until the three-year anniversary of the date of the closing of this Offering and have an exercise price equal to the exercise price of the Series A Warrants. In addition to the Placement Agent fees, the Company reimbursed the Placement Agent for its due diligence expenses of $10,000 and its legal fees of $30,000.

The Company simultaneously entered into a Registration Rights Agreement with the Investors with respect to the Shares and shares of Common Stock underlying the Warrants.

The securities sold in the Offering were issued in reliance upon an exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act.

Concurrent with the Initial Closing of the Offering, and in accordance with the terms of the Offering as agreed with the Placement Agent, the following occurred:

(a) Employment of Chief Executive Officer and Employment Agreements. Effective as of January 2, 2014, our board of directors appointed Peter C. Zachariou, our Executive Vice President, to the additional role as the Company’s Chief Executive Officer. Also effective as of the January 2, 2014 the Company entered into separate, but largely identical Employment Agreements with Mr. Zachariou, Adrian Liddell and David Cantor. Mr. Zachariou’s Employment Agreement commences on the Effective Date and terminates six months following the appointment of a successor Chief Executive Officer; Mr. Liddell’s Employment Agreement commences on the Effective Date and terminates upon the appointment of a successor Chief Financial Officer; and Mr. Cantor’s Employment Agreement commences on the Effective Date and terminates upon the appointment of a successor. The aforementioned Employment Agreements provide for annual compensation of $110,000, payment of which is deferred for 12 months from the Effective Date and is subject to the achievement of certain enumerated milestone conditions. Each of these Employment Agreements supersede any prior employment agreements or arrangements between the respective parties.

(b) Amendment to Consulting Agreement. Effective as of January 2, 2014, the Company and Fountainhead amended their Consulting Agreement to extend the term of the Consulting Agreement to the date which is one (1) year following the date of the Initial Closing. As of the date of the Amendment, the monthly retainer payable to Fountainhead was reduced to $10,000 per month, payable $5,000 in cash and the remainder accrued or payable in Company Common Stock until the occurrence of specified milestones.

(c) Conversion Agreement. Effective as of January 2, 2014, the Company and Fountainhead entered into a Conversion Agreement whereby Fountainhead agreed to convert all amounts accrued as of the date of the Initial Closing into an investment in that amount in the Offering. Pursuant to the terms of this agreement, Fountainhead converted $1,426,542 of accrued consulting fees into the Units.

(d) Fountainhead Debt. Effective as of January 2, 2014, Fountainhead agreed to extend the maturity of all of the Company’s debt obligations to Fountainhead as of August 9, 2013 (aggregating $1,641,487) to January 2, 2017, subject to the earlier repayment of such debt upon the occurrence of certain specified conditions. Fountainhead further released all security interests associated with any of the obligations and agreed to forebear declaring any event of default under the obligations for a period of 24 months following the date of the Initial Closing.

(e) Zachariou Debt. Effective as of January 2, 2014, Peter Zachariou (“Zachariou”) agreed to extend the maturity of all of the Company’s debt obligations to Zachariou at of August 9, 2013 (aggregating $605,550) to January 2, 2017, subject to the earlier repayment of such debt upon the occurrence of certain specified conditions. Zachariou further released all security interests associated with any of the obligations and agreed to forebear declaring any event of default under the obligations for a period of 24 months following the date of the Initial Closing.

(f) Kirsch Debt. Effective as of January 2, 2014, Craig Kirsch (“Kirsch”) agreed to extend the maturity of all of the Company’s debt obligations to Kirsch at of August 9, 2013 (aggregating $108,550) to January 2, 2017, subject to the earlier repayment of such debt upon the occurrence of certain specified conditions. Kirsch further agreed to forebear declaring any event of default under the obligations for a period of 24 months following the date of the Initial Closing.

(g) Osbaldo Debt. Effective as of January 2, 2014, Osbaldo Trading Limited (“Osbaldo”) agreed to extend the maturity of all of the Company’s debt obligations to Osbaldo at of August 9, 2013 (aggregating $42.900) to January 2, 2017, subject to the earlier repayment of such debt upon the occurrence of certain specified conditions. Osbaldo further agreed to forebear declaring any event of default under the obligations for a period of 24 months following the date of the Initial Closing.

(h) Euro-American Debt. Effective as of January 2, 2014, Euro-American Investment Corp. (“Euro-American”) agreed to extend the maturity of the Company’s convertible debt obligation to Euro-American to January 2, 2015, subject to the Company’s obligation to pay all interest on the debt, and subject to early repayment under certain conditions. The Company further agreed to reduce the conversion price applicable to such obligation from $4.50 per share to $1.80 per share. As of the date of this Report, such interest has been fully paid.

(i) Debt Obligations Occurring Since August 9, 2013. The Company’s remaining debt obligations (other than insurance financing) (aggregating $229,519 as of December 31, 2013) became repayable: on the Initial Closing up to an aggregate maximum of $200,000; or in full once gross proceeds under the Offering of $3,000,000 had been achieved. Accordingly, during January and February 2014, the following debt obligation repayments were made: Fountainhead – $91,519; Zachariou – $20,000; Kirsch – $3,000; David Cantor – $15,000; Euro-American – $100,000.

Amendment to Advisory Agreement

On March 11, 2014 the Company entered into an Amendment Agreement with the broker-dealer retained in August 2013. Under the Amendment Agreement, the Company agreed to issue 30,000 shares of Common Stock (valued at $66,000) on the date of the Amendment Agreement in respect of the period January to June 2014, rather than 7,500 shares per month under the original agreement

Other Share Issuance

During January to April 2014, the Company issued 4,516 shares of Common Stock (valued at $10,000) to Steven Girgenti, 2,222 shares of Common Stock (valued at $5,000) to Oscar Bronsther and 2,222 shares of Common Stock (valued at $5,000) to Lowell Rush in consideration for services provided to the Board of Directors; and 710 shares of Common Stock (valued at $1,563) to Alvaro Pasual-Leone, 1,420 shares of Common Stock (valued at $3,125) to Josef Zihl and 694 shares of Common Stock (valued at $1,563) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During January 2014, the Company issued 3,000 and 2,000 shares of Common Stock (valued at $5,400 and $3,600) to Del Mar Consulting Group, LLC and Alex Partners respectively under the terms of their advisory amendment agreements.

During March 2014, in accordance with the terms of an investor relations advisory agreement, the Company issued 2,500 shares of Common Stock (valued at $4,700) to J and M Group, LLC.

On March 31 2014, in accordance with the terms the Consulting Agreement, the Company issued 6,276 shares of Common Stock (valued at $15,000) to Fountainhead Capital Management Limited.

Warrant Agreement

On January 2, 2014 the Company issued warrants to Dr. Donald O’Rourke to purchase 7,000 shares of Vycor Common Stock at an exercise price of $3.08 per share, exercisable for a period of three years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2013. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

(c)	Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

Subsequent Events

Securities Offering

In the third quarter of 2013, the Company initiated an offering (the “Offering”) of Units comprising shares of common stock (“Common Stock”) (collectively, the “Shares” and individually, a “Share”) and Series A and Series B Warrants (collectively, the “Warrants”) (collectively, the “Units”) to accredited investors (the “Investors”) in a private placement. The terms of the Offering allowed for maximum proceeds of $3,000,000, together with provision to increase the size of the offering by up to an additional $2,000,000.

On January 2, 2014, the Company completed the sale of $1,276,900 in the Units, which were issued pursuant to separate Securities Purchase Agreements between the Company and each of the Investors. In the aggregate, the Company issued 709,398 shares of Common Stock, Series A Warrants to purchase an aggregate of 354,704 shares of Common Stock and Series B Warrants to purchase an aggregate of 354,704 shares of Common Stock.

Each Unit was priced at $1.80 and comprised of one share of Common Stock, a series A warrant (the “Series A Warrants”) and a series B warrant (the “Series B Warrants”). The Series A Warrants were detachable and were exercisable over a three-year term and were issued with respect to the purchase of a number of shares of Common Stock equal to 50% of the number of Shares purchased by such investor at an exercise price per share of $2.05. The Series B Warrants were detachable and were exercisable over a three-year term and were issued with respect to the purchase of a number of shares of Common Stock equal to 50% of the number of Shares purchased by such investor at an exercise price per share of $3.08. The Warrants are subject to adjustment for stock splits, stock dividends or recapitalizations.

Also on January 2, 2014, Fountainhead Capital Management Limited (“Fountainhead”) exchanged an aggregate of $1,426,542 of consulting fees owed to it by the Company for the Units issued in the Offering. In the aggregate, the Company issued to Fountainhead 792,523 shares of Common Stock, Series A Warrants to purchase an aggregate of 386,262 shares of Common Stock and Series B Warrants to purchase an aggregate of 386,262 shares of Common Stock.

On January 31, 2014, the Company completed the sale of an additional $1,784,200 in the Units, which were issued pursuant to separate Securities Purchase Agreements between the Company and each of the Investors. In the aggregate, the Company issued 991,332 shares of Common Stock, Series A Warrants to purchase an aggregate of 495,616 shares of Common Stock and Series B Warrants to purchase an aggregate of 495,616 shares of Common Stock.

On February 28, 2014, the Company completed the sale of an additional $27,000 in the Units, which were issued pursuant to a Securities Purchase Agreement between the Company and the Investor. In the aggregate, the Company issued 15,000 shares of Common Stock, Series A Warrants to purchase an aggregate of 7,500 shares of Common Stock and Series B Warrants to purchase an aggregate of 7,500 shares of Common Stock.

On March 31, 2014, the Company completed the sale of an additional $982,040 in the Units, which were issued pursuant to a Securities Purchase Agreement between the Company and the Investors. In the aggregate, the Company issued 545,584 shares of Common Stock, Series A Warrants to purchase an aggregate of 272,796 shares of Common Stock and Series B Warrants to purchase an aggregate of 272,796 shares of Common Stock.

As of the date of this Report a total of $4,070,140 in Units have been sold, and the Offering is ongoing.

Based on the subscription terms applicable to the holders of the Company’s previously-issued Series C Convertible Preferred Stock, such holders were given the option of exchanging their investment in such unconverted Series C Convertible Preferred Stock and the related warrants into the securities which are the subject of the Offering, based on the amount of their investment in the Series C Convertible Preferred Stock and the related warrants. As of March 11, 2014, the holders of 15.15 shares of Series C Convertible Preferred Stock (representing an aggregate investment of $757,700) exchanged their Series C Convertible Preferred Stock and related warrants for an aggregate of 420,838 shares of Common Stock, Series A Warrants to purchase an aggregate of 210,419 shares of Common Stock and Series B Warrants to purchase an aggregate of 210,419 shares of Common Stock. As of this date, only one share of Series C Convertible Preferred Stock remains outstanding, representing an investment of $50,000.

The Company engaged a placement agent (the “Placement Agent”) in connection with this Offering. The Placement Agent receives (i) a cash placement fee equal to 8% of the gross proceeds of the Offering (subject to reduction of 2.5% of gross proceeds received by any investor referred to by the Company (the “Company Investors”)), (ii) an advisory fee equal to 1% of the gross proceeds of the Offering (not including gross proceeds received from any Company Investors), (iii) a non-accountable administrative fee equal to 1% of the gross proceeds of the Offering and (iv) warrants (the “Placement Agent Warrants”) to purchase a number of shares of Common Stock equal to 15% of Shares sold in this Offering by the Placement Agent (subject to reduction to 2.5% of the Shares sold in this Offering to Company Investors). The Placement Agent Warrants are exercisable until the three-year anniversary of the date of the closing of this Offering and have an exercise price equal to the exercise price of the Series A Warrants. In addition to the Placement Agent fees, the Company reimbursed the Placement Agent for its due diligence expenses of $10,000 and its legal fees of $30,000.

The Company simultaneously entered into a Registration Rights Agreement with the Investors with respect to the Shares and shares of Common Stock underlying the Warrants.

The securities sold in the Offering were issued in reliance upon an exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act.

Concurrent with the Initial Closing of the Offering, and in accordance with the terms of the Offering as agreed with the Placement Agent, the following occurred:

(a) Employment of Chief Executive Officer and Employment Agreements. Effective as of January 2, 2014, our board of directors appointed Peter C. Zachariou, our Executive Vice President, to the additional role as the Company’s Chief Executive Officer. Also effective as of the January 2, 2014 the Company entered into separate, but largely identical Employment Agreements with Mr. Zachariou, Adrian Liddell and David Cantor. Mr. Zachariou’s Employment Agreement commences on the Effective Date and terminates six months following the appointment of a successor Chief Executive Officer; Mr. Liddell’s Employment Agreement commences on the Effective Date and terminates upon the appointment of a successor Chief Financial Officer; and Mr. Cantor’s Employment Agreement commences on the Effective Date and terminates upon the appointment of a successor. The aforementioned Employment Agreements provide for annual compensation of $110,000, payment of which is deferred for 12 months from the Effective Date and is subject to the achievement of certain enumerated milestone conditions. Each of these Employment Agreements supersede any prior employment agreements or arrangements between the respective parties.

(b) Amendment to Consulting Agreement. Effective as of January 2, 2014, the Company and Fountainhead amended their Consulting Agreement to extend the term of the Consulting Agreement to the date which is one (1) year following the date of the Initial Closing. As of the date of the Amendment, the monthly retainer payable to Fountainhead was reduced to $10,000 per month, payable $5,000 in cash and the remainder accrued or payable in Company Common Stock until the occurrence of specified milestones.

(c) Conversion Agreement. Effective as of January 2, 2014, the Company and Fountainhead entered into a Conversion Agreement whereby Fountainhead agreed to convert all amounts accrued as of the date of the Initial Closing into an investment in that amount in the Offering. Pursuant to the terms of this agreement, Fountainhead converted $1,426,542 of accrued consulting fees into the Units.

(d) Fountainhead Debt. Effective as of January 2, 2014, Fountainhead agreed to extend the maturity of all of the Company’s debt obligations to Fountainhead as of August 9, 2013 (aggregating $1,641,487) to January 2, 2017, subject to the earlier repayment of such debt upon the occurrence of certain specified conditions. Fountainhead further released all security interests associated with any of the obligations and agreed to forebear declaring any event of default under the obligations for a period of 24 months following the date of the Initial Closing.

(e) Zachariou Debt. Effective as of January 2, 2014, Peter Zachariou (“Zachariou”) agreed to extend the maturity of all of the Company’s debt obligations to Zachariou at of August 9, 2013 (aggregating $605,550) to January 2, 2017, subject to the earlier repayment of such debt upon the occurrence of certain specified conditions. Zachariou further released all security interests associated with any of the obligations and agreed to forebear declaring any event of default under the obligations for a period of 24 months following the date of the Initial Closing.

(f) Kirsch Debt. Effective as of January 2, 2014, Craig Kirsch (“Kirsch”) agreed to extend the maturity of all of the Company’s debt obligations to Kirsch at of August 9, 2013 (aggregating $108,550) to January 2, 2017, subject to the earlier repayment of such debt upon the occurrence of certain specified conditions. Kirsch further agreed to forebear declaring any event of default under the obligations for a period of 24 months following the date of the Initial Closing.

(g) Osbaldo Debt. Effective as of January 2, 2014, Osbaldo Trading Limited (“Osbaldo”) agreed to extend the maturity of all of the Company’s debt obligations to Osbaldo at of August 9, 2013 (aggregating $42.900) to January 2, 2017, subject to the earlier repayment of such debt upon the occurrence of certain specified conditions. Osbaldo further agreed to forebear declaring any event of default under the obligations for a period of 24 months following the date of the Initial Closing.

(h) Euro-American Debt. Effective as of January 2, 2014, Euro-American Investment Corp. (“Euro-American”) agreed to extend the maturity of the Company’s convertible debt obligation to Euro-American to January 2, 2015, subject to the Company’s obligation to pay all interest on the debt, and subject to early repayment under certain conditions. The Company further agreed to reduce the conversion price applicable to such obligation from $4.50 per share to $1.80 per share. As of the date of this Report, such interest has been fully paid.

(i) Debt Obligations Occurring Since August 9, 2013. The Company’s remaining debt obligations (other than insurance financing) (aggregating $229,519 as of December 31, 2013) became repayable: on the Initial Closing up to an aggregate maximum of $200,000; or in full once gross proceeds under the Offering of $3,000,000 had been achieved. Accordingly, during January and February 2014, the following debt obligation repayments were made: Fountainhead – $91,519; Zachariou – $20,000; Kirsch – $3,000; David Cantor – $15,000; Euro-American – $100,000.

Amendment to Advisory Agreement

On March 11, 2014 the Company entered into an Amendment Agreement with the broker-dealer retained in August 2013. Under the Amendment Agreement, the Company agreed to issue 30,000 shares of Common Stock (valued at $66,000) on the date of the Amendment Agreement in respect of the period January to June 2014, rather than 7,500 shares per month under the original agreement

Other Share Issuance

During January to April 2014, the Company issued 4,516 shares of Common Stock (valued at $10,000) to Steven Girgenti, 2,222 shares of Common Stock (valued at $5,000) to Oscar Bronsther and 2,222 shares of Common Stock (valued at $5,000) to Lowell Rush in consideration for services provided to the Board of Directors; and 710 shares of Common Stock (valued at $1,563) to Alvaro Pasual-Leone, 1,420 shares of Common Stock (valued at $3,125) to Josef Zihl and 694 shares of Common Stock (valued at $1,563) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During January 2014, the Company issued 3,000 and 2,000 shares of Common Stock (valued at $5,400 and $3,600) to Del Mar Consulting Group, LLC and Alex Partners respectively under the terms of their advisory amendment agreements.

During March 2014, in accordance with the terms of an investor relations advisory agreement, the Company issued 2,500 shares of Common Stock (valued at $4,700) to J and M Group, LLC.

On March 31 2014, in accordance with the terms the Consulting Agreement, the Company issued 6,276 shares of Common Stock (valued at $15,000) to Fountainhead Capital Management Limited.

Warrant Agreement

On January 2, 2014 the Company issued warrants to Dr. Donald O’Rourke to purchase 7,000 shares of Vycor Common Stock at an exercise price of $3.08 per share, exercisable for a period of three years.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	52
David Marc Cantor	President and a Director	47
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	55
Steven Girgenti	Director	68
Oscar Bronsther, M.D.	Director	61
Lowell Rush	Director	57
Pascale Mangiardi	Director	41

Peter C. Zachariou, 52, was appointed a Director of the Company in May 2010, Executive Vice President in September 2010 and Chief Executive Officer on January 2, 2014. He is an investment manager for Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. For the past 20 years, Mr. Zachariou has been an active investor in a variety of companies and industries, both public and private, specializing in workouts and capital formation. Mr. Zachariou’s investments and activities have predominantly been in U.S. emerging and growth companies across a broad range of industry sectors. He has also been proprietor and operator of several businesses in the U.K. and U.S. in the manufacturing, retail and leisure industries.

David Marc Cantor, 47, has been President of the Company since September 2010 and a Director since January 2010. He is an investment manager of Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies across a broad range of sectors. Mr. Cantor has over 22 years experience in Investment Banking with a focus on Mergers and Acquisitions and Equity Capital Raisings. Prior to Fountainhead from 2001–2005 he was at Citigroup Capital Markets where he was Co-head of its European Business Development Group and subsequently European Head of its Diversified Industrials and Aerospace activities. Prior to Citigroup he was a Managing Director in M&A at Donaldson Lufkin & Jenrette and worked at Lehman Brothers both in New York and London in both the Equity Capital and M&A groups. Mr. Cantor has a BSc with Honours from City Business School, London.

Adrian Christopher Liddell, 55, has been Chairman of the Board and a Director of the Company since January 2010, and serves as the Company’s CFO. He is an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. Mr. Liddell has 30 years of strategic, corporate and financial advisory and company investment. From 2003-2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003, Mr. Liddell served as Managing Director, Mergers & Acquisitions at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998, Mr. Liddell held various positions at Samuel Montagu & Co, Lehman Brothers and Erik Penser Corporate Finance in London. Mr. Liddell qualified as a Chartered Accountant in 1984 and holds an MA from Christ’s College, Cambridge University.

Steven Girgenti, 68, has been a director since November 2008 and is Chairman of the Nominating and Governance Committee and of the Compensation Committee. He is presently the Managing Partner of Medi-Pharm Consulting, LLC providing strategic services to a number of medical device, pharmaceutical and diagnostic businesses. Steve was formerly President, CEO, Director and Co-Founder of DermWorx, a specialty pharmaceutical company dedicated to solutions for dermatological conditions. Steve was also the Worldwide Chairman of Ogilvy Healthworld, a leading global healthcare communications network with 55 offices in 36 countries. The network has more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world’s leading healthcare companies. Mr. Girgenti founded Healthworld in 1986 and, under his leadership, the company made numerous acquisitions to expand and diversify the business. Healthworld went public in 1997. In 1998, and again in 1999, Business Week named Healthworld one of the “Best Small Corporations in America”. In 1999, Forbes listed Healthworld as one of the “200 Best Small Companies”. Mr. Girgenti was recognized as “Entrepreneur of the Year” by NASDAQ in 1999, and was named Med Ad News’ first “Medical Advertising Man of the Year” in 2000. In 2010 he was inducted into the Medical Advertising Hall of Fame. In addition to Vycor Medical, Mr. Girgenti is a Director of Biomoda, Inc. and has served as a Director of Burren Pharmaceuticals and Pharmacon International. He is also Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City, and is on the Board of Directors for Jack Martin Fund, a Mt. Sinai Hospital affiliated charitable organization devoted to pediatric oncology research. He graduated from Columbia University and has worked in the pharmaceutical industry since 1968 for companies such as Bristol-Myers Squibb, Carter Wallace and DuPont, as well as advertising agencies that specialize in healthcare. During his career, Steve has held positions in marketing research, product management, new product planning and commercial development.

Oscar Bronsther, M.D., F.A.C.S, 61, has been a director since November 2011. Dr. Bronsther is Chief Executive Officer of MetaStat, Inc. (OTCBB: MTST), a development stage life sciences company that develops and commercializes diagnostic products and novel therapeutics for the early and reliable prediction and treatment of systemic metastasisis. Dr Bronsther is also currently Clinical Professor at George Washington University, Washington, DC and has served in that capacity since 2002. He had previously served as an Associate Professor at the University of Rochester, Rochester, NY (1994-2001), University of Pittsburgh, Pittsburgh, PA (1989–1994) and University of California San Diego (1984), and Chairman, Section of General Surgery at Inova Fairfax Hospital. Since 2002, he has served as a Board Member, National Board Member and Director of Transplant Services of Kaiser Permanente Medical Group. Dr. Bronsther is a graduate of the University of Rochester (B.A. 1973) and Downstate Medical Center, Brooklyn, N.Y. (M.D. 1978). He did post-graduate work at Downstate Medical Center (Research Assistant 1975; Kidney Transplant Fellowship 1983-1984), Mount Sinai Medical Center, New York, N.Y (Residency 1978-1983) and Children’s Hospital Medical Center, Boston, MA (Research Fellowship 1980-1981). He resides in Potomac, MD.

Lowell Rush, 57, was appointed a Director in April 2013 and is Chairman of the Audit Committee. Mr. Rush has extensive experience in financial management and operational development, and since December 2013 has been Chief Financial Officer of Ft. Lauderdale-based Direct Insite Corp (OTCBB:DIRI)., a leading provider of cloud-based e-invoicing solutions. Previously, he was Chief Operating Officer of Miami-based Cosmetic Dermatology, Inc., and held positions as: CFO of Bijoux Terner, LLC (2008-2010); CFO of Little Switzerland, Inc. (2006-2008); and VP Sales Operations of Rewards Network, Inc. He is a CPA with an MBA in International Business, who has also held financial management roles at multi-national companies Sunglass Hut International, Burger King Corporation and Knight-Ridder, Inc. He began his career with the accounting firms Ernst & Young and Deloitte & Touche.

Pascale Mangiardi, 41, has been our director since October 2007. She is presently the founder and President of Rougemont Management Services LLC. From 2002-2006, she was a financial officer for John R. Mangiardi, MD, PC and from 2001–2002, she was the Assistant CEO at Hirslanden-Group Management AG, Zurich. Ms. Mangiardi holds a Diploma from the Swiss Business Administration School.

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

Committees of the Board of Directors

Our Company has three committees of its Board of Directors — (a) a Nominating and Governance Committee (b) a Management Compensation Committee and (c) an Audit Committee. The Board of Directors has approved charters for each committee. Steven Girgenti is Chairman of the Nominating and Governance Committee and the Management Compensation Committee, and Lowell Rush is a member. Lowell Rush is Chairman of the Audit Committee and Steven Girgenti and Adrian Liddell are members. The Committees are intended to operate consistent with applicable NASDAQ governance requirements.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company’s common stock. The Company has determined that, during the fiscal year ended December 31, 2013, Messrs. Girgenti, Bronsther and Rush inadvertently failed to file a Form 3. In addition each of them inadvertently failed to file a Form 4 to report quarterly grants of restricted stock received in lieu of cash director fees. The Company has also determined that during the fiscal year ended December 31, 2011, each of them inadvertently failed to file a Form 4 to quarterly grants of stock received in lieu of cash director fees. All of these filings have now been made.

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2013 and 2012, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2013 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Kenneth T. Coviello	2013	$—	—	—	—	—	—	—	—
(Chief Executive Officer*)	2012	$115,817	$70,643						$186,460
Richard P. Denness	2013	$—	—	—	—	—	—	—	—
(Chief Executive Officer**)	2012	$57,500	—	—		—	—		$57,500
David Cantor	2013	$—	—	—	—	—	—	—	—
(President)	2012	$—	—	—	—	—	—	—	—

*	Resigned effective August 3, 2012

**	Resigned effective December 31, 2012

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Initial grants under the 2008 Stock Plan were to Kenneth T. Coviello and Heather N. Vinas of options to purchase 1,000,000 shares in the aggregate. There were no option exercises by or stock vested any holder in fiscal 2013 or 2012. Following the resignation of Heather N. Vinas, 1,111 options were cancelled.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Kenneth T. Coviello	2/15/2008		-	3,334	$20.25	2/12/2018
Heather N. Vinas	2/15/2008		-	2,223	$20.25	2/12/2018

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	6,667	$20.25	17,676
Equity compensation plans not approved by security holders	3,333	28.50	—
Total	7,000	$20.70	17,676

(1)	As of December 31, 2013

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price ($)	Warrant Expiration Date

None
Total		—

Employment Agreements

Effective September 30, 2010, the Company entered into virtually identical employment agreements with David Cantor to serve as the Company’s Interim President and Peter C. Zachariou to serve as the Company’s Interim Executive Vice President. Each employment agreement continued until August 30, 2011 and was then automatically extended unless terminated by either party, and provided that the executives receives no compensation for services rendered under the agreements.

Effective January 2, 2014, the Company entered into: amended employment agreements with Peter Zachariou and David Cantor to serve as the Company’s Interim Chief Executive Officer and President respectively; and an employment agreement with Adrian Liddell to serve as the Company’s Chief Financial Officer. Each agreement continues for a period of twelve months from the date of the Initial Closing or until the appointment of a replacement (with agreed transition periods) and is then automatically extended unless terminated by either party. The agreements provide for no monthly compensation to be payable, but a deferred compensation payable of $110,000 for each individual, on the twelve-month anniversary of the Initial Closing, subject to certain conditions being met. The compensation will be payable in cash or Restricted Shares of the Company’s Common Stock.

Employment Agreements with the Company’s previous Chief Executive Officers, Kenneth T. Coviello and Richard P. Denness were terminated when the individuals resigned their employment with the Company for personal reasons effective August 3, 2012 and December 31, 2012, respectively.

Compensation of Directors

During the period January 1, 2013 through April 4, 2014, we granted Steven Girgenti, Oscar Bronsther, M.D. and Lowell Rush a total of 13,204, 11,722 and 6,834 shares of the Company’s Common Stock respectively for their service to the Board of Directors, and Lowell Rush received cash of $2,083. Each of Mr. Girgenti, Dr. Bronsther and Mr. Rush are entitled to receive $5,000 in cash or stock at the option of the company per quarter. No other directors of the Company receive compensation for their service to the Company other than as disclosed under Employment Agreements above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of April 4, 2014. Unless noted, the address for the following beneficial owners and management is 6401 Congress Ave., Suite 140, Boca Raton, FL 33487.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Steven Girgenti	33,613	*
Common Stock	Oscar Bronsther, M.D	20,960	*
Common Stock	Lowell Rush	6,834	*
Common Stock	Pascale Mangiardi	—	0.00%
Common Stock	Adrian Christopher Liddell	—	0.00%
Common Stock	Marc David Cantor	—	0.00%
Common Stock	Peter C. Zachariou	—	0.00%
Common Stock	All executive officers and directors as a group	61,407	*
Common Stock	Fountainhead Capital Management Limited Portman House Hue Street, St. Helier, Jersey JB4 5RP	6,164,941	51.35%

*	Less than 1%

(1)	In determining beneficial ownership of our common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of common stock owned by a person or entity on April 4, 2014, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and (b) the denominator is the sum of (i) the total shares of that class outstanding on April 4, 2014 (10,184,720 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	In addition, in determining the percent of common stock owned by a person or entity on April 4, 2014, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on April 4, 2014 (10,184,720 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During January to December 2013, the Company issued unsecured, subordinated loan notes to: Fountainhead for a total of $415,744; to Peter Zachariou, a director of the Company, for a total of $210,000; and to David Cantor, a director of the Company, for a total of $15,000. The loan notes are subordinated to the Company’s secured debentures and Preferred C Stock of the Company, bear interest at a rate of 6% are due on demand or by their one-year anniversary.

During April to September 2013, Fountainhead Capital Management sold 177,439 warrants to purchase Vycor Common Stock at an exercise price of $1.88 per share. These warrants were granted to Fountainhead by the Company in February 2010 and were sold by Fountainhead to 7 investors at a price of $0.10 per warrant. The warrants were immediately exercised by the investors.

On January 2, 2013, the Company completed the sale of $1,276,900 in Units comprising shares of Common Stock (“Common Stock”) and Series A and Series B Warrants (the “Units”) to accredited investors (the “Investors”) in an initial closing (the “Initial Closing”) of a continuing offering (the “Offering”).

Each Unit was priced at $1.80 and comprised of one share of Common Stock, a series A warrant (the “Series A Warrants”) and a series B warrant (the “Series B Warrants”). The Series A Warrants were detachable and were exercisable over a three-year term and were issued with respect to the purchase of a number of shares of Common Stock equal to 50% of the number of Shares purchased by such investor at an exercise price per share of $2.05. The Series B Warrants were detachable and were exercisable over a three-year term and were issued with respect to the purchase of a number of shares of Common Stock equal to 50% of the number of Shares purchased by such investor at an exercise price per share of $3.08. The Warrants are subject to adjustment for stock splits, stock dividends or recapitalizations.

In Under the terms of the Offering, there were certain agreements with Related Parties:

(a) Debt Amendment and Repayment. Fountainhead and Peter Zachariou agreed to extend the maturity of all of the Company’s debt obligations due to them due to as of August 9, 2013 (aggregating $2,247,037) to January 2, 2017, subject to the earlier repayment of such debt upon the occurrence of certain specified conditions. Fountainhead and Peter Zachariou further released all security interests associated with any of the obligations and agreed to forebear declaring any event of default under the obligations for a period of 24 months following the date of the Initial Closing. During January and February 2014, also under the terms of the Offering, debt obligations arising since August 9, 2013 were repaid as follows: Fountainhead — $91,519; Peter Zachariou — $20,000; David Cantor — $15,000.

(b) Employment of Chief Executive Officer and Employment Agreements. Effective as of January 2, 2014, our board of directors appointed Peter C. Zachariou, our Executive Vice President, to the additional role as the Company’s Chief Executive Officer. Also effective as of the January 2, 2014 the Company entered into separate, but largely identical Employment Agreements with Mr. Zachariou, Adrian Liddell and David Cantor. Mr. Zachariou’s Employment Agreement commences on the Effective Date and terminates six months following the appointment of a successor Chief Executive Officer; Mr. Liddell’s Employment Agreement commences on the Effective Date and terminates upon the appointment of a successor Chief Financial Officer; and Mr. Cantor’s Employment Agreement commences on the Effective Date and terminates upon the appointment of a successor. The aforementioned Employment Agreements provide for annual compensation of $110,000, payment of which is deferred for 12 months from the Effective Date and is subject to the achievement of certain enumerated milestone conditions. Each of these Employment Agreements supersede any prior employment agreements or arrangements between the respective parties.

(c) Amendment to Consulting Agreement. Effective as of January 2, 2014, the Company and Fountainhead amended their Consulting Agreement to extend the term of the Consulting Agreement to the date which is one (1) year following the date of the Initial Closing. As of the date of the Amendment, the monthly retainer payable to Fountainhead was reduced to $10,000 per month, payable $5,000 in cash and the remainder accrued or payable in Company Common Stock until the occurrence of specified milestones.

(d) Conversion Agreement. Effective as of January 2, 2014, the Company and Fountainhead entered into a Conversion Agreement whereby Fountainhead agreed to convert all amounts accrued as of the date of the Initial Closing into an investment in that amount in the Offering. Pursuant to the terms of this agreement, Fountainhead converted $1,426,542 of accrued consulting fees into the Units.

On March 31 2014, in accordance with the terms the Consulting Agreement, the Company issued 6,276 shares of Common Stock (valued at $15,000) to Fountainhead.

There were no other related party transactions during the year ended December 31, 2013 other than the payment or accrual of fees under the Fountainhead Consulting agreement described in Note 11 of the financial statements.

Director Independence

As of April 4, 2014, of our seven (7) directors, Steven Girgenti, Oscar Bronsther, Lowell Rush and Pascale Mangiardi are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining three (3) directors are not considered “independent”. Therefore a majority of the board is independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and December 31, 2012, respectively, were approximately $40,310 and $39,500.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2013 and 2011 were $2,000 and $3,620 respectively.

All Other Fees

Fees billed for other products or services provided by our principal accountant for the fiscal years ended December 31, 2012 and December 31, 2011 were $1,575 and $2,775, respectively.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2013 and 2012 (audited)

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013 and 2012 (audited)

•	Statements of Stockholders’ Deficit from January 1, 2012 to December 31, 2013 (audited)

•	Statement of Cash Flows for the years ended December 31, 2013 and 2012 (audited)

•	Notes to Financial Statements (audited)

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

Vycor Medical, Inc.

(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)

Date	April 7, 2014

By:	/s/ Adrian Liddell
Adrian Liddell Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	April 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	April 7, 2014

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	April 7, 2014

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	April 7, 2014

By:	/s/ Steven Girgenti
Steven Girgenti
Director

Date	April 7, 2014

By:	/s/ Oscar Bronsther, M.D.
Oscar Bronsther, M.D.
Director

Date	April 7, 2014

By:	/s/ Lowell Rush
Lowell Rush
Director

Date	April 7, 2014

By:	/s/ Pascale Mangiardi
Pascale Mangiardi
Director

Date	April 7, 2014