Form 10-Q
period 2014-03-31
VYCOR MEDICAL INC
filed 2014-05-15
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal quarter ended                 March 31, 2014

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

There were 10,703,494  shares outstanding of registrant’s common stock, par value $0.0001 per share, as of May 12, 2014.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements
Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013
Unaudited Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and March 31, 2013
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I

ITEM 1.  FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Current Assets
Cash	$2,707,089	$31,303
Trade accounts receivable, net of allowance for doubtful accounts of $6,470 and $6,474	289,018	212,660
Inventory	228,371	206,926
Prepaid expenses and other current assets	238,039	208,063
Total Current Assets	3,462,517	658,952

Fixed assets, net	674,637	706,197

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	412,718	444,095
Website, net of accumulated amortization	7,140	1,680
Security deposits	53,169	53,169
Total Intangible and Other assets	724,184	750,101

TOTAL ASSETS	$4,861,338	$2,115,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$166,111	$254,024
Accrued interest: Related Party	272,405	238,299
Accrued interest: Other	18,248	147,985
Accrued liabilities	325,244	1,776,867
Other current liabilities	88,804	61,576
Derivative liability – warrants	1,511,033	—
Notes payable: Related Party	—	2,373,556
Notes payable: Other	328,338	578,186
TOTAL CURRENT LIABILITIES	2,710,183	5,430,493

Notes payable long-term: Related Party	2,247,037	—
Notes payable long-term: Other	151,450	—
TOTAL LIABILITIES	5,108,670	5,430,493

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1.0 and 16.2 issued and outstanding as at March 31, 2014 and December 31, 2013 respectively	—	$1
Common Stock, $0.0001 par value, 25,000,000 shares authorized, 10,285,832 and 6,757,225 shares issued and outstanding at March 31, 2014 and December 31, 2013 respectively	1,028	675
Additional Paid-in Capital	17,617,736	13,762,689
Treasury Stock (103,334 shares of Common Stock as of March 31, 2014 and December 31, 2013 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(17,820,415)	(17,032,405)
Accumulated Other Comprehensive Income	(44,648)	(45,170)

Total Stockholders’ Deficiency	(247,332)	(3,315,243)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,861,338	$2,115,250

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the three months ended March 31,
	2014	2013

Revenue	$358,122	$231,674

Cost of Goods Sold	42,957	30,018

Gross Profit	315,165	201,656

Operating expenses:
Research and development	15,356	31,350
Depreciation and Amortization	94,096	86,269
General and administrative	1,198,252	683,658

Total Operating expenses	1,307,704	801,277

Operating loss	(992,539)	(599,621)

Other income (expense)
Interest expense: Related Party	(33,829)	(28,967)
Interest expense: Other	(14,294)	(13,926)
Change in fair value of warrants	253,284	—
Total Other income (expense)	205,161	(42,893)

Net loss	(787,378)	(642,514)

Comprehensive Loss
Foreign Currency Translation Adjustment	(632)	(20,158)

Net Comprehensive Loss	$(788,010)	$(662,672)

Loss Per Share
Basic and diluted	$(0.09)	$(0.11)

Weighted Average Number of Shares Outstanding	8,995,082	5,947,998

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net comprehensive loss	$(788,010)	$(662,672)
Adjustments to reconcile net comprehensive loss to cash used in operating activities:
Amortization of intangible assets	36,906	30,186
Depreciation of fixed assets	60,337	62,951
Share based compensation expense	168,655	88,125
Change in fair value of warrants	(253,284)	—
Changes in assets and liabilities:
Accounts receivable	(76,361)	60,195
Inventory	(21,446)	22,464
Prepaid expenses	(75,635)	(1,144)
Accounts payable	(80,833)	26,987
Accrued interest: Related Party	33,829	28,969
Accrued interest: Other	(129,459)	13,926
Accrued liabilities	(8,652)	78,315
Other current liabilities	3,887	(12,048)

Cash used in operating activities	$(1,130,066)	(263,746)
Cash flows used in investing activities:
Purchase of fixed assets	(29,634)	(10,063)
Acquisition of subsidiary: deferred consideration paid		(89,945)
Purchase of website	(5,628)	—
Acquisition of patents	(5,361)	(39,141)
Cash used in investing activities	(40,623)	(139,149)
Cash flows from financing activities:
Proceeds from issuance of Common Stock Offering	4,070,140	—
Net proceeds from issuance of Notes Payable: Related Party	—	334,000
Net proceeds from issuance of Notes Payable: Other	28,525	18,737
Repayment of Notes Payable: Related Party	(126,519)	—
Repayment of Notes Payable: Other	(126,923)	(12,111)
Cash provided by financing activities	3,845,223	340,626
Effect of exchange rate changes on cash	1,252	18,372
Net increase (decrease) in cash	2,675,786	(43,897)
Cash at beginning of period	31,303	59,821
Cash at end of period	$2,707,089	$15,924
Supplemental Disclosures of Cash Flow information:
Interest paid:	$143,871	$197

Acquisition of subsidiary: Deferred consideration paid	—	89,945
	$—	$89,945

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of Vycor Medical, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2013 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Warrant Derivative Liability

The Company accounts for the 2,062,108 Series A Warrants and Placement Agent Warrants issued in connection with or as a result of the Offering (all as defined in Note 6) in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they have anti-dilution rights, they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised or until the anti-dilution provisions contained within the warrant agreements expire, and is classified in the balance sheet as a current liability. Any change in fair value of the warrant liability is recognized in the Company’s statement of operations as other income (loss).

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years once the software has been brought into service. Capitalized software development costs for the three months ended March 31, 2014 and 2013 were $29,633 and $0, respectively. During the period the Company’s VRT 7.0 program completed the preliminary project stage, following which there was a capitalization of $8,171 of software development costs. Additional costs of $21,463 were capitalized for the Company’s NeuroEyeCoach program prior to being brought into service in March 2014 with a total capitalized value of $119,106

Net Loss Per Share

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	March 31,	March 31,
	2014	2013
Stock options outstanding	5,557	5,557
Warrants to purchase common stock	5,002,217	1,749,874
Debentures convertible into common stock	518,631	368,726
Preferred shares convertible into common stock	14,815	663,719
Total	5,541,220	2,787,876

4.   NOTES PAYABLE

Related Party Notes Payable

As of March 31, 2014 and December 31, 2013 Related Party Notes Payable consists of:

	March 31, 2014	December 31, 2013

On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management (“Fountainhead”), the beneficial owner of more than 50% of the Company’s common stock. These debentures accrue interest at a rate of 6% per annum. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $1.88 per share, subject to adjustment, and does not require bifurcation. These debentures were originally due August 31, 2010 and the due date has been extended over time to January 2, 2017, subject to certain conditions.

	441,362	441,362

On March 31, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6%. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $2.63 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, and the due date has been extended over time to January 2, 2017, subject to certain conditions.

	175,000	175,000

On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum. These debentures were originally due August 31, 2011 and the due date has	400,000	400,000

been extended over time to January 2, 2017, subject to certain conditions.

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $2.85 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. The debentures were originally due December 31, 2012 and the due date has been extended over time to January 2, 2017, subject to certain conditions.

	300,000	300,000

In the period July to December 2012 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $300,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date has been extended over time to January 2, 2017, subject to certain conditions.	300,900	300,900

In the period August to December 2012 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $115,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date has been extended over time to January 2, 2017, subject to certain conditions.	115,550	115,550

In the period January to September 2013 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $325,744. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date has been extended over time to January 2, 2017, subject to certain conditions.	324,225	324,225

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $91,519. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. These notes were repaid in January and February 2014.	-	91,519
In the period January to September 2013 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $210,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date has been extended over time to January 2, 2017, subject to certain conditions.	190,000	190,000

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $20,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. This note was repaid in February 2014	-	20,000

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to David Cantor, in the aggregate amount of $15,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. This note was repaid in 2014	-	15,000

Total Related Party Notes Payable:	$2,247,037	$2,373,556

Other Notes Payable

As of March 31, 2014 and December 31, 2013 Other Notes Payable consists of:

	March 31, 2014	December 31, 2013

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company an adjusted conversion price of $1.80 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended over time to January 2, 2015, subject to certain conditions.

	300,000	300,000

In the period August to December 2012 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $98,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date for this note has been extended over time to January 2, 2017, subject to certain conditions.	98,550	98,550

In September 2012 the Company issued short term, unsecured notes payable to Osbaldo Trading Limited in the amount of $42,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date for this note has been extended over time to January 2, 2017, subject to certain conditions.	42,900	42,900

In the period June to September 2013 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $10,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date for this note has been extended over time to January 2, 2017, subject to certain conditions.	10,000	10,000

In the period August 9 to December 2013 the Company issued short term,	-	3,000

unsecured notes payable to Craig Kirsch in the aggregate amount of $3,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. This note was repaid in February 2014.

On October 22, 2013 the Company issued a term note for $100,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due November 30, 2013. This note was repaid in January 2014.	-	100,000
Insurance policy finance agreements. During the three months ended March 31, 2013 the Company received proceeds from Insurance policy finance agreement of $28,525 and made repayments of $23,923	28,338	23,736

Total Other Notes Payable:	$479,788	$578,186

The following is a schedule of future minimum loan repayments:

Twelve months ending March 31	Related Party	Other
2014	—	328,338
2015	—	—
2016	—	—
2017	2,247,037	151,450
	$2,247,037	$479,788

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

	Three Months Ended March 31,
	2014	2013
Revenue:
Vycor Medical	$263,711	$130,665
NovaVision	94,411	101,009
Total Revenue	$358,122	$231,674
Gross Profit:
Vycor Medical	$233,409	$116,279
NovaVision	81,756	85,377
Total Gross Profit	$315,165	$201,656

	March 31, 2014	December 31, 2013
Total Assets:
Vycor Medical	$3,562,302	$799,120
NovaVision	1,299,036	1,316,130
Total Assets	$4,861,338	$2,115,250

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,
	2014	2013
Revenue:
United States	$293,161	$156,785
Europe	64,961	63,336
Total Revenue	$358,122	$220,121
Gross Profit:
United States	$258,241	$156,188
Europe	$56,924	45,468
Total Gross Profit	$315,165	$201,656

	March 31, 2014	December 31, 2013
Total Assets:
United States	$4,413,757	$1,604,142
Europe	447,581	511,108
Total Assets	$4,861,338	$2,115,250

6.   EQUITY

The Offering

On January 2, January 31, February 28 and March 31, 2014, the Company completed four separate closings (the “Closings” of an offering (the “Offering”) of Units comprising shares of common stock (“Common Stock”) (collectively, the “Shares” and individually, a “Share”) and Series A and Series B Warrants (collectively, the “Warrants”) (collectively, the “Units”) to accredited investors (the “Investors”) in a private placement. The Closings comprised the sale of an aggregate of $4,070,140 in the Units), which were issued pursuant to four separate Securities Purchase Agreements between the Company and the Investors in each of the four Closings. In the aggregate, the Company issued 2,261,214 shares of Common Stock, Series A Warrants to purchase an aggregate of 1,130,621 shares of Common Stock and Series B Warrants to purchase an aggregate of 1,130,621 shares of Common Stock.

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

Also on January 2, 2014, Fountainhead exchanged an aggregate of $1,426,542 of consulting fees owed to it by the Company for the Units issued in the Offering. In the aggregate, the Company issued to Fountainhead 792,523 shares of Common Stock, Series A Warrants to purchase an aggregate of 396,262 shares of Common Stock and Series B Warrants to purchase an aggregate of 396,262 shares of Common Stock.

Based on the subscription terms applicable to the holders of the Company’s previously-issued Series C Convertible Preferred Stock, such holders were given the option of exchanging their investment in such unconverted Series C Convertible Preferred Stock and the related warrants into the securities which are the subject of the Offering, based on the amount of their investment in the Series C Convertible Preferred Stock and the related warrants. On February 24, 2014, the holders of 15.15 shares of Series C Convertible Preferred Stock (representing an aggregate investment of $757,700) exchanged their Series C Convertible Preferred Stock and related warrants for an aggregate of 420,838 shares of Common Stock, Series A Warrants to purchase an aggregate of 210,419 shares of Common Stock and Series B Warrants to purchase an aggregate of 210,419 shares of Common Stock.

Under the terms of the Placement Agent agreement with Garden State Securities, Inc. (“GSS”) (see Note 10), the Company issued an aggregate of 324,805 Placement Agent Warrants, on almost identical terms to the Series A Warrants.

Subject to certain limitations, from the date each Investor enters into the Securities Purchase Agreement until the twelve-month anniversary of the Effective Date (as defined in the Securities Purchase Agreement), each Investor will receive additional shares of Company Common Stock for any such additional securities issued by the Company in a subsequent financing at an effective per share purchase price below $1.80; these rights are non-transferable The Series A Warrants and Placement Agent Warrants have anti-dilution protection during the same period for the issuance of Company Common Stock, or securities exercisable for or convertible into Company Common Stock, at an issuance price, exercise price or conversion price of less than the $2.05 exercise price of the Series A Warrants. Accordingly, 2,261,214 shares of Common Stock are subject to anti-dilution and are shown separately on the balance sheet; and an aggregate of 2,062,108 Series A Warrants and Placement Agent Warrants are subject to anti-dilution and are recorded as a derivative liability (see Note 2 and Note 8)

Other Equity Transactions

During January to March 2014, the Company issued 2,294 shares of Common Stock (valued at $5,000) to Steven Girgenti, 2,222 shares of Common Stock (valued at $5,000) to Oscar Bronsther and 2,222 shares of Common Stock (valued at $5,000) to Lowell Rush in consideration for services provided to the Board of Directors; and 710 shares of Common Stock (valued at $1,563) to Alvaro Pasual-Leone, 1,420 shares of Common Stock (valued at $3,125) to Josef Zihl and 694 shares of Common Stock (valued at $1,563) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During January 2014, the Company issued 3,000 and 2,000 shares of Common Stock (valued at $5,400 and $3,600) to Del Mar Consulting Group, LLC and Alex Partners respectively under the terms of their advisory amendment agreements.

On March 11, 2014 the Company entered into an Amendment Agreement with GSS. Under the Amendment Agreement, the Company agreed to issue 30,000 shares of Common Stock (valued at $66,000) on the date of the Amendment Agreement in respect of the period January to June 2014, rather than 7,500 shares per month under the original agreement.

During March 2014, in accordance with the terms of an investor relations advisory agreement, the Company issued 2,500 shares of Common Stock (valued at $4,700) to J and M Group, LLC.

On March 31 2014, in accordance with the terms the Consulting Agreement, the Company issued 6,276 shares of Common Stock (valued at $15,000) to Fountainhead.

7.   SHARE-BASED COMPENSATION

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the three month periods ended March 31, 2014 and 2013.

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

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of March 31, 2014 there were no awards of any stock appreciation rights.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2012	1,749,874	$3.03

Granted	—	—
Exercised	(341,941)	1.49

Cancelled or expired	(3,334)	10.50

Outstanding at December 31, 2013	1,404,599	$3.39

Granted	3,810,579	2.52
Exercised	—	—
Cancelled or expired	(212,961)	4.50

Outstanding at March 31, 2014	5,002,217	$2.68

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2012	5,557	$20.25

Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at December 31, 2013	5,557	$20.25

Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at March 31, 2014	5,557	$20.25

As of March 31, 2014, the weighted-average remaining contractual life of outstanding warrants and options is 2.35 and 3.88 years, respectively.

Non-Employee Stock Compensation

During the three months ended March 31, 2014, the Company issued an aggregate of 2,294, 2,222 and 2,222 shares of common stock, respectively, valued at $5,000 to each of Steven Girgenti, Oscar Bronsther and Lowell Rush for services rendered to the board of directors. For the three months ended March 31, 2014, a total of $15,000 was recognized as share-based compensation for the issuance of these shares.

During three months ended March 31, 2014 the Company issued an aggregate of 710, 694 and 694 shares of common stock, respectively, valued at $1,563, to each of Alvaro Pascual-Leone, Jason Barton and Jose Romano and 1,420 shares of common stock valued at $3,125 to Josef Zihl for services rendered to the Scientific Advisory Board of NovaVision. For the three months ended March 31, 2014, an aggregate of $7,813 was recognized as share-based compensation for the issuance of these shares.

In November 2013, the Company entered into three-month extension amendments to the existing agreements with Del Mar Consulting, Inc. and Alex Partners, LLC under which 33,000 and 27,000 shares of Company Common Stock respectively were issued, valued at $66,000 and $54,000 respectively. The value of these shares was amortized over the period of the agreement, and for the three months ended March 31, 2014 stock compensation of $78,620 was recognized as share-based compensation in connection with these agreements. Under the extension agreement, the Company has the option to pay all or part of the monthly fees in cash and for January 2014 3,000 shares valued at $5,400 were issued to Del Mar and 2,000 shares valued at $3,600 were issued to Alex Partners.

On July 2, 2013, the Company entered into an advisory agreement, amended March 11, 2014 with Garden State Securities, Inc.(“GSS”) to provide certain financial advisory services to the Company. Under the terms of the advisory agreement, the Company issued 30,000 restricted shares of Company Common Stock to GSS in March 2014 valued at $66,000, which is being amortized over the six months from January 1, 2014, being the remaining term of the agreement. For the three months ended March 31, 2014 stock compensation of $33,000 was recognized as share-based compensation in connection with this agreement.

On January 2, 2014 the Company issued warrants to Dr. Donald O’Rourke to purchase 7,000 shares of Vycor Common Stock at an exercise price of $3.08 per share, exercisable for a period of three years. The fair value of these warrants was estimated at $5,522 using Black-Scholes and the full value was recognized immediately.

On January 2, 2014 the Company and Fountainhead amended their Consulting Agreement. Under the Amendment, 6,276 shares valued at $15,000 were issued to Fountainhead in respect of fees for the three months ended March 31, 2014.

In March 2014, the Company entered into an investor relations advisory agreement with J and M Group, LLC, under which the Company issued 2,500 shares of Common Stock valued at $4,700, which was fully expensed in the three months ended March 31, 2014.

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the above non-employees for the three months ended March 31, 2013 was $168,655. As of March 31, 2014, there was $33,000 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

Stock-based compensation expenses related to employee options and warrants granted to non-employees are recognized as the stock options and warrants are earned. The stock options or warrants meet the criteria for equity treatment and the fair value of the stock options or warrants granted is estimated at the grant date and the expense is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant.  The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes option pricing model on the basis of the fair value of the underlying common stock on the measurement date, using the assumptions noted in the table below. The fair value of the common stock is determined by the then-prevailing share price. Expected volatility is based on the historical volatility of a peer group of publicly traded companies.

The following assumptions were used in calculations of the Black-Scholes option pricing model for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Risk-free interest rates	0.78%	—
Expected life	3 years	—
Expected dividends	0%	—
Expected volatility	75%	—
Vycor Common Stock fair value	$2.05	—

8.   FAIR VALUE MEASUREMENTS

The Company has adopted ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis (the 2,062,108 Series A Warrants and Placement Agent Warrants issued as part of the Units in connection with the Offering) as of March 31, 2014 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability :

Description	March 31, 2014	Level 1	Level 2	Level 3

Warrant Liability	$1,511,033	$—	$—	$1,511,033

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

Balance at December 31, 2013	$—
Issuance of Series A Warrants and Placement Agent Warrants as part of Offering Units on January 2, January 31, February 24, February 28 and March 31, 2014	1,764,317
Change in fair value	(253,284)

Balance at March 31, 2014	$1,511, 033

The fair value of the Series A Warrants and Placement Agent Warrants was determined using a Monte Carlo Simulation. This model requires the input of highly subjective assumptions, including the expected price volatility, which is based on the historical volatility of a peer group of publicly traded companies. Changes in the subjective input assumptions can materially affect the estimate of fair value of the warrants and the Company’s results of operations could be impacted.

The following assumptions were used in calculations of the Monte Carlo Simulation model for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Risk-free interest rates	0.68-0.93%	—
Expected life	3 years	—
Expected dividends	0%	—
Expected volatility	71-83%	—
Vycor Common Stock fair value	$1.88-2.39	—

9.   COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the three months ended March 31, 2014 and 2013 were $50,178 and $48,553 respectively.

Potential German tax liability

In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the three months ending March 31, 2014, other than recording the monthly payments as an expense.

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

10. CONSULTING AND OTHER AGREEMENTS

The Company has entered into no new consulting or other agreements during the three months ended March 31, 2014, other than amendments to existing agreements outlined below. The following agreements remained in force during the period:

Consulting Agreement with Fountainhead

Effective as of January 2, 2014, the Company and Fountainhead amended their Consulting Agreement to extend the term of the Consulting Agreement to January 2, 2015. As of January 2014, the monthly retainer payable to Fountainhead was reduced to $10,000 per month, payable $5,000 in cash and the remainder payable in Company Common Stock at the end of each quarter until the occurrence of specified milestones.

Consulting Agreement with Del Mar Consulting Group, Inc and Alex Partners, LLC.

In November 2013, the Company entered into three-month extension amendments to the existing agreements with Del Mar Consulting, Inc. and Alex Partners, LLC under which 33,000 and 27,000 shares of Company Common Stock respectively were issued, valued at $66,000 and $54,000 respectively. .

Garden State Securites, Inc. (“GSS”) Advisory and Placement Agent Agreements

On July 2, 2013, the Company entered into two agreements with GSS one to provide certain financial advisory services to the Company (“Advisory Agreement”) and the other to act as placement agent for the Company (“Placement Agent Agreement”).

Under the terms of the Advisory Agreement, GSS is engaged on a non-exclusive basis to provide financial advisory services to the Company for at least ninety (90) days and thereafter until either party terminates the arrangement.  Under the terms of the Advisory Agreement, as amended on March 14, 2014, the Company will issue 45,000 restricted shares of Company Common Stock to the broker-dealer, 15,000 of which are issuable on the date of the execution of the Agreement and 30,000 additional shares to be issued on March 11, 2014.  The Agreement also calls for the Company to reimburse certain out-of-pocket expenses.

Under the terms of the Placement Agent Agreement, the Company engaged GSS as its exclusive placement agent until the later of (i) 90 days from the date of execution of the Agreement or (ii) the end of the offering period of any securities financing undertaken by the Company in connection with the Placement Agent Agreement. Normal placement agents fees and expense reimbursement will be payable. Any offering will be undertaken on a “best efforts” basis and the proceeds would be used for working capital and general corporate purposes

11. RELATED PARTY TRANSACTIONS

Under the terms of the Offering, there were certain agreements with Related Parties:

(a) Debt Amendment and Repayment. Fountainhead and Peter Zachariou agreed to extend the maturity of all of the Company’s debt obligations due to them due to as of August 9, 2013 (aggregating $2,247,037) to January 2, 2017, subject to the earlier repayment of such debt upon the occurrence of certain specified conditions. Fountainhead and Peter Zachariou further released all security interests associated with any of the obligations and agreed to forebear declaring any event of default under the obligations for a period of 24 months following the date of the Initial Closing. During January and February 2014, also under the terms of the Offering, debt obligations arising since August 9, 2013 were repaid as follows: Fountainhead - $91,519; Peter Zachariou - $20,000; David Cantor - $15,000.

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

(c)

Amendment to Consulting Agreement. Effective as of January 2, 2014, the Company and Fountainhead amended their Consulting Agreement to extend the term of the Consulting Agreement to to January 2, 2015. As of January 2014, the monthly retainer payable to Fountainhead was reduced to $10,000 per month, payable $5,000 in cash and the remainder payable in Company Common Stock at the end of each quarter until the occurrence of specified milestones.

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

There were no other related party transactions during the three months ended March 31, 2014 other than the payment or accrual of fees under the Fountainhead Consulting agreement described in Note 11 of the financial statements.

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q:

Share Issuance

During April to May 2014, the Company issued 2,222 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 727 and 1,453 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

On April 25, 2014, the Company completed the sale of an additional $929,860 in Units in a final close of the Offering, which were issued pursuant to a Securities Purchase Agreement between the Company and the Investors. In the aggregate, the Company issued 516,594 shares of Common Stock, Series A Warrants to purchase an aggregate of 258,298 shares of Common Stock and Series B Warrants to purchase an aggregate of 258,298 shares of Common Stock.

Amendment to Offering Agreements and removal of anti-dilution

During April and May 2014, the Company requested waivers of certain anti-dilution provisions of the Stock Purchase Agreement and Series A Warrant Agreements (“Waivers”) which were executed with investors in the Company’s $5,000,000 private placement offering which was completed on April 25, 2014. Under the terms of the Waivers, the investors agreed to waive their anti-dilution rights (which arose in the event the Company sold securities at a price below $2.05 within one year of the date that the initial Registration Statement has been declared effective by the SEC) in consideration of the Company’s agreement not to sell any securities at a price below $2.05 within such one-year period. The Waivers become effective as to all the Common Stock issued in the offering once the Company receives the agreement of the holders of eighty percent (80%) of the Common Stock issued in the offering and the holders of eighty percent (80%) of the Common Stock issued in each closing. As of May 14, 2014, the Company had received waivers from the holders of 93.9 percent of the shares issued in the offering, and over 80 percent for each closing, and so the Waivers have been declared effective on 100 percent of the Common Stock issued in the Offering. The Company is continuing to seek Waivers from the remaining investors for their Common Stock and Series A Warrants. Waivers have also been received in respect of the Placement Agent Warrants and the Series A Warrants held by Fountainhead.

As stated in Note 2 (Warrant Derivative Liability) and Note 8, because the Warrants carry certain anti-dilution protection for the holders, the Company has recorded the Series A Warrants and Placement Agent Warrants as a liability, in accordance with the guidance contained in ASC 815-40-15-7D. Following the declaration of effectiveness of the Waivers, the Company will no longer be required to record any derivative liability on account of the Series A Warrants and Placement Agent warrants, with respect of the actual number of Warrants for which the Waivers have been executed.

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

•

NovaVision provides vision solutions targeted at a large and previously un-addressed market of people who have lost their sight as a result of Stroke or Traumatic Brain Injury (neurological brain damage). NovaVision addresses a significant target market, estimated at approximately $2 billion in the U.S. and over $13 billion globally, and has the only 510(k) cleared therapy targeted at the restitution of this type of vision loss. NovaVision has a broad portfolio of therapies that both restore lost vision and address other neurologically-induced vision issues. The Company’s lead Vision Restoration Therapy (VRT) while underpinned by significant clinical data is in development and not fully commercialized. Completion of the VRT development work is anticipated during 2014

Both businesses adopt a minimally or non-invasive approach. Both technologies have exceptional sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has a strong patent portfolio with 38 granted patents and a further 17 pending. The Company leverages joint resources across the divisions, to operate in a highly cost-efficient manner.

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

Vycor Medical has a current product pipeline aimed at enhancing the ease of use and increasing the compatibility of its current VBAS range with Image Guided Systems, and separately also expanding the applicable procedures it addresses by expanding its VBAS range. A second potential product range focused on spinal procedures is the Cervical Access System (VCAS), which requires further prototyping and market testing prior to reaching a decision to commercialize. This product is designed to assist surgeons in cervical surgeries, allowing the surgeon to gain access to the anterior cervical surgery site; the VCAS is covered by Vycor’s 510(k) clearance.

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

“3D Endoscpe-Assisted Transcallosal Approach to the Third Ventricle Using a Minimally Invasive Tubular Retractor System – A Feasability Study” by Alireza Shoakazemi, Alexander I. Evins, Philip E. Stieg, Antonio Bernardo Published in J Neurol Surg B 2014; 75 - A047. Weill Cornell Medical Center. Conclusion. Though some authors have advocated the benefits of retractorless microsurgical techniques in approaching the third ventricle, the use of routine retractors and their potential complications, in some cases, cannot be avoided. An increased incidence of cortical damage has been reported in a rat model, wherein retractors were held in place for more than 15 minutes at a pressure of 20 mmHg. We found the interhemispheric 3D endoscope-assisted trancallosal approach through tubular retractors to be feasible for the management of pathologies of the third ventricle.

“3D Endoscopic Transtubular Anterior Petrosectomy for Petroclival Meningiomas: Assessment of Resection in Varying Tumor Volumes Utilizing a Synthetic Tumor Model” Alexander I. Evins, Alireza Shoakazemi, Justin C. Burrell, Rahul Kapoor, Philip E. Stieg, Antonio Bernardo Published J Neurol Surg B 2014; 75 - A036. Weill Cornell Medical Center. Conclusion. The application of 3D endoscopic transtubular anterior transpetrosal approaches in the treatment of medium and large petroclival meningiomas is both feasible and effective. Despite the demonstrated efficacy on those tumor types, resection of specific giant petroclival meningiomas still necessitate the use of traditional skull base microsurgical techniques. Further clinical studies are necessary to determine potential clinical complications

Manufacturing

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

•

NeuroEyeCoach™: re-trains ability of a patient to move their eyes, re-integrate left and right vision and to make the most of their remaining visual field

NovaVision operates in the US through our wholly-owned subsidiary, NovaVision, Inc., in Germany through our wholly-owned subsidiary, NovaVision GmbH and in the UK through our wholly-owned subsidiary, Sight Science Limited.

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

NovaVision’s recently launched NeuroEyeCoach™ in the U.S. This is also a computer based program providing eye-movement training to those who have suffered a visual field loss as a result of neurological damage and is complementary to its existing VRT and NeET therapies.

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

NovaVision’s 32 granted patents are in the U.S. (13), Canada (3), Europe (7), Australia (2), China (2), Hong Kong (1), Singapore (1), India (1) and Japan (2).

NovaVision’s 7 pending patents are in Canada (2) and Europe (5).

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

Employees

We currently have 14 employees.

Website. The Company operates websites at www.vycormedical.com and www.novavision.com.

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Revenue and Gross Margin:

	2014	2013	%Change
Revenue:
Vycor Medical	$263,711	$130,665	102%
NovaVision	94,411	101,009	(7)%
Total Revenue	$358,122	$231,674	55%

Gross Profit
Vycor Medical	$233,408	$116,279	101%
NovaVision	81,757	85,377	(4)%
Total Gross Profit	$315,165	$201,656	56%

Vycor Medical recorded revenue of $263,711 from the sale of its products in for the three months ended March 31, 2014, an increase of $133,046, or 102%, over the same period in 2013, reflecting increased activity in the US and internationally. Gross margin of 89% was achieved in both 2014 and 2013.

NovaVision recorded revenues of $94,411 for the three months ended March 31, 2014, a decrease of $6,598 over the same period in 2013, and gross margin of 87%, compared to 85% for the same period in 2013. NovaVision’s therapy suite has been undergoing significant development to: substantially reduce costs of delivery; as a result drive down the price of VRT therapy to make it affordable; streamline business processes to make the therapy scalable; add a new saccadic program to broaden the range of benefits to patients from the therapy suite. As a result the Company is not intensively marketing its existing VRT program model and this, together with NovaVision’s intense focus on development particularly, impacted revenues.

Research and Development Expense:

Research and development (“R&D”) expenses were $15,356 for the three months ended March 31, 2014, as compared to $31,350 for the same period in 2013. The expense reduction partly reflects the capitalization of costs related to NeuroEyeCoach and VRT. Capitalized software development costs for the three months ended March 31, 2014 and 2013 were $29,633 and $0, respectively. During the period the Company’s VRT 7.0 program completed the preliminary project stage, following which there was a capitalization of $8,171 of software development costs. Additional costs of $21,463 were capitalized for the Company’s NeuroEyeCoach program prior to being brought into service in March 2014 with a total capitalized value of $119,106.

General and Administrative Expenses:

General and administrative expenses increased by $514,594 to $1,198,252 for the three months ended March 31, 2014 from $683,658 for the same period in 2013. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended March 31, 2014 was $168,655, an increase of $80,530 over $88,125 in 2013. Also included within General and Administrative Expenses are Sales Commissions, which increased by $18,718 to $46,383. The remaining General and Administrative expenses increased by $415,346 from $567,868 to $983,214, of which the Offering costs comprised $444,539.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Offering costs	$444,539	$—
Investor relations costs	(790)	26,532
Board, financial and scientific advisory	(131,167)	53,998
Legal, professional and other consulting	49,338	—
Sales, marketing and travel	19,075	—
Payroll	16,260	—
Other	18,091	—
Total change	$415,346	$80,530

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended March 31, 2014 increased by $4,862 to $33,829 from $28,867 for 2013. Other Interest expense for 2014 increased by $368 to $14,294 from $13,926 for 2013.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013	$ Change
Cash	$2,707,089	$31,303	$2,675,786
Accounts receivable, inventory and other current assets	$755,428	$627,649	$127,779
Total current liabilities	$(2,710,183)	$(5,430,493)	$2,720,310
Working capital/(deficit), excluding derivative liability	$2,263,367	$(4,771,541)	$7,034,908
Cash provided by financing activities	$3,845,223	$1,089,071	$2,756,152

In January to March 2014 the Company held four separate closings (the “Closings”) of the sale of $4,070,140 in Units (the “Units”) comprising shares of common stock (“Common Stock”) and Series A and Series B Warrants (collectively, the “Warrants”) to accredited investors (the “Investors”) in a continuing offering (the “Offering”) which allowed for maximum proceeds of $5,000,000. These Closings raised net proceeds, after expenses, of $3,638,651. As of March 31, 2014 we had $2,707,089 cash, working capital of $2,263,367 (before taking into account the derivative warrant liability of $1,511,033) and an accumulated deficit of $17,820,415. Total Stockholders’ deficit at March 31, 2014 was $247,332. Total current debt at March 2014, included in working capital above, was $328,338. Long term debt at March 2014 was $2,398,487.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At March 31, 2014 and December 31, 2013 patient deposits amounted to $27,914 and $25,467, respectively, and are reserved against in Other Current Liabilities

Property and equipment

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

The Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and our CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports its files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and its CFO, as appropriate, to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 12, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2014, the Company completed the initial closing of an offering (the “Offering”) of Units comprising shares of common stock (“Common Stock”) (collectively, the “Shares” and individually, a “Share”) and Series A and Series B Warrants (collectively, the “Warrants”) (collectively, the “Units”) to accredited investors (the “Investors”) in a private placement. The initial closing comprised the sale of $1,276,900 in the Units), which were issued pursuant to separate Securities Purchase Agreements between the Company and each of the Investors. In the aggregate, the Company issued 709,398 shares of Common Stock, Series A Warrants to purchase an aggregate of 354,704 shares of Common Stock and Series B Warrants to purchase an aggregate of 354,704 shares of Common Stock.

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

Also on January 2, 2014, Fountainhead exchanged an aggregate of $1,426,542 of consulting fees owed to it by the Company for the Units issued in the Offering. In the aggregate, the Company issued to Fountainhead 792,523 shares of Common Stock, Series A Warrants to purchase an aggregate of 386,262 shares of Common Stock and Series B Warrants to purchase an aggregate of 386,262 shares of Common Stock.

On January 31, 2014, the Company completed the sale of an additional $1,784,200 in the Units, which were issued pursuant to separate Securities Purchase Agreements between the Company and each of the Investors. In the aggregate, the Company issued 991,232 shares of Common Stock, Series A Warrants to purchase an aggregate of 495,621 shares of Common Stock and Series B Warrants to purchase an aggregate of 495,621 shares of Common Stock.

Based on the subscription terms applicable to the holders of the Company’s previously-issued Series C Convertible Preferred Stock, such holders were given the option of exchanging their investment in such unconverted Series C Convertible Preferred Stock and the related warrants into the securities which are the subject of the Offering, based on the amount of their investment in the Series C Convertible Preferred Stock and the related warrants. As of February 24, 2014, the holders of 15.15 shares of Series C Convertible Preferred Stock (representing an aggregate investment of $757,700) exchanged their Series C Convertible Preferred Stock and related warrants for an aggregate of 420,838 shares of Common Stock, Series A Warrants to purchase an aggregate of 210,419 shares of Common Stock and Series B Warrants to purchase an aggregate of 210,419 shares of Common Stock. As of this date, only one share of Series C Convertible Preferred Stock remains outstanding, representing an investment of $50,000.

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

On March 11, 2014 the Company entered into an Amendment Agreement with GSS. Under the Amendment Agreement, the Company agreed to issue 30,000 shares of Common Stock (valued at $66,000) on the date of the Amendment Agreement in respect of the period January to June 2014, rather than 7,500 shares per month under the original agreement.

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

During January to March 2014, the Company issued 2,294 shares of Common Stock (valued at $5,000) to Steven Girgenti, 2,222 shares of Common Stock (valued at $5,000) to Oscar Bronsther and 2,222 shares of Common Stock (valued at $5,000) to Lowell Rush in consideration for services provided to the Board of Directors; and 710 shares of Common Stock (valued at $1,563) to Alvaro Pascual-Leone, 1,420 shares of Common Stock (valued at $3,125) to Josef Zihl and 694 shares of Common Stock (valued at $1,563) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

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

During April to May 2014, the Company issued 2,222 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 727 and 1,453 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

On April 25, 2014, the Company completed the sale of an additional $929,860 in Units in a final close of the Offering, which were issued pursuant to a Securities Purchase Agreement between the Company and the Investors. In the aggregate, the Company issued 516,594 shares of Common Stock, Series A Warrants to purchase an aggregate of 258,298 shares of Common Stock and Series B Warrants to purchase an aggregate of 258,298 shares of Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent events

Share Issuance

During April to May 2014, the Company issued 2,222 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 727 and 1,453 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

On April 25, 2014, the Company completed the sale of an additional $929,860 in Units in a final close of the Offering, which were issued pursuant to a Securities Purchase Agreement between the Company and the Investors. In the aggregate, the Company issued 516,594 shares of Common Stock, Series A Warrants to purchase an aggregate of 258,298 shares of Common Stock and Series B Warrants to purchase an aggregate of 258,298 shares of Common Stock.

Amendment to Offering Agreements and removal of anti-dilution

During April and May 2014, the Company requested waivers of certain anti-dilution provisions of the Stock Purchase Agreement and Series A Warrant Agreements (“Waivers”) which were executed with investors in the Company’s $5,000,000 private placement offering which was completed on April 25, 2014. Under the terms of the Waivers, the investors agreed to waive their anti-dilution rights (which arose in the event the Company sold securities at a price below $2.05 within one year of the date that the initial Registration Statement has been declared effective by the SEC) in consideration of the Company’s agreement not to sell any securities at a price below $2.05 within such one-year period. The Waivers become effective as to all the Common Stock issued in the offering once the Company receives the agreement of the holders of eighty percent (80%) of the Common Stock issued in the offering and the holders of eighty percent (80%) of the Common Stock issued in each closing. As of May 14, 2014, the Company had received waivers from the holders of 93.9 percent of the shares issued in the offering, and over 80 percent for each closing, and so the Waivers have been declared effective on 100 percent of the Common Stock issued in the Offering. The Company is continuing to seek Waivers from the remaining investors for their Common Stock and Series A Warrants. Waivers have also been received in respect of the Placement Agent Warrants and the Series A Warrants held by Fountainhead.

As stated in Note 2 (Warrant Derivative Liability) and Note 8 of the Financial Statements, because the Warrants carry certain anti-dilution protection for the holders, the Company has recorded the Series A Warrants and Placement Agent Warrants as a liability, in accordance with the guidance contained in ASC 815-40-15-7D. Following the declaration of effectiveness of the Waivers, the Company will no longer be required to record any derivative liability on account of the Series A Warrants and Placement Agent warrants, with respect of the actual number of Warrants for which the Waivers have been executed.

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

VYCOR MEDICAL, INC.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
President and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)