Form 10-Q
period 2014-06-30
VYCOR MEDICAL INC
filed 2014-08-12
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended                  June 30, 2014

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

There were 10,736,338 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 8, 2014.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

PART I

ITEM 1.  FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS

Current Assets
Cash	$2,840,052	$31,303
Trade accounts receivable, net of allowance for doubtful accounts of $6,470 and $6,474	196,907	212,660
Inventory	239,673	206,926
Prepaid expenses and other current assets	178,146	208,063
Total Current Assets	3,454,778	658,952

Fixed assets, net of accumulated depreciation of $955,464 and $830,291	642,703	706,197

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization of $402,048 and $328,319	376,565	444,095
Website, net of accumulated amortization of $18,444 and $17,228	14,306	1,680
Security deposits	53,169	53,169
Total Intangible and Other assets	695,197	750,101

TOTAL ASSETS	$4,792,678	$2,115,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$145,096	$254,024
Accrued interest: Related Party	33,890	238,299
Accrued interest: Other	17,630	147,985
Accrued liabilities	278,743	1,776,867
Other current liabilities	126,346	61,576
Derivative liability	37,152	—
Notes payable: Related Party	—	2,373,556
Notes payable: Other	311,445	578,186
TOTAL CURRENT LIABILITIES	950,302	5,430,493

Notes payable long-term: Related Party	2,247,037	—
Notes payable long-term: Other	108,550	—
TOTAL LIABILITIES	3,305,889	5,430,493

STOCKHOLDERS’ EQUITY ( DEFICIENCY)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 1.0 and 16.2 issued and outstanding as at June 30, 2014 and December 31, 2013 respectively	—	$1
Common Stock, $0.0001 par value, 25,000,000 shares authorized, 10,835,945 and 6,757,225 shares issued and outstanding at June 30, 2014 and December 31, 2013 respectively	1,083	675
Additional Paid-in Capital	20,624,282	13,762,689
Treasury Stock (103,334 shares of Common Stock as of June 30, 2014 and December 31, 2013 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(19,098,800)	(17,032,405)
Accumulated Other Comprehensive Income	(38,743)	(45,170)

Total Stockholders’ Equity (Deficiency)	1,486,789	(3,315,243)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$4,792,678	$2,115,250

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Revenue	$298,540	$234,954	$656,662	$466,628

Cost of Goods Sold	35,767	27,894	78,724	57,912

Gross Profit	262,773	207,060	577,938	408,716

Operating expenses:
Research and development	37,395	21,285	52,751	52,635
Depreciation and Amortization	98,997	89,276	193,093	175,546
General and administrative	829,989	706,111	2,028,240	1,389,769

Total Operating expenses	966,381	816,672	2,274,084	1,617,950

Operating loss	(703,608)	(609,612)	(1,696,146)	(1,209,234)

Other expense
Interest expense – Related Party	(33,613)	(32,811)	(67,442)	(61,778)
Interest expense – Other	(12,327)	(14,128)	(26,621)	(28,054)
Change in fair value derivative liability	(523,277)	—	(269,993)	—
Total Other expense	(569,217)	(46,939)	(364,056)	(89,832)

Net Loss	$(1,272,825)	$(656,551)	$(2,060,202)	$(1,299,066)

Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(5,560)	8,725	(6,193)	(11,432)

Net Comprehensive Loss
	$(1,278,385)	$(647,826)	$(2,066,395)	$(1,310,498)
Loss Per Share
Basic and diluted	$(0.12)	$(0.10)	$(0.21)	$(0.21)

Weighted Average Number of Shares Outstanding	10,570,609	6,264,362	9,787,198	6,107,053

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net comprehensive loss	$(2,066,395)	$(1,310,498)
Adjustments to reconcile net comprehensive loss to cash used in operating activities:
Amortization expense	74,944	62,844
Depreciation expense	125,786	126,512
Share based compensation expense	259,727	174,064
Change in fair value of derivative liability	269,993	—
Changes in assets and liabilities:
Accounts receivable	15,753	51,887
Inventory	(32,747)	31,329
Prepaid expenses	(27,535)	(4,129)
Accounts payable	(68,737)	49,853
Accrued interest: Related Party	(218,895)	61,777
Accrued interest: Other	(115,868)	28,058
Accrued liabilities	(52,990)	193,548
Other current liabilities	7,440	(16,302)

Cash used in operating activities	$(1,829,524)	(551,057)
Cash flows used in investing activities:
Purchase of fixed assets	(62,001)	(20,116)
Acquisition of subsidiary		(139,153)
Website costs	(13,842)	—
Patent costs	(6,199)	(58,457)
Cash used in investing activities	(82,042)	(217,726)
Cash flows from financing activities:
Proceeds from issuance of Common Stock	5,000,000	304,351
Proceeds from issuance of Notes Payable: Related Party	—	442,962
Proceeds from issuance of Notes Payable: Other	28,525	—
Repayment of Notes Payable: Related Party	(126,519)	—
Repayment of Notes Payable: Other	(186,716)	(28,236)
Cash provided by financing activities	4,715,290	719,077
Effect of exchange rate changes on cash	5,025	10,058
Net increase (decrease) in cash	2,808,749	(39,648)
Cash at beginning of period	31,303	59,821
Cash at end of period	$2,840,052	$20,173

Supplemental Disclosures of Cash Flow information:
Interest paid:	$430,208	—
Acquisition of subsidiary: Deferred consideration paid	—	139,153

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of Vycor Medical, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2013 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

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

 Derivative Liability

The Company accounts for the 34,723 Series A Warrants issued in connection with the Offering (all as defined in Note 5), the holders of which have not waived their anti-dilution rights (as detailed further in Note 5) in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they have anti-dilution rights, they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised or until the anti-dilution provisions contained within the warrant agreements expire, and is classified in the balance sheet as a current liability. Any change in fair value of the warrant liability is recognized in the Company’s statement of operations as other income (loss).

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage.  Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years once the software has been brought into service. Capitalized software development costs for the six months ended June 30, 2014 and 2013 were $55,039 and $0, respectively. During the period the Company’s VRT 7.0 program completed the preliminary project stage, following which there was a capitalization of $25,199 of software development costs. Additional costs of $21,463 were capitalized for the Company’s NeuroEyeCoach program (prior to being brought into service in March 2014 with a total capitalized value of $119,106), and $8,377 for a NeuroEyeCoach retail/physician model.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	June 30,	June 30,
	2014	2013
Stock options outstanding	5,557	5,557
Warrants to purchase common stock	5,226,523	1,423,123
Debentures convertible into common stock	477,716	368,727
Preferred shares convertible into common stock	14,815	320,007
Total	5,724,611	2,117,414

3.   NOTES PAYABLE

Related Party Notes Payable

As of June 30, 2014 and December 31, 2013 Related Party Notes Payable consists of:

	June 30, 2014	December 31, 2013
On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management (“Fountainhead”), the beneficial owner of more than 50% of the Company’s common stock. These debentures accrue interest at a rate of 6% per annum. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $1.88 per share, subject to adjustment, and does not require bifurcation. These debentures were originally due August 31, 2010 and the due date has been extended to January 2, 2017, subject to certain early repayment provisions. (On August 5, 2014 the holder agreed to exchange the note into series D convertible preferred stock of Vycor, see Note 11)	441,362	441,362

	June 30, 2014	December 31, 2013
On March 31, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6%. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $2.63 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, and the due date has been extended to January 2, 2017, subject to certain early repayment provisions. (On August 5, 2014 the holder agreed to exchange the note into series D convertible preferred stock of Vycor, see Note 11)	175,000	175,000

On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum. These debentures were originally due August 31, 2011 and the due date has been extended to January 2, 2017, subject to certain early repayment provisions. (On August 5, 2014 the holder agreed to exchange the note into series D convertible preferred stock of Vycor, see Note 11)	400,000	400,000

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $2.85 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. The debentures were originally due December 31, 2012 and the due date has been extended to January 2, 2017, subject to certain early repayment provisions. (On August 5, 2014 the holder agreed to exchange the note into series D convertible preferred stock of Vycor, see Note 11)	300,000	300,000

In the period July to December 2012 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $300,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date has been extended to January 2, 2017, subject to certain early repayment provisions. (On August 5, 2014 the holder agreed to exchange the note into series D convertible preferred stock of Vycor, see Note 11)	300,900	300,900

In the period August to December 2012 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $115,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date has been extended to January 2, 2017, subject to certain early repayment provisions. (On August 5, 2014 the holder agreed to exchange the note into series D convertible preferred stock of Vycor, see Note 11)	115,550	115,550

In the period January to September 2013 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $325,744. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date has been extended to January 2, 2017, subject to certain early repayment provisions (On August 5, 2014 the holder agreed to exchange the note into series D convertible preferred stock of Vycor, see Note 11)	324,225	324,225

	June 30, 2014	December 31, 2013
In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $91,519. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. These notes were repaid in January and February 2014.	—	91,519

In the period January to September 2013 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $210,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date has been extended to January 2, 2017, subject to certain early repayment provisions. (On August 5, 2014 the holder agreed to exchange the note into series D convertible preferred stock of Vycor, see Note 11)	190,000	190,000

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $20,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. This note was repaid in February 2014	—	20,000

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to David Cantor, in the aggregate amount of $15,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. This note was repaid in 2014.	—	15,000

Total Related Party Notes Payable:	$2,247,037	$2,373,556

Other Notes Payable

As of June 30, 2014 and December 31, 2013 Other Notes Payable consists of:

	June 30, 2014	December 31, 2013
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company an adjusted conversion price of $1.80 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended to January 2, 2015, subject to certain early repayment provisions.	300,000	300,000

	June 30, 2014	December 31, 2013
In the period August to December 2012 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $98,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date for this note has been extended to January 2, 2017, subject to certain early repayment provisions. (On August 5, 2014 the holder agreed to exchange the note into series D convertible preferred stock of Vycor, see Note 11)	98,550	98,550

In September 2012 the Company issued short term, unsecured notes payable to Osbaldo Trading Limited in the amount of $42,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. This note was repaid in June 2014.	—	42,900

In the period June to September 2013 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $10,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date for this note has been extended to January 2, 2017, subject to certain early repayment provisions. (On August 5, 2014 the holder agreed to exchange the note into series D convertible preferred stock of Vycor, see Note 11)	10,000	10,000

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $3,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. This note was repaid in February 2014.	—	3,000

On October 22, 2013 the Company issued a term note for $100,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due November 30, 2013. This note was repaid in January 2014.	—	100,000

Insurance policy finance agreements. During the six months ended June 30, 2014 the Company received proceeds from Insurance policy finance agreements of $28,525 and made repayments of $40,816	11,445	23,736

Total Other Notes Payable:	$419,995	$578,186

The following is a schedule of future minimum loan repayments:

Six months ending June 30	Related Party	Other
2014	—	311,445
2015	—	—
2016	—	—
2017	2,247,037	108,550
	$2,247,037	$419,995

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

On August 5, 2014, each of the convertible debt instruments set out above were exchanged for Series D convertible preferred stock of Vycor (see Note 11). As a result of this exchange, no future loan payments will be due on account of such convertible debt instruments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Vycor Medical	$203,191	$146,358	$466,902	$277,024
NovaVision	95,349	88,596	189,760	189,604
Total Revenue	$298,540	$234,954	$656,662	$466,628
Gross Profit:
Vycor Medical	$177,717	$135,152	$411,125	$251,431
NovaVision	85,056	71,908	166,813	157,285
Total Gross Profit	$262,773	$207,060	$577,938	$408,716

	June 30, 2014	December 31, 2013
Total Assets:
Vycor Medical	$3,521,581	$799,120
NovaVision	1,271,097	1,316,130
Total Assets	$4,792,678	$2,115,250

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
United States	$238,474	$180,792	$531,635	$360,307
Europe	60,066	54,162	125,027	106,321
Total Revenue	$298,540	$234,954	$656,662	$466,628
Gross Profit:
United States	$207,577	$161,140	$465,816	$317,328
Europe	55,196	45,920	112,122	91,388
Total Gross Profit	$262,773	$207,060	$577,938	$408,716

	June 30, 2014	December 31, 2013
Total Assets:
United States	$4,322,406	$1,604,142
Europe	470,272	511,108
Total Assets	$4,792,678	$2,115,250

5.   EQUITY

The Offering

On January 2, January 31, February 28, March 31, and April 25, 2014 the Company completed five separate closings (the “Closings” of an offering (the “Offering”) of Units comprising shares of common stock (“Common Stock”) (collectively, the “Shares” and individually, a “Share”) and Series A and Series B Warrants (collectively, the “Warrants”) (collectively, the “Units”) to accredited investors (the “Investors”) in a private placement. The Closings comprised the sale of an aggregate of $5,000,000 in the Units), which were issued pursuant to five separate Securities Purchase Agreements between the Company and the Investors in each of the four Closings.  In the aggregate, the Company issued 2,777,808 shares of Common Stock, Series A Warrants to purchase an aggregate of 1,388,919 shares of Common Stock and Series B Warrants to purchase an aggregate of 1,388,919 shares of Common Stock.

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

Under the terms of the Placement Agent agreement with Garden State Securities, Inc. (“GSS”) (see Note 9), the Company issued an aggregate of 402,033 Placement Agent Warrants, on almost identical terms to the Series A Warrants.

The Series A Warrants and Placement Agent Warrants carried anti-dilution rights (which arose in the event the Company sold securities at a price below $2.05 within one year of the date that the initial Registration Statement has been declared effective by the SEC). Effective May 15, 2014 these anti-dilution rights were waived for all but 34,723 of the Series A Warrants and for all of the Placement Agent Warrants.  Accordingly, 34,723 shares of Common Stock are subject to anti-dilution and are recorded as a derivative liability in accordance with the guidance contained in ASC 815-40-15-7D (see Note 2 and Note 7)

Other Equity Transactions

During January to June 2014, the Company issued: 4,516 shares of Common Stock (valued at $10,000) to Steven Girgenti, 4,238 shares of Common Stock (valued at $10,000) to Oscar Bronsther and 3,734 shares of Common Stock (valued at $8,750) to Lowell Rush in consideration for services provided to the Board of Directors; and 1,437 shares of Common Stock (valued at $3,125) to Alvaro Pasual-Leone, 2,873 shares of Common Stock (valued at $6,250) to Josef Zihl and 1,324 shares of Common Stock (valued at $3,125) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During January to June 2014, in accordance with the terms the Consulting Agreement, the Company issued 12,605 shares of Common Stock (valued at $30,000) to Fountainhead.

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

During June 2014, in accordance with the terms of an investor relations advisory agreement, the Company issued 18,000 shares of Common Stock (valued at $43,020) to Hayden IR, LLC.

6.   SHARE-BASED COMPENSATION

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an empoyee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.  No employee stock options were granted for the three and six month periods ended June 30, 2014 and 2013.

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

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of June 30, 2014 there were no awards of any stock appreciation rights.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2012	1,749,874	$3.03

Granted	—	—
Exercised	(341,941)	1.49

Cancelled or expired	(3,334)	10.50

Outstanding at December 31, 2013	1,404,599	$3.39

Granted	4,404,401	2.52
Exercised	—	—
Cancelled or expired	(582,477)	4.45

Outstanding at June 30, 2014	5,226,523	$2.54

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2012	5,557	$20.25

Granted	—	—
Exercised	—	—
Cancelled or expired	—	—

Outstanding at December 31, 2013	5,557	$20.25

Granted	—	—
Exercised	—	—
Cancelled or expired	—	—

Outstanding at June 30, 2014	5,557	$20.25

As of June 30, 2014, the weighted-average remaining contractual life of outstanding warrants and options is 2.33 and 3.63 years, respectively.

Non-Employee Stock Compensation

During the six months ended June 30, 2014, the Company issued an aggregate of 4,516 shares of Common Stock (valued at $10,000) to Steven Girgenti, 4,238 shares of Common Stock (valued at $10,000) to Oscar Bronsther and 3,734 shares of Common Stock (valued at $8,750) to Lowell Rush for services rendered to the board of directors. For the six months ended June 30, 2014, a total of $28,750 was recognized as share-based compensation for the issuance of these shares.

During six months ended June 30, 2014 the Company issued an aggregate of 1,437, 1,324 and 1,324 shares of common stock, respectively, valued at $3,125, to each of Alvaro Pascual-Leone, Jason Barton and Jose Romano and 2,873 shares of common stock valued at $6,250 to Josef Zihl for services rendered to the Scientific Advisory Board of NovaVision. For the six months ended June 30, 2014, an aggregate of $15,625 was recognized as share-based compensation for the issuance of these shares.

In November 2013, the Company entered into three-month extension amendments to the existing agreements with Del Mar Consulting, Inc. and Alex Partners, LLC under which 33,000 and 27,000 shares of Company Common Stock respectively were issued, valued at $66,000 and $54,000 respectively. The value of these shares was amortized over the period of the agreement, and for the six months ended June 30, 2014 stock compensation of $78,620 was recognized as share-based compensation in connection with these agreements. Under the extension agreement, the Company has the option to pay all or part of the monthly fees in cash and for January 2014 3,000 shares valued at $5,400 were issued to Del Mar and 2,000 shares valued at $3,600 were issued to Alex Partners.

On July 2, 2013, the Company entered into an advisory agreement, amended March 11, 2014 with Garden State Securities, Inc.(“GSS”) to provide certain financial advisory services to the Company. Under the terms of the advisory agreement, the Company issued 30,000 restricted shares of Company Common Stock to GSS in March 2014 valued at $66,000, which is being amortized over the six months from January 1, 2014, being the remaining term of the agreement. For the six months ended June 30, 2014 stock compensation of $66,000 was recognized as share-based compensation in connection with this agreement.

On January 2, 2014 the Company issued warrants to Dr. Donald O’Rourke to purchase 7,000 shares of Vycor Common Stock at an exercise price of $3.08 per share, exercisable for a period of three years. The fair value of these warrants was estimated at $5,522 using Black-Scholes and the full value was recognized immediately.

On January 2, 2014 the Company and Fountainhead amended their Consulting Agreement. Under the Amendment, 12,605 shares valued at $30,000 were issued to Fountainhead in respect of fees for the six months ended June 30, 2014.

In March 2014, the Company entered into a one-month investor relations advisory agreement with J and M Group, LLC, under which the Company issued 2,500 shares of Common Stock valued at $4,700, which was fully expensed in March 2014.

In March 2014, the Company entered into an investor relations advisory agreement with Hayden IR, LLC, under which the Company issued 18,000 shares of Common Stock valued at $43,020, which is being amortized over the six months from April to September, 2014. For the six months ended June 30, 2014 stock compensation of $21,510 was recognized as share-based compensation in connection with this agreement.

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the above non-employees for the six months ended June 30, 2014 was $259,727. As of June 30, 2014, there was $21,510 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Risk-free interest rates	0.78%	—
Expected life	3 years	—
Expected dividends	0%	—
Expected volatility	75%	—
Vycor Common Stock fair value	$2.05	—

7.   FAIR VALUE MEASUREMENTS

The Company has adopted ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

Under the terms of the Offering, during the period January 2 to April 25, 2014, in five separate closings, a total of 2,397,631 Series A Warrants and Placement Agent Warrants were issued as part of the Offering, which carried anti-dilution rights. Effective May 15, 2014 these anti-dilution rights were waived for all but 34,723 of the Series A Warrants and for all of the Placement Agent Warrants.  The Company accounts for the Series A Warrants and Placement Agent Warrants in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they have anti-dilution rights, they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis (the Series A Warrants described above) as of June 30, 2014 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability :

Description	June 30, 2014	Level 1	Level 2	Level 3

Warrant Liability	$37,152	$—	$—	$37,152

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

Balance at December 31, 2013	$—
Issuance of Series A Warrants and Placement Agent Warrants as part of Offering Units on January 2, January 31, February 24, February 28 and March 31, April 25, 2014	2,103,195
Change in fair value during period	269,993
Reduction in liability from waiver of anti-dilution May 15, 2014	(2,336,036)

Balance at June 30, 2014	$37,152

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

The following assumptions were used in calculations of the Monte Carlo Simulation model for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Risk-free interest rates	0.68-0.93%	—
Expected life	3 years	—
Expected dividends	0%	—
Expected volatility	71-97%	—
Vycor Common Stock fair value	$1.88-$2.70	—

8.   COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month.  The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the six months ended June 30, 2014 and 2013 were $99,160 and $96,444 respectively.

Potential German tax liability

In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the six months ending June 30, 2014, other than recording the monthly payments as an expense.

Potential Patent Infringement

The Company was made aware in 2012 that a competitor had been granted a patent for related technology, and appeared to be entering the market with products that infringe the Company’s own issued patent. Following investigation, the Company has taken steps to initiate an invalidation of the competitor’s patent and enforce its patent rights; in March 2014 the Patent Re-examination Board issued an Examination Decision invalidating all the claims of the competitor’s patent. The competitor has the right of appeal but the Company will contest any such appeal. The Company has also been made aware that a second competitor has filed a patent application for related technology and also may be producing a product that potentially infringes the Company’s patent, and is in the early stages of evaluation and has yet to determine what, if any actions to take in this instance, however as a general rule the Company intends to take all necessary action to protect its patent portfolio. As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims.

9. CONSULTING AND OTHER AGREEMENTS

The Company has entered into no new consulting or other agreements during the six months ended June 30, 2014, other than amendments to existing agreements outlined below. The following agreements remained in force during the period:

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

Consulting Agreement with Del Mar Consulting Group, Inc and Alex Partners, LLC.

In November 2013, the Company entered into three-month extension amendments to the existing agreements with Del Mar Consulting, Inc. and Alex Partners, LLC under which 33,000 and 27,000 shares of Company Common Stock respectively were issued, valued at $66,000 and $54,000 respectively. These agreements expired at the end of February 2014.

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

Under the terms of the Placement Agent Agreement, the Company engaged GSS as its exclusive placement agent until the later of (i) 90 days from the date of execution of the Agreement or (ii) the end of the offering period of any securities financing undertaken by the Company in connection with the Placement Agent Agreement. Normal placement agents fees and expense reimbursement will be payable. Any offering will be undertaken on a “best efforts” basis and the proceeds would be used for working capital and general corporate purposes

Hayden IR, LLC. Investor Relations Agreement

In March 2014, the Company entered into a twelve (12) month investor relations advisory agreement, as amended (“Hayden Agreements”) in June 2014, with Hayden IR, LLC.  Under the terms of Hayden Agreements, Hayden receives $8,500 in cash per month and 36,000 shares of Common Stock; 18,000 issued in June 2014 and 18,000 to be issued on September 30, 2014.

10.  RELATED PARTY TRANSACTIONS

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

During January to June 2014, in accordance with the terms the Consulting Agreement, the Company issued 12,605 shares of Common Stock (valued at $30,000) to Fountainhead.

During June 2014 related party accrued interest due payments were made to: Fountainhead ($202,683); Peter Zachariou, a director of the Company ($69,198); and David Cantor, a director of the Company ($247).

There were no other related party transactions during the six months ended June 30, 2014 other than the payment or accrual of fees under the Fountainhead Consulting agreement described in Note 10 of the financial statements.

11.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued:

Share Issuance

During July and August 2014, the Company issued 2,016 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 570 and 1,141 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

Debt Extinguishment and conversion to Preferred

On August 5, 2014 Fountainhead, along with certain other related and non-related parties (together, the “Fountainhead Parties”), exchanged all their $2,355,587 of debt into an equivalent amount of preferred equity in the Company. This equity exchange will result in Vycor’s Shareholders’ Equity being increased by $2,355,587, equivalent to the current debt. Under the terms of the exchange, the Fountainhead Parties will receive $2,355,587 of Vycor Series D preferred shares (“Series D”) that will be convertible into Vycor Shares at a price of $2.15. The Series D will carry a dividend of 7% per annum, payable in cash or Series D at the Company’s option, rising to 12% payable in cash after two years. The Company is able to redeem the Series D at par at any time, at its sole option. The Fountainhead Parties will also receive 3-year warrants equivalent to 75% of the Vycor Shares received in the exchange on a converted basis, exercisable at $3.08. After three years, if the Series E has not then been redeemed or converted, the Fountainhead Parties will receive additional warrants equivalent to 50% of the shares then held, exercisable at the then market price.

Also on August 5, 2014, in a transaction not related to the exchange, Fountainhead entered into an agreement with the Company preventing it from selling any Vycor Shares currently held by Fountainhead below $4.50. In return, the Company agreed to extend the life of certain of Fountainhead’s existing warrants expiring in 2015 to the same 3-year term as the warrants being issued under the exchange.

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

1. Organizational History

The Company was formed as a limited liability company under the laws of the State of New York on June 17, 2005 as “Vycor Medical LLC”. On August 14, 2007, we converted into a Delaware corporation and changed our name to “Vycor Medical, Inc.”. The Company’s listing went effective on February 2009 and on November 29, 2010 Vycor completed the acquisition of substantially all of the assets of NovaVision, Inc. (“NovaVision”) and on January 4, 2012 Vycor, through its wholly-owned NovaVision subsidiary, completed the acquisition of all the shares of Sight Science Limited (“Sight Science”), a previous competitor to NovaVision.

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior neurosurgical and neurotherapeutic solutions and operates two distinct business units within the medical industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision develops non-invasive, computer-based light stimulation therapies for those suffering from vision loss resulting from neurological trauma.

Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 40 granted patents and a further 15 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

In addition to our existing products and products in development we actively seek acquisition, joint venture and in-licensing opportunities in the medical device field which we believe are complementary, can benefit from our existing infrastructure and will add shareholder value.

Vycor Medical

Introduction

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2003 compliant, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, full regulatory approvals in Australia, Canada, China, Korea and Japan and is seeking or has partial regulatory approvals in Brazil, India, Russia, Taiwan and Vietnam.

Vycor Medical’s Products

VBAS

To access a surgical site in the brain, a surgeon usually needs to remove part of the skull (craniotomy) and then make an entry incision in the outer protective brain tissue (corticotomy); the soft brain tissue is then parted (retracted) to access the targeted site. The current standard of care, the blade retractor, utilizes a metal blade retractor to pull the tissue apart; to maintain the opening the blades are attached to a head frame and parting tension is applied to the tissue. In a typical procedure somewhere more than 2 blades are used.

Many clinical studies have shown that retractors can cause excessive pressure on brain tissues, resulting in damage and a prolonged patient recovery. The incidence of contusions (tissue injuries) or infarctions (blockage of blood supply) from brain retraction is as great as 5-10% in cranial surgeries.

Vycor’s VBAS is a significant improvement over current technologies for accessing regions within the brain. A disposable product that can be used with both endoscopic and neuro-navigation systems (IGS), the VBAS includes an introducer and working channel. Available in multiple sizes, the current series consists of 12 disposable products, offered in four different port (working channel) diameters of 12mm, 17mm, 21mm, and 28 mm and a choice of three lengths: 3cm, 5cm, and 7cm. The surgeon makes a smaller corticotomy, inserts the clear, elliptical-shaped VBAS introducer through the brain tissue, removes the introducer and is left with a clear hollow working channel to provide access to the precise location desired for surgery.

VBAS’ clinical advantages are supported by a number of leading peer-reviewed articles (see Peer Review and Other Clinical Studies). Clinical benefits cited include: minimally invasive shape and less invasive procedure; resultant reduction of pressure on the brain; improved visual field; improved working channel; and more accurate target access. Management also believes, from anecdotal surgeon feedback, that although a disposable product VBAS offers potential cost savings from shorter operating theater time and reduced post-operative recovery time.

The Market For Vycor Medical’s VBAS Product

VBAS is used for craniotomy procedures. Based on statistics from the American Association of Neurological Surgeons (AANS), management estimates 700,000 such procedures were performed in the US in 2012. Of this, management believe approximately 200,000 (28 percent) are addressable by the VBAS range currently, with another 125,000 (total of 325,000 or 46 percent) addressable by an expanded future range. Management estimates, for the global market, there exists a current addressable market of approximately 1,000,000 procedures with another 600,000 addressable by an expanded VBAS range.

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

Sales and Marketing

Domestic

According to the American Board of Neorological Surgery (ABNS), there are approximately 3,500 neurosurgeons in the US, providing a well-defined target audience. Vycor Medical’s sales channels are to stocking regional distributors and direct to hospitals through independent representatives, all of whom have existing relationships with neurosurgeons and provide an experienced and efficient distribution infrastructure without the need for a large and costly dedicated Vycor regional sales team. The distributors and representatives are supported by Vycor Medical Sales, Marketing and Customer Service.

Vycor Medical has found that the learning curve is only 1-2 cases for surgeons, who like the simplicity of design and ease of use after trialing the product. However, Hospital Administration is required to approve the purchase of a new product and sometimes even a trial or evaluation of the product in the hospital by the neurosurgeon and this is one of the key barriers to the speed of adoption as this process can take several months.

International Sales

Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. Vycor Medical has regulatory approvals for VBAS in Australia, Canada, China, Europe (Class III), Korea and Japan and is seeking or has partial regulatory approvals in Russia, India, Vietnam and Taiwan with distribution agreements in place or being sought.

22

Peer Review and Other Clinical Studies

The publication of clinical papers in neurosurgery journals by surgeon-users of VBAS regarding their experiences with the products (peer review papers), and the publication of other clinical data, is important for the Company as it continues to evidence the clinical superiority of VBAS which in turn drives its adoption and accelerates the hospital approval process. During the last 3 years the following papers were published:

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

•

“3D Endoscope-Assisted Transcallosal Approach to the Third Ventricle Using a Minimally Invasive Tubular Retractor System – A Feasibility Study” by Alireza Shoakazemi, Alexander I. Evins, Philip E. Stieg, Antonio Bernardo Published in J Neurol Surg B 2014; 75 - A047. Weill Cornell Medical Center. Conclusion. Though some authors have advocated the benefits of retractorless microsurgical techniques in approaching the third ventricle, the use of routine retractors and their potential complications, in some cases, cannot be avoided. An increased incidence of cortical damage has been reported in a rat model, wherein retractors were held in place for more than 15 minutes at a pressure of 20 mmHg. We found the interhemispheric 3D endoscope-assisted trancallosal approach through tubular retractors to be feasible for the management of pathologies of the third ventricle.

•

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

Vycor Medical uses sub-contract manufacturers to manufacture, package, label and sterilize its products. Lacey Manufacturing Company of Bridgeport, Connecticut manufactures 6 of the VBAS 12 different sizes, is FDA-registered and meets ISO standards and certifications. C&J Industries, Meadville PA (“C&J”) manufactured the remaining 6 of the VBAS 12 different sizes. The sub-contract agreement with C&J formally expired in 2014; Vycor Medical holds sufficient inventory for its foreseeable needs and is in discussions with selected qualified sub-contract manufacturers to replace C&J.

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

Vycor Growth Strategy

Vycor Medical’s growth strategy is centered around:

1. Increasing U.S. market penetration through broader hospital coverage and targeted direct physician marketing.

Vycor Medical’s sales and marketing strategy is to penetrate a well defined target market of 3,500 neurosurgeons by trade shows, significantly increased direct marketing with VBAS samples and existing clinical data, and through its existing distributors which it is continually evaluating and upgrading as well as adding additional distributors in regions where it has little to no presence. In marketing to these hospitals and surgeons, Vycor Medical leads with those neurosurgical procedures where VBAS’ competitive advantages are most easily understood – deep seated tumors and other complicated deep procedures. The focus is both on adding new hospitals and expanding to additional surgeons in hospitals where VBAS is already approved and to expand usage to a broader range of procedures. Vycor Medical prioritizes its attention on teaching hospitals, which not only carry out more relevant procedures but also provide a natural way to drive adoption through the conversion of new surgeons.

2. Provision of more Clinical and Scientific Data supporting the products superiority over the current standard of care blade retractors and to demonstrate the products potential for cost savings.

Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption further and faster by demonstrating VBAS' superiority as a minimally invasive access system which helps VBAS move further up the hospital cost/benefit curve. To this end an animal comparative study is currently underway. This study is intended to demonstrate greater ease of access, faster surgery time and reduced tissue damage. The second area Vycor Medical will address is MRI compatibility. Increasingly, intra operative MRI is increasingly being used in neurosurgery, further playing to

 VBAS' competitive edge over the traditional non MRI-compatible metal blade retractor. Vycor Medical intends to commission a brief technical study so that VBAS can be formally certified as MRI compatible. Vycor Medical is also aware of two additional studies in peer-reviewed journals anticipated to be published during 2014 by the Weill Cornell Medical Center, and additional studies are also underway and should be published during 2014 and 2015.

3. International Market Growth

Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. In Europe, the Company currently only has a limited number of distributors and is only now turning its focus to this geographic region. VBAS has full regulatory approvals in Australia, Canada, China, Europe (EU – Class III), Korea and Japan and is seeking or has partial regulatory approvals in Brazil, India, Russia, Taiwan and Vietnam. Vycor Medical plans on focusing on the international markets and is actively pursuing new distribution agreements.

4. New Product Development

New Product Development is targeted at both driving the use of its existing VBAS product range through ancillaries that will facilitate the product’s use and through new product extensions to broaden VBAS applicability to procedures currently not addressed by the existing product line.

Vycor Medical has launched in the US a universal non-disposable extension arm to VBAS, as a result of surgeon feedback, which further increases the ease of use of its disposable VBAS product and, management believes, will augment VBAS adoption.

Vycor Medical has prototyped and is now implementing manufacturing of two new smaller VBAS devices that will facilitate endoscopic work within the ventricles including the placement of catheters, with particular relevance for the pediatric neurosurgical market. Vycor Medical developed this with a leading neurosurgeon and anticipates the product being available by the end of 2014.

Vycor Medical is also working on a new set of VBAS devices that will be targeted at being completely compatible with selected Image Guided Systems. Management strongly believes that the existing VBAS rigid structure lends itself well to being incorporated into the increasing trend of IGS surgery and anticipates having compatible devices finalized for production during the first part of 2015.

NovaVision, Inc.

Introduction

NovaVision provides non-invasive, computer-based vision solutions targeted at a substantial and largely un-addressed market of people who have lost their sight as a result of Stroke or Traumatic Brain Injury (neurological brain damage). NovaVision addresses a significant target market, estimated at approximately $2 billion in the U.S. and over $13 billion globally.

NovaVision has a family of therapies that both restore lost vision and address other neurologically-induced vision issues:

•

Restoration of vision: NovaVision’s VRT and Sight Science’s Neuro-Eye Therapy (NeET), aim to improve visual sensitivity. VRT delivers a series of light stimuli along the border of the patient’s visual field loss. These programmed light sequences stimulate the border zone between the “seeing” and “blind” visual fields, repetitively challenging the visual cortex in the border zone with multiple stimuli over the course of time. NeET targets deep within the blind area by repeated stimulation, allowing patients to detect objects within the blind field.

•

Compensation and Re-training: NeuroEyeCoach™ provides a complementary therapy to VRT and NeET, which re-trains ability of a patient to move their eyes, re-integrate left and right vision and to make the most of their remaining visual field.

NovaVision operates in the US through our wholly-owned subsidiary, NovaVision, Inc., in Germany through our wholly-owned subsidiary, NovaVision GmbH and in the UK through our wholly-owned subsidiary, Sight Science Limited.

NovaVision’s VRT is the only medical device aimed at the restoration of vision for neurologically induced vision loss which has FDA 510(k) clearance to be marketed in the U.S; VRT and NeET both have CE Marking for the EU and NeuroEyeCoach™ is registered in the US as a Class I 510(k) exempt device. NovaVision has 32 granted and 7 pending patents worldwide.

NovaVision’s Products

VRT and NeET

VRT and NeET are aimed at those suffering from vision loss resulting from neurological trauma such as stroke and traumatic brain injury (TBI). It is estimated that approximately 16% of these patients experience a visual field deficit, reducing mobility and other activities of daily living. NovaVision’s VRT and NeET target market is this subset of patients who have suffered a visual field deficit.

Both VRT and NeET work on the basis that repeated stimulation of the blind or transition areas by either bright patches of light (VRT) or the specific spatial patterns (NeET) which can lead to increases in sensitivity of the blind areas. Patients progress after VRT appears to be initiated at the blind and sighted borders whereas NeET results in changes deep within the blind field. Both therapies are able to demonstrate improvements in both visual sensitivity and activities of daily living. The Company believes that these therapies are complementary.

VRT and NeET are patient-specific diagnostic and therapeutic platforms with extensive clinical data supporting their ability to increase a patient’s visual field. The diagnostic algorithm first maps the visual field and defines the areas of defect in patients suffering vision loss. The therapeutic algorithm is then specifically designed for each patient based upon the results of the diagnostic program and it repetitively challenges the visual cortex with thousands of stimuli over the course of time. The therapies are delivered through a computer device in the patient’s home and are generally performed over a four to six month period, twice a day for approximately an hour total, six days a week.

With VRT therapy, the patient first focuses on a fixation point on a display screen. Then, a series of light stimuli are presented along the border of the patient’s visual field loss. These programmed light sequences stimulate the border zone between the “seeing” and “blind” visual fields, repetitively challenging the visual cortex in the border zone with thousands of stimuli over the course of time. With NeET, the patient responds to the images that appear on the screen, initially in the border area of the patient’s visual field loss and over time deeper within the damaged field of vision.

Vycor acquired NovaVision at the end of 2010. While its VRT was clinically supported to be effective, was underpinned by 15 years of clinical research and 20 studies evidencing that 70% of patients benefited from the therapy further development was required in order: to ensure that all patients received benefit; to make it cost effective and affordable; and to make it scalable. As not all patients benefit from VRT, management concluded that a new complementary eye training therapy should be introduced into the NovaVision therapy suite to provide broader benefits to patients than the delivery of VRT on its own, and has recently soft-launched NeuroEyeCoach™ in the U.S.

NeuroEyeCoach™

NovaVision’s recently soft-launched NeuroEyeCoach™ in the U.S. This is also a computer based program providing eye-movement training to those who have suffered a visual field loss as a result of neurological.

The program is supported by more than four decades of scientific findings and was developed as collaboration between NovaVision and Josef Zihl, a NovaVision Scientific Advisor who is a world thought leader in saccadic training and the pioneer of this computer based training technique. The program is designed to result in a meaningful improvement in the patients visual search performance resulting in improvements in their navigation and object finding skills. Given that NeuroEyeCoach™ addresses the patients difficulty with their eye movements and their ability to integrate visual information while VRT and NeET focuses on the restoration of lost vision the two therapy types are highly complementary.

NeuroEyeCoach™ is delivered to patients’ computers in their homes and also provided as a clinic-based version to enable healthcare professionals to provide the therapy to patients under supervision. NovaVision has commenced marketing NeuroEyeCoach™ as a standalone therapy; in addition to benefitting patients in VRT’s target market, those suffering non-permanent defects or those otherwise unsuited to VRT can benefit from NeuroEyeCoach™. Upon completion of the VRT web based development it will be marketed with NeuroEyeCoach™ in one therapy suite providing broad benefits to all patients.

The Market For NovaVision’s Therapies

The market for NovaVision’s therapies comprises those suffering from vision loss resulting from neurological trauma such as Stroke and Traumatic Brain Injury (TBI). The U.S. Centers for Disease Control (CDC) estimates there are 8 million Americans who have previously had a stroke incident, with 740,000 additional cases occurring annually. Additionally, approximately 5.3 million Americans live with long-term effects of a TBI. Based on published reports of industry specialists, A. Pambakian and C. Kennard, it is estimated that approximately 30% experience some visual impediment and 16% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. The target market for NeET and VRT is this 16% subset of patients who have suffered a permanent visual field deficit. Management estimates that the addressable target market is approximately 1.5 million people in the US, approximately 1.4 million people in Europe and approximately 6.4 million people throughout the rest of the world. The market potential is further increased by the introduction of NeuroEyeCoach™ which addresses all 30% of patients who experience visual impediments and therefore adds an additional 3.6m people in the US and Europe and 8m in the rest of the world.

Competition

NovaVision provides restitution or restoration therapies (with VRT and NeET) and compensation or saccadic therapies (with NeuroEyeCoach™) for those suffering neurologically-induced vision loss. The other therapy type for this condition is substitution (optical aids such as prisms) and is not considered by NovaVision as competition.

In restitution, competition has been reduced through NovaVision’s acquisition of Sight Science and really only leaves two small companies, Teltra and Visiontrainer in Germany. Within compensation, competitors include RevitalVision, PositScience, Rehacom and NVT Systems.

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

•

Elapsed time since injury does not seem to impact VRT and NeET therapies success. Therefore, a large historical backlog of patients can potentially be treated (Romano JG, Schulz P, Kenkel S, Todd DP (2008)).

•	Improvements are permanent and do not appear to be age or gender dependent.
•	Age at the onset of the injury is not a critical factor, allowing access to the therapy by both young and older adults with brain injuries (Romano JG, Schulz P, Kenkel S, Todd DP (2008)).

NeuroEyeCoach

The PC-based treatment approach was originally developed by Prof. Zihl (1988, 1990) and has since been used with various modifications in 14 studies on a total of 591 patients with homonymous visual field loss and persistent visual disabilities.

The main outcome is a significant improvement in visual search performance accompanied by more efficient oculomotor strategies, and a reduction in visual disability as assessed with standardized questionnaires and behavioral measures. The efficacy of this treatment approach for the improvement of visual overview and visual exploration is superior to practice with reading (Schuett et al., 2012), non-specific visual training (Roth et al., 2009), standard occupational therapy (Mödden et al., 2012) or counseling with regards to coping strategies (Zihl, 2011). Importantly, time since brain injury (Zihl, 2011) and age of hemianopic patients (Schuett & Zihl, 2012) do not play a significant role for the treatment effect. In conclusion, there is convincing scientific empirical evidence for the efficacy of the visual search treatment method. It is important to note, that visual field borders did not change after the treatment, indicating that visual search training represents a compensatory technique and not a restorative approach.

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 32 granted and 8 pending patents (including Sight Science).

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

NovaVision’s Growth Strategy

Prior to Vycor’s acquisition in late 2010, NovaVision previous management had already invested more than $50 million largely on developing the business’s core VRT therapy, gaining significant patent protection and validating the therapy through significant clinical research.

While its VRT was clinically supported to be effective, being underpinned by 15 years of clinical research and 20 studies evidencing that 70% of patients benefited from the therapy, further development was required in order to: ensure that all patients received a benefit; to make it cost effective and affordable; and to make it scalable.

Following the acquisition, Vycor put in place a world class Scientific Advisory Board and acquired Sight Science in the UK, NovaVision’s only sizeable competitor, thereby also gaining a highly regarded Chief Scientific Officer. Leveraging this scientific team, NovaVision’s strategy is centered around driving the adoption of its therapies, through:

1. Reduced Cost and Greater scalability; enabled by a completely new therapy delivery mechanism moving away from hardware based to an asset light software solution allowing significant cost savings, which will be passed onto the patients. This different delivery mechanism and significant business process streamlining of currently largely manual tasks will enable NovaVision to provide an affordable and much more scalable therapy and thus be in a position to service a much larger number of patients.

2. Introduction of a new therapy module into the NovaVision’s overall visual rehabilitation therapy regime that will provide additional functional benefits to patients who undergo the regime. This new therapy program, NeuroEyeCoach™, is a saccadic training program which is highly complementary to VRT and will ensure that patients will receive greater benefit from the overall NovaVision therapy regime. NeuroEyeCoach™ is internet-delivered and is targeted at the same patients as VRT. Stroke patients, in addition to losing their sight, typically also have difficulty moving their eyes and integrating visual information. These conditions lead patients to need specific re-training to make effective use of their eyes and get the most out of their remaining vision. NeuroEyeCoach™ will be sold as a standalone therapy; in addition to benefitting VRT patients, those suffering non-permanent defects or those otherwise unsuited to VRT can benefit from NeuroEyeCoach™. Upon completion of the VRT web based development it will be marketed with NeuroEyeCoach™ in one therapy suite providing broader benefit to patients.

3. New Potential Licensing model targeted at Rehabilitation Centers. Management is also in the advanced stages of exploring a licensing model under which NovaVision would license a diagnostic-only VRT device to a rehabilitation center for a monthly fee. The center, be it in-patient or out-patient, would be able to efficiently screen its patients on their own for visual field deficits. NovaVision would receive licensing fees and benefit from incremental patient flow from center referrals.

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

Employees

We currently have 17 employees.

Website.  The Company operates websites at at www.vycormedical.com, www.vycorvbas.com, www.novavision.com, www.novavisionvrt.com, www.sightscience.com and www.neuroeyecoach.com.

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

Revenue and Gross Margin:

	2014	2013	% Change
Revenue:
Vycor Medical	$203,191	$146,358	39%
NovaVision	95,349	88,596	8%
Total Revenue	$298,540	$234,954	27%

Gross Profit
Vycor Medical	$177,717	$135,152	31%
NovaVision	85,056	71,908	18%
Total Gross Profit	$262,773	$207,060	27%

Vycor Medical recorded revenue of $203,191 from the sale of its products for the three months ended June 30, 2014, an increase of $56,833 over the same period in 2013, reflecting increased activity in the US and internationally. Gross margin of 87% compared to 92%, was achieved in 2014 for the same period in 2013. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower.

NovaVision recorded revenues of $95,349 for the three months ended June 30, 2014, a increase of $6,754 over the same period in 2013, and gross margin of 89%, compared to 88% for the same period in 2013.

Research and Development Expense:

Research and development (“R&D”) expenses were $37,395 for the three months ended June 30, 2014, as compared to $21,285 for the same period in 2013. The expense increase is mostly due to costs related to developing the compatibility of its current VBAS range with Image Guided Systems. Capitalized software development costs for the three months ended June 30, 2014 and 2013 were $25,405 and $0, respectively. During the period the Company’s VRT 7.0 program completed the preliminary project stage, following which there was a capitalization of $17,028 of software development costs. Additional costs of $8,377 were capitalized for the Company’s NeuroEyeCoach program retail/physician model in the three month period ended June 2014.

General and Administrative Expenses:

General and administrative expenses increased by $123,878 to $829,989 for the three months ended June 30, 2014 from $706,111 for the same period in 2013. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2014 was $91,073, an increase of $5,134 over $85,939 in 2013. Also included within General and Administrative Expenses are Sales Commissions, which increased by $30,933 to $58,789. The remaining General and Administrative expenses increased by $87,811 from $592,316 to $680,127 of which the Offering costs comprised $137,163 for the three month period ending June 2014.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Offering costs	$137,163	$—
Investor relations and road show costs	4,841	(44,116)
Board, financial and scientific advisory	(93,995)	49,250
Payroll	31,144	—
Legal, professional and other consulting	198	—
Sales, marketing and travel	4,906	—
Other	3,554	—
Total change	$87,811	$5,134

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended June 30, 2014 increased by $802 to $33,613 from $32,811 for 2013. Other Interest expense for 2014 decreased by $1,801 to $12,327 from $14,128 for 2013.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Revenue and Gross Margin:

	2014	2013	% Change
Revenue:
Vycor Medical	$466,902	$277,024	69%
NovaVision	189,760	189,604	0%
Total Revenue	$656,662	$466,628	41%

Gross Profit
Vycor Medical	$411,125	$251,431	64%
NovaVision	166,813	157,285	6%
Total Gross Profit	$577,938	$408,716	41%

Vycor Medical recorded revenue of $466,902 from the sale of its products for the six months ended June 30, 2014, an increase of $189,878, over the same period in 2013, reflecting increased activity in the US and internationally. Gross margin of 88% was achieved in 2014 compared to 91% in the same period in 2013. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower.

NovaVision recorded revenues of $189,760 for the six months ended June 30, 2014, an increase of $156 over the same period in 2013, and gross margin of 88%, compared to 83% for the same period in 2013.

Research and Development Expense:

Research and development (“R&D”) expenses were $52,751 for the six months ended June 30, 2014, as compared to $52,635 for the same period in 2013. Capitalized software development costs for the six months ended June 30, 2014 and 2013 were $55,309 and $0, respectively. During the period the Company’s VRT 7.0 program completed the preliminary project stage, following which there was a capitalization of $25,199 of software development costs. Costs of $29,840 were capitalized for the Company’s NeuroEyeCoach program during the period.

General and Administrative Expenses:

General and administrative expenses increased by $638,471 to $2,028,240 for the six months ended June 30, 2014 from $1,389,769 for the same period in 2013. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2014 was $259,727, an increase of $85,663 over $174,064 in 2013. Also included within General and Administrative Expenses are Sales Commissions, which increased by $49,652 to $105,173. The remaining General and Administrative expenses increased by $503,156 from $1,160,184 to $1,663,340, of which the Offering costs comprised $581,702.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Offering costs	$581,702	$—
Investor relations and road show costs	20,325	(17,422)
Board, financial and scientific advisory	(240,162)	103,085
Legal, professional and other consulting	54,717	—
Sales, marketing and travel	15,648	—
Payroll	47,404	—
Other	23,522	—
Total change	$503,156	$85,663

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the six months ended June 30, 2014 increased by $5,664 to $67,442 from $61,778 for 2013. Other Interest expense for 2014 decreased by $1,433 to $26,621 from $28,054 for 2013.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013	$ Change
Cash	$2,840,052	$31,303	$2,808,749
Accounts receivable, inventory and other current assets	$614,726	$627,649	$(12,923)
Total current liabilities	$(950,302)	$(5,430,493)	$4,480,191
Working capital/(deficit), excluding derivative liability	$2,541,628	$(4,771,541)	$7,313,169
Cash provided by financing activities	$4,715,290	$1,089,071	$3,626,219

In January to April 2014 the Company held five separate closings (the “Closings”) of the sale of $4,070,140 in Units (the “Units”) comprising shares of common stock (“Common Stock”) and Series A and Series B Warrants (collectively, the “Warrants”) to accredited investors (the “Investors”) in a continuing offering (the “ Offering”) which allowed for maximum proceeds of $5,000,000. These Closings raised net proceeds, after expenses, of $4,472,841. As of June 30, 2014 we had $2,840,052 cash, working capital of $2,541,628 (before taking into account the derivative  liability of $37,152) and an accumulated deficit of $19,103,451. Total Stockholders’ equity at June 30, 2014 was $1,486,789.  Total current debt at June 2014, included in working capital above, was $311,445. Long term debt at June 2014 was $2,355,587.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At June 30, 2014 and December 31, 2013 patient deposits amounted to $30,144 and $25,467, respectively, and are reserved against in Other Current Liabilities

Property and equipment

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

Inventory

Inventories are stated at average cost, determined by using the weighted average cost method, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

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

The Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and our CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports its files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and its CFO, as appropriate, to allow timely decisions regarding required disclosure (see (b)).

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 8, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Offering

On January 2, January 31, February 28, March 31, and April 25, 2014 the Company completed five separate closings (the “Closings” of an offering (the “Offering”) of Units comprising shares of common stock (“Common Stock”) (collectively, the “Shares” and individually, a “Share”) and Series A and Series B Warrants (collectively, the “Warrants”) (collectively, the “Units”) to accredited investors (the “Investors”) in a private placement. The Closings comprised the sale of an aggregate of $5,000,000 in the Units), which were issued pursuant to five separate Securities Purchase Agreements between the Company and the Investors in each of the four Closings.  In the aggregate, the Company issued 2,777,808 shares of Common Stock, Series A Warrants to purchase an aggregate of 1,388,919 shares of Common Stock and Series B Warrants to purchase an aggregate of 1,388,919 shares of Common Stock.

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

Under the terms of the Placement Agent agreement with Garden State Securities, Inc. (“GSS”) (see Note 10), the Company issued an aggregate of 402,033 Placement Agent Warrants, on almost identical terms to the Series A Warrants.

Other Equity Transactions

During January to June 2014, the Company issued: 4,516 shares of Common Stock (valued at $10,000) to Steven Girgenti, 4,238 shares of Common Stock (valued at $10,000) to Oscar Bronsther and 3,734 shares of Common Stock (valued at $8,750) to Lowell Rush in consideration for services provided to the Board of Directors; and 1,437 shares of Common Stock (valued at $3,125) to Alvaro Pasual-Leone, 2,873 shares of Common Stock (valued at $6,250) to Josef Zihl and 1,324 shares of Common Stock (valued at $3,125) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During January to June 2014, in accordance with the terms the Consulting Agreement, the Company issued 12,605 shares of Common Stock (valued at $30,000) to Fountainhead.

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

During June 2014, in accordance with the terms of an investor relations advisory agreement, the Company issued 18,000 shares of Common Stock (valued at $43,020) to Hayden IR, LLC.

During July and August 2014, the Company issued 2,016 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 570 and 1,141 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent events

The Company evaluated subsequent events through the date the financial statements were issued:

Share Issuance

During July and August 2014, the Company issued 2,016 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 570 and 1,141 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

Debt Extinguishment and conversion to Preferred

On August 5, 2014 Fountainhead, along with certain other related and non-related parties (together, the “Fountainhead Parties”), exchanged all their $2,355,587 of debt into an equivalent amount of preferred equity in the Company. This equity exchange will result in Vycor’s Shareholders’ Equity being increased by $2,355,587, equivalent to the current debt. Under the terms of the exchange, the Fountainhead Parties will receive $2,355,587 of Vycor Series D preferred shares (“Series D”) that will be convertible into Vycor Shares at a price of $2.15. The Series D will carry a dividend of 7% per annum, payable in cash or Series D at the Company’s option, rising to 12% payable in cash after two years. The Company is able to redeem the Series D at par at any time, at its sole option. The Fountainhead Parties will also receive 3-year warrants equivalent to 75% of the Vycor Shares received in the exchange on a converted basis, exercisable at $3.08. After three years, if the Series D has not then been redeemed or converted, the Fountainhead Parties will receive additional warrants equivalent to 50% of the shares then held, exercisable at the then market price.

Also on August 5, 2014, in a transaction not related to the exchange, Fountainhead entered into an agreement with the Company preventing it from selling any Vycor Shares currently held by Fountainhead below $4.50. In return, the Company agreed to extend the life of certain of Fountainhead’s existing warrants expiring in 2015 to the same 3-year term as the warrants being issued under the exchange.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2014.

VYCOR MEDICAL, INC.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
President and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)