Form 10-Q
period 2014-09-30
VYCOR MEDICAL INC
filed 2014-11-12
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended                     September 30, 2014

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

There were 10,861,053 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 10, 2014.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS

Current Assets
Cash	$2,447,147	$31,303
Trade accounts receivable, net of allowance for doubtful accounts of $6,152 and $6,474	151,899	212,660
Inventory	261,549	206,926
Prepaid expenses and other current assets	295,676	208,063
Total Current Assets	3,156,271	658,952

Fixed assets, net of accumulated depreciation of $1,010,225 and $830,291	623,006	706,197

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization of $434,459 and $328,319	358,532	444,095
Website, net of accumulated amortization of $19,309 and $17,228	13,441	1,680
Security deposits	53,169	53,169
Total Intangible and Other assets	676,299	750,101

TOTAL ASSETS	$4,455,576	$2,115,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$145,696	$254,024
Accrued interest: Related Party	46,542	238,299
Accrued interest: Other	30,783	147,985
Accrued liabilities	352,755	1,776,867
Other current liabilities	67,130	61,576
Derivative liability	28,820	—
Notes payable: Related Party	—	2,373,556
Notes payable: Other	352,997	578,186
TOTAL CURRENT AND TOTAL LIABILITIES	1,024,723	5,430,493

STOCKHOLDERS’ EQUITY ( DEFICIENCY)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 235,560 and 16.2 issued and outstanding as at September 30, 2014 and December 31, 2013 respectively	$24	$1
Common Stock, $0.0001 par value, 25,000,000 shares authorized, 10,851,263 and 6,757,225 shares issued and outstanding at September 30, 2014 and December 31, 2013 respectively	1,085	675
Additional Paid-in Capital	23,846,183	13,762,689
Treasury Stock (103,334 shares of Common Stock as of September 30, 2014 and December 31, 2013 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(20,443,931)	(17,032,405)
Accumulated Other Comprehensive Income	28,525	(45,170)

Total Stockholders’ Equity (Deficiency)	3,430,853	(3,315,243)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$4,455,576	$2,115,250

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Revenue	$334,339	$321,630	$991,001	$788,258

Cost of Goods Sold	47,340	41,806	125,980	99,718

Gross Profit	286,999	279,824	865,021	688,540

Operating expenses:
Research and development	6,933	—	59,684	52,635
Depreciation and Amortization	93,860	90,561	286,955	266,106
General and administrative	623,993	673,464	2,652,393	2,063,232

Total Operating expenses	724,786	764,025	2,999,032	2,381,973

Operating loss	(437,787)	(484,201)	(2,134,011)	(1,693,433)

Other expense
Interest expense – Related Party	(13,706)	(34,081)	(80,093)	(95,859)
Interest expense - Other	(11,169)	(14,492)	(38,844)	(42,546)
Loss on extinguishment of debt	(682,039)	—	(682,039)	—
Loss on extension of warrants	(146,488)	—	(146,488)	—
Change in fair value derivative liability	8,332	—	(261,661)	—
Total Other expense	(845,070)	(48,573)	(1,209,125)	(138,405)

Net Loss	$(1,282,857)	$(532,774)	$(3,343,136)	$(1,831,838)

Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(62,273)	25,865	(68,390)	14,431

Net Comprehensive Loss
	$(1,345,130)	$(506,909)	$(3,411,526)	$(1,817,407)
Loss Per Share
Basic and diluted	$(0.12)	$(0.08)	$(0.33)	$(0.29)

Weighted Average Number of Shares Outstanding	10,735,884	6,481,138	10,106,903	6,231,218

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,343,136)	$(1,831,838)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization expense	107,833	97,553
Depreciation expense	190,057	188,602
Share based compensation expense	319,051	316,003
Change in fair value of derivative liability	261,661	—
Loss on extinguishment of debt	682,039	—
Loss on extension of warrants	146,488	—

Changes in assets and liabilities:
Accounts receivable	60,761	(129,920)
Inventory	(54,623)	36,457
Prepaid expenses	(166,576)	27,718
Accounts payable	(108,189)	169,283
Accrued interest: Related Party	(206,244)	95,859
Accrued interest: Other	(102,715)	42,461
Accrued liabilities	3,743	346,094
Other current liabilities	5,554	(12,281)

Cash used in operating activities	$(2,204,296)	(654,009)
Cash flows used in investing activities:
Purchase of fixed assets	(107,648)	(88,813)
Acquisition of subsidiary	—	(163,201)
Website costs	(13,842)	—
Patent costs	(20,191)	(68,747)
Cash used in investing activities	(141,681)	(320,761)
Cash flows from financing activities:
Proceeds from issuance of Common Stock	5,000,000	332,832
Proceeds from issuance of Notes Payable: Related Party	—	550,744
Proceeds from issuance of Notes Payable: Other	81,913	87,044
Repayment of Notes Payable: Related Party	(126,519)	—
Repayment of Notes Payable: Other	(198,551)	(53,035)
Cash provided by financing activities	4,756,843	917,585
Effect of exchange rate changes on cash	4,978	(1,692)
Net increase (decrease) in cash	2,415,844	(58,877)
Cash at beginning of period	31,303	59,821
Cash at end of period	$2,447,147	$944

Supplemental Disclosures of Cash Flow information:
Interest paid:	$430,208	$88

Non-Cash Transactions:

Common stock issued on conversion of Preferred C shares		$1,100,000

Acquisition of subsidiary: Deferred consideration payable	—	$161,530
Foreign exchange difference on deferred consideration		1,671
		$163,201

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

The condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years once the software has been brought into service. Capitalized software development costs for the nine months ended September 30, 2014 and 2013 were $100,487 and $0, respectively. During the period the Company’s VRT 7.0 program completed the preliminary project stage, following which there was a capitalization of $56,434 of software development costs. Additional costs of $21,463 were capitalized for the Company’s NeuroEyeCoach program (prior to being brought into service in March 2014 with a total capitalized value of $119,106), and $22,590 for a NeuroEyeCoach retail/physician model.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	September 30,	September 30,
	2014	2013
Stock options outstanding	5,557	5,557
Warrants to purchase common stock	5,911,715	1,413,491
Debentures convertible into common stock	171,138	368,726
Preferred shares convertible into common stock	1,110,438	239,265
Total	7,198,848	2,027,039

3.

NOTES PAYABLE

Related Party Notes Payable

As of September 30, 2014 and December 31, 2013 Related Party Notes Payable consists of:

	September 30, 2014	December 31, 2013

On December 29, 2009 and February 3, 2010, the Company issued convertible debentures in the amount of $371,362 and $70,000, respectively, payable to Fountainhead Capital Management (“Fountainhead”), the beneficial owner of more than 50% of the Company’s common stock. These debentures accrue interest at a rate of 6% per annum. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $1.88 per share, subject to adjustment, and does not require bifurcation. These debentures were originally due August 31, 2010 and the due date was extended to January 2, 2017, subject to certain early repayment provisions. On August 5, 2014 the holder exchanged the note into Series D Convertible Preferred Stock of Vycor, see below.

	—	441,362

On March 31, 2010 and October 14, 2010, the Company issued convertible debentures payable to Fountainhead in the amount of $85,000 and $90,000, respectively. These debentures accrue interest at a rate of 6%. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $2.63 per share, subject to adjustment and does not require bifurcation. The debentures were originally due August 31, 2011, and the due date was extended to January 2, 2017, subject to certain early repayment provisions. On August 5, 2014 the holder exchanged the note into Series D Convertible Preferred Stock of Vycor, see below.

	—	175,000

On October 26, 2010 and November 15, 2010, the Company issued debentures payable to Fountainhead in the amount of $77,500 and $322,500, respectively. These debentures accrue interest at a rate of 6% per annum. These debentures were originally due August 31, 2011 and the due date was extended to January 2, 2017, subject to certain early repayment provisions. On August 5, 2014 the holder exchanged the note into Series D Convertible Preferred Stock of Vycor, see below	—	400,000

On November 15, 2010, the Company issued a convertible debenture in the amount of $350,000 payable to Peter Zachariou, a Director of the Company. This debenture accrues interest rate of 6% per annum. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $2.85 per share, subject to adjustment and does not require bifurcation. On December 20, 2010, the Company repaid $50,000 of this debenture and removed the convertible rights. The debentures were originally due December 31, 2012 and the due date was extended to January 2, 2017, subject to certain early repayment provisions. On August 5, 2014 the holder exchanged the note into Series D Convertible Preferred Stock of Vycor, see below.

	—	300,000

In the period July to December 2012 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $300,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date was extended to January 2, 2017, subject to certain early repayment provisions. On August 5, 2014 the holder exchanged the note into Series D Convertible Preferred Stock of Vycor, see below.	—	300,900

In the period August to December 2012 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $115,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date was extended to January 2, 2017, subject to certain early repayment provisions. On August 5, 2014 the holder exchanged the note into series D convertible preferred stock of Vycor, see below.	—	115,550

In the period January to September 2013 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $325,744. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date was extended to January 2, 2017, subject to certain early repayment provisions. On August 5, 2014 the holder exchanged the note into Series D Convertible Preferred Stock of Vycor, see below.	—	324,225

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to Fountainhead in the aggregate amount of $91,519. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. These notes were repaid in January and February 2014.	—	91,519

In the period January to September 2013 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $210,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date was extended to January 2, 2017, subject to certain early repayment provisions. On August 5, 2014 the holder exchanged the note into Series D Convertible Preferred Stock of Vycor, see below.	—	190,000

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to Peter Zachariou in the aggregate amount of $20,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. This note was repaid in February 2014.	—	20,000

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to David Cantor, in the aggregate amount of $15,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. This note was repaid in February 2014.	—	15,000

Total Related Party Notes Payable:	—	$2,373,556

Other Notes Payable

As of September 30, 2014 and December 31, 2013 Other Notes Payable consists of:

	September 30, 2014	December 31, 2013

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

	300,000	300,000

In the period August to December 2012 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $98,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date for this note was extended to January 2, 2017, subject to certain early repayment provisions. On August 5, 2014 the holder exchanged the note into Series D Convertible Preferred Stock of Vycor, see below.	—	98,550

In September 2012 the Company issued short term, unsecured notes payable to Osbaldo Trading Limited in the amount of $42,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. This note was repaid in June 2014.	—	42,900

In the period September to September 2013 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $10,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date for this note was extended to January 2, 2017, subject to certain early repayment provisions. On August 5, 2014 the holder exchanged the note into Series D Convertible Preferred Stock of Vycor, see below.	—	10,000

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $3,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. These notes were repaid in February 2014.	—	3,000

On October 22, 2013 the Company issued a term note for $100,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due November 30, 2013. This note was repaid in January 2014.	—	100,000

Insurance policy finance agreements. During the nine months ended September 30, 2014 the Company received proceeds from Insurance policy finance agreements of $81,913 and made repayments of $52,652	52,997	23,736

Total Other Notes Payable:	$352,997	$578,186

On August 5, 2014, the Company entered into a series of agreements with Fountainhead, along with certain other related and non-related parties (together, the “Fountainhead Parties”), to exchange all of the parties’ $2,355,587 of debt into Company Series D Convertible Preferred (“Series D”) shares of an equivalent value that are convertible into Company Common Shares at a price of $2.15. The Fountainhead Parties also received a number of warrants equivalent to 75% of the Company Common Shares issuable on conversion of the Series D, exercisable at $3.08 per share for a period of three (3) years from the date of issuance. Under Applicable Accounting Guidance ASC 405 and 470, the exchange is accounted for as an extinguishment of debt. The Company is required to compare the carrying value of the securities being extinguished with the fair value of the securities being issued in exchange. The fair values of the securities issued were determined using a variety of techniques including Black-Scholes at an aggregate of $3,037,626. The securities issued in exchange were recorded on the balance sheet at this aggregate fair value and the difference of $682,039 between fair value of the new securities and the carrying value of the extinguished securities was recognized in the income statement as a loss on extinguishment of debt.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Revenue:
Vycor Medical	$243,841	$225,823	$710,743	$502,847
NovaVision	90,498	95,807	280,258	285,411
Total Revenue	$334,339	$321,630	$991,001	$788,258
Gross Profit:
Vycor Medical	$207,827	$197,873	$618,952	$449,304
NovaVision	79,172	81,951	246,069	239,236
Total Gross Profit	$286,999	$279,824	$865,021	$688,540

	September 30, 2014	December 31, 2013
Total Assets:
Vycor Medical	$3,236,376	$799,120
NovaVision	1,219,200	1,316,130
Total Assets	$4,455,576	$2,115,250

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Revenue:
United States	$288,063	$257,123	$819,699	$671,430
Europe	46,276	64,507	171,302	170,828
Total Revenue	$334,339	$321,630	$991,001	$788,258
Gross Profit:
United States	$246,755	$221,541	$712,572	$538,869
Europe	40,244	58,283	152,449	149,671
Total Gross Profit	$286,999	$279,824	$865,021	$688,540

	September 30, 2014	December 31, 2013
Total Assets:
United States	$3,993,530	$1,604,142
Europe	462,046	511,108
Total Assets	$4,455,576	$2,115,250

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

During January to September 2014, the Company issued: 6,532 shares of Common Stock (valued at $15,000) to Steven Girgenti, 6,222 shares of Common Stock (valued at $15,000) to Oscar Bronsther and 5,718 shares of Common Stock (valued at $13,750) to Lowell Rush in consideration for services provided to the Board of Directors; and 2,007 shares of Common Stock (valued at $4,688) to Alvaro Pasual-Leone, 4,014 shares of Common Stock (valued at $9,375) to Josef Zihl and 1,944 shares of Common Stock (valued at $4,688) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During January to September 2014, in accordance with the terms the Consulting Agreement, the Company issued 18,988 shares of Common Stock (valued at $45,000) to Fountainhead.

During January 2014, the Company issued 3,000 and 2,000 shares of Common Stock (valued at $5,400 and $3,600) to Del Mar Consulting Group, LLC and Alex Partners respectively under the terms of their advisory amendment agreements.

On March 11, 2014 the Company entered into an Amendment Agreement with GSS. Under the Amendment Agreement, the Company agreed to issue 30,000 shares of Common Stock (valued at $66,000) on the date of the Amendment Agreement in respect of the period January to September 2014, rather than 7,500 shares per month under the original agreement.

During March 2014, in accordance with the terms of an investor relations advisory agreement, the Company issued 2,500 shares of Common Stock (valued at $4,700) to J and M Group, LLC.

During June 2014, in accordance with the terms of an investor relations advisory agreement, the Company issued 18,000 shares of Common Stock (valued at $43,020) to Hayden IR, LLC.

In August 2014, Fountainhead entered into an agreement with the Company preventing it from selling any Vycor Shares currently held by Fountainhead below $4.50. In return, the Company agreed to extend the life of certain of Fountainhead’s existing warrants expiring in 2015 to the same 3-year term as the warrants issued under the exchange of Fountainhead debt into Company Preferred Shares (see Note 3). The fair value of the extended terms was determined, using Black-Scholes, and recorded on the balance sheet, and the difference between fair value of the extended terms and of the existing terms of $146,488 was recognized in the income statement as loss on extension of warrants.

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an empoyee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis. No employee stock options were granted for the three- and nine-month periods ended September 30, 2014 and 2013.

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

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan. As of September 30, 2014 there were no awards of any stock appreciation rights.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2012	1,749,874	$3.03

Granted	—	—
Exercised	(341,941)	1.49

Cancelled or expired	(3,334)	10.50

Outstanding at December 31, 2013	1,404,599	$3.39

Granted	5,226,120	2.61
Exercised	—	—
Cancelled or expired	(719,004)	4.46

Outstanding at September 30, 2014	5,911,715	$2.57

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2012	5,557	$20.25

Granted	—	—
Exercised	—	—
Cancelled or expired	—	—

Outstanding at December 31, 2013	5,557	$20.25

Granted	—	—
Exercised	—	—
Cancelled or expired	—	—

Outstanding at September 30, 2014	5,557	$20.25

As of September 30, 2014, the weighted-average remaining contractual life of outstanding warrants and options is 2.33 and 3.63 years, respectively.

Non-Employee Stock Compensation

During the nine months ended September 30, 2014, the Company issued an aggregate of 6,532 shares of Common Stock (valued at $15,000) to Steven Girgenti, 6,222 shares of Common Stock (valued at $15,000) to Oscar Bronsther and 5,718 shares of Common Stock (valued at $13,750) to Lowell Rush for services rendered to the board of directors. For the nine months ended September 30, 2014, a total of $43,750 was recognized as share-based compensation for the issuance of these shares.

During nine months ended September 30, 2014 the Company issued an aggregate of 2,007, 1,944 and 1,944 shares of common stock, respectively, valued at $4,688, to each of Alvaro Pascual-Leone, Jason Barton and Jose Romano and 4,014 shares of common stock valued at $9,375 to Josef Zihl for services rendered to the Scientific Advisory Board of NovaVision. For the nine months ended September 30, 2014, an aggregate of $23,438 was recognized as share-based compensation for the issuance of these shares.

In November 2013, the Company entered into three-month extension amendments to the existing agreements with Del Mar Consulting, Inc. and Alex Partners, LLC under which 33,000 and 27,000 shares of Company Common Stock respectively were issued, valued at $66,000 and $54,000 respectively. The value of these shares was amortized over the period of the agreement, and for the nine months ended September 30, 2014 stock compensation of $78,620 was recognized as share-based compensation in connection with these agreements. Under the extension agreement, the Company has the option to pay all or part of the monthly fees in cash and for January 2014 3,000 shares valued at $5,400 were issued to Del Mar and 2,000 shares valued at $3,600 were issued to Alex Partners.

On July 2, 2013, the Company entered into an advisory agreement, amended March 11, 2014 with Garden State Securities, Inc. (“GSS”) to provide certain financial advisory services to the Company. Under the terms of the advisory agreement, the Company issued 30,000 restricted shares of Company Common Stock to GSS in March 2014 valued at $66,000, which is being amortized over the six months from January 1, 2014, being the remaining term of the agreement. For the nine months ended September 30, 2014 stock compensation of $66,000 was recognized as share-based compensation in connection with this agreement.

On January 2, 2014 the Company issued warrants to Dr. Donald O’Rourke to purchase 7,000 shares of Vycor Common Stock at an exercise price of $3.08 per share, exercisable for a period of three years. The fair value of these warrants was estimated at $5,522 using Black-Scholes and the full value was recognized immediately.

On January 2, 2014 the Company and Fountainhead amended their Consulting Agreement. Under the Amendment, 18,988 shares valued at $45,000 were issued to Fountainhead in respect of fees for the nine months ended September 30, 2014.

In March 2014, the Company entered into a one-month investor relations advisory agreement with J and M Group, LLC, under which the Company issued 2,500 shares of Common Stock valued at $4,700, which was fully expensed in March 2014.

In March 2014, the Company entered into an investor relations advisory agreement with Hayden IR, LLC, under which the Company issued 18,000 shares of Common Stock valued at $43,020, which is being amortized over the six months from April to September, 2014. For the nine months ended September 30, 2014 stock compensation of $43,020 was recognized as share-based compensation in connection with this agreement.

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the above non-employees for the nine months ended September 30, 2014 was $319,050. As of September 30, 2014, there was $21,510 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
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

Under the terms of the Offering, during the period January 2 to April 25, 2014, in five separate closings, a total of 2,397,631 Series A Warrants and Placement Agent Warrants were issued as part of the Offering, which carried anti-dilution rights. Effective May 15, 2014 these anti-dilution rights were waived for all but 34,723 of the Series A Warrants and for all of the Placement Agent Warrants. The Company accounts for the Series A Warrants in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they have anti-dilution rights, they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis (the Series A Warrants described above) as of September 30, 2014 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	September 30, 2014	Level 1	Level 2	Level 3

Warrant Liability	$28,820	$—	$—	$28,820

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

Balance at December 31, 2013	$—
Issuance of Series A Warrants and Placement Agent Warrants as part of Offering Units on January 2, January 31, February 24, February 28 and March 31, April 25, 2014	2,103,195
Change in fair value during period	261,661
Reduction in liability from waiver of anti-dilution May 15, 2014	(2,336,036)

Balance at September 30, 2014	$28,820

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

The following assumptions were used in calculations of the Monte Carlo Simulation model for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Risk-free interest rates	0.58-0.93%	—
Expected life	3 years	—
Expected dividends	0%	—
Expected volatility	71–97%	—
Vycor Common Stock fair value	$1.88–$2.70	—

8.

COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,630 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the nine months ended September 30, 2014 and 2013 were $150,300 and $146,014 respectively.

Potential German tax liability

In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the nine months ending September 30, 2014, other than recording the monthly payments as an expense.

Potential Patent Infringement

The Company was made aware in 2012 that a competitor had been granted a patent for related technology, and appeared to be entering the market with products that infringe the Company’s own issued patent. Following investigation, the Company has taken steps to initiate an invalidation of the competitor’s patent and enforce its patent rights; in March 2014 the Patent Re-examination Board issued an Examination Decision invalidating all the claims of the competitor’s patent. The competitor has appealed but the Company is contesting the appeal and believes it has a strong case. The Company is now preparing for possible enforcement of the Company’s patent against this competitor. The Company has also been made aware that a second competitor has filed a patent application for related technology and also may be producing a product that potentially infringes the Company’s patent. The company has filed comments at the Chinese Patent Office opposing grant of this competitor’s patent application, and will continue to evaluate whether what further additional actions to take in this instance. As a general rule the Company intends to take all necessary action to protect its patent portfolio. As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims.

9.

CONSULTING AND OTHER AGREEMENTS

The Company has entered into no new consulting or other agreements during the nine months ended September 30, 2014, other than amendments to existing agreements outlined below. The following agreements remained in force during the period:

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

Under the terms of the Advisory Agreement, GSS was engaged on a non-exclusive basis to provide financial advisory services to the Company for at least ninety (90) days and thereafter until either party terminates the arrangement. Under the terms of the Advisory Agreement, as amended on March 14, 2014, the Company issued 45,000 restricted shares of Company Common Stock to the broker-dealer, 15,000 of which were issuable on the date of the execution of the Agreement and 30,000 additional shares were issued on March 11, 2014. The Agreement also called for the Company to reimburse certain out-of-pocket expenses.

Under the terms of the Placement Agent Agreement, the Company engaged GSS as its exclusive placement agent until the later of (i) 90 days from the date of execution of the Agreement or (ii) the end of the offering period of any securities financing undertaken by the Company in connection with the Placement Agent Agreement. Normal placement agents fees and expense reimbursement were payable.

Hayden IR, LLC. Investor Relations Agreement

In March 2014, the Company entered into a twelve (12) month investor relations advisory agreement, as amended (“Hayden Agreements”) in June 2014, with Hayden IR, LLC. Under the terms of Hayden Agreements, Hayden receives $8,500 in cash per month and 36,000 shares of Common Stock; 18,000 issued in June 2014 and 3,000 shares issued monthly from October 2014 of which 9,000 were issued in November 2014.

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

During January to September 2014, in accordance with the terms the Consulting Agreement, the Company issued 18,988 shares of Common Stock (valued at $45,000) to Fountainhead.

During June 2014 related party accrued interest due payments were made to: Fountainhead ($202,683); Peter Zachariou, a director of the Company ($69,198); and David Cantor, a director of the Company ($247).

On August 5, 2014, the Company entered into a series of agreements with Fountainhead, along with certain other related and non-related parties (together, the “Fountainhead Parties”), to exchange all of the parties’ $2,355,587 of debt into an equivalent amount of Company preferred equity. This equity exchange will result in the Company’s Shareholders’ Equity being increased by $2,355,587, equivalent to the face amount of the exchanged debt. Under the terms of the exchange, the Fountainhead Parties received $2,355,587 of newly-issued Company Series D Convertible Preferred shares (“Series D”) that are convertible into Company Common Shares at a price of $2.15. The Series D carry a cumulative preferred dividend of 7% per annum, payable in cash or Series D at the Company’s option. On the second (2nd) anniversary of the date of issuance of the Series D, the dividend rate is increased to 12% per annum. The Company is able to redeem the Series D at par at any time, at its sole option. The Fountainhead Parties will received a number of warrants equivalent to 75% of the Company Common Shares issuable on conversion of the Series D, exercisable at $3.08 per share for a period of three (3) years from the date of issuance. If the Series D has not then been redeemed or converted within three years from date of issuance, the Fountainhead Parties will receive additional warrants equivalent to 50% of the shares of the Company Common Shares issuable on conversion of the Series D that they then hold, exercisable at the then market price.

At the same time, in a transaction not related to the aforementioned exchange of securities, Fountainhead entered into an agreement with the Company preventing Fountainhead from selling any Company Common Shares currently held by Fountainhead below $4.50 per share. In return, the Company agreed to extend the life of certain of Fountainhead’s existing warrants expiring in 2015 to the expiration date as the warrants being issued under the exchange.

During October 2014 related party accrued interest due payments were made to: Fountainhead ($34,269); and Peter Zachariou, a director of the Company ($12,642).

There were no other related party transactions during the nine months ended September 30, 2014 other than the payment or accrual of fees under the Fountainhead Consulting agreement described in Note 10 of the financial statements.

11.    SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued:

During October 2014, the Company issued 1,984 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; and 713 and 1,427 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During October 2014, the Company entered into consulting agreements with JLS Ventures, LLC (“JLS”) and JDR Capital Partners (“JDR”) relating to implementation of the Company’s global Investor Relations and Public Relations Strategy (“IR/PR Strategy”).

JLS will perform a broad range of investor relations services for an initial term of 12 months. As consideration for the services, the Company issued 100,000 shares of Company Common Stock (valued at $196,000) on execution of the agreement; and will issue an additional 100,000 shares of Company Common Stock on each of December 31, 2014, March 31, 2015 and June 30, 2015 (the “Additional Issuances”). Each of the Additional Issuances will be made at the sole and absolute discretion of the Company, based upon the Company’s reasonable determination that it is satisfied with the performance of JLS under the agreement with respect to the IR/PR Strategy.

JDR will provide on-going services related to traditional Media and Investor Relations, development of a new media program, institutional relationships and targeted media for a term of 12 months. As consideration for the services, the Company paid JDR

$15,000 upon execution of the agreement and will pay JDR additional payments of $15,000 per month. The agreement may be terminated by either party on thirty (30) days notice and the Company shall only be required to make payments under the agreement through the effective date of any termination.

Pursuant to the IR/PR Strategy Statement, JLS and JDR will seek to (1) improve upon existing communication channels and (2) identify and deliver new channels for communicating with potential investors, the financial community and customers, and (3) build and disseminate the Company’s IR/PR messages.

During October 2014 accrued interest due payments were made to: Fountainhead ($34,269); and Peter Zachariou, a director of the Company ($12,642).

In November 2014, the Company issued 9.000 shares of Common Stock (valued at $19,800) to Hayden IR, under the terms of their agreement.

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

2.

Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior neurosurgical and neurotherapeutic solutions and operates two distinct business units within the medical industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision develops non-invasive, computer-based therapies for those suffering from vision loss resulting from neurological trauma.

Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 42 granted patents and a further 13 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

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

Vycor Medical’s Products

VBAS

To access a surgical site in the brain, a surgeon usually needs to remove part of the skull (craniotomy) and then make an entry incision in the outer protective brain tissue (corticotomy); the soft brain tissue is then parted (retracted) to access the targeted site. The current standard of care, known as blade or ribbon retractors, utilizes a metal blade retractor to pull the tissue apart; to maintain the opening the blades are attached to a head frame and parting tension is applied to the tissue. In a typical procedure 2 or more blades are used.

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

Vycor Medical has found that the learning curve is only 1-2 cases for surgeons, who like the simplicity of design and ease of use after trialing the product. However, Hospital Administration is required to approve the purchase of a new product and sometimes even a trial or evaluation of the product in the hospital by the neurosurgeon and this is one of the key barriers to the speed of adoption as this process can take between 3-6 months.

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

•

“Minitubular Transcortical Microsurgical Approach for Gross Total Resection of Third Ventricular Colloid Cysts: Technique and Assessment” World Neurosurgery, January 2013 Author Aaron A. Cohen-Gadol, M.D., M.Sc. Goodman Campbell Brain and Spine, Indiana University Department of Neurological Surgery, Indianapolis. The author investigated microsurgical use of tubular retractor in the resection of colloid cysts in the third ventricle. The article stated that endoscopic techniques do not allow for ambidextrous microsurgical techniques and routine gross total removal of the cysts. To facilitate the use of microsurgical techniques for complete colloid cyst removal and to simultaneously minimize the violation of healthy brain tissue when reaching these deep-seated cysts the author used a VBAS tubular retractor. A retractor with a 12mm diameter was used to access and resect colloid cysts using microsurgical techniques while preserving stereoscopic vision as an alternative to open and endoscopic surgical routes. This technique was adopted in five patients with larger than 10mm colloid cysts to allow for gross total resection of the cysts in every case without any complication. The author concluded that smaller retractor tubes may be used for resection of colloid cysts while minimizing brain retraction injury and potentially improving outcomes.

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

•

“3D Endoscopic Transtubular Anterior Petrosectomy for Petroclival Meningiomas: Assessment of Resection in Varying Tumor Volumes Utilizing a Synthetic Tumor Model” Alexander I. Evins, Alireza Shoakazemi, Justin C. Burrell, Rahul Kapoor, Philip E. Stieg, Antonio Bernardo Published J Neurol Surg B 2014; 75 - A036. Weill Cornell Medical Center. Conclusion. The application of 3D endoscopic transtubular anterior transpetrosal approaches in the treatment of medium and large petroclival meningiomas is both feasible and effective. Despite the demonstrated efficacy on those tumor types, resection of specific giant petroclival meningiomas still necessitate the use of traditional skull base microsurgical techniques. Further clinical studies are necessary to determine potential clinical complications.

Manufacturing

Vycor Medical uses sub-contract manufacturers to manufacture, package, label and sterilize its products. Lacey Manufacturing Company of Bridgeport, Connecticut manufactures 6 of the VBAS 12 different sizes, is FDA-registered and meets ISO standards and certifications. C&J Industries, Meadville PA (“C&J”) manufactured the remaining 6 of the VBAS 12 different sizes. The sub-contract agreement with C&J formally expired in 2014; Vycor Medical holds sufficient inventory for its foreseeable needs and is in final discussions with a selected qualified sub-contract manufacturer to replace C&J.

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 9 granted and 8 pending patents.

Vycor Medical’s 9 granted patents are in the China (Brain), Hong Kong (Brain), Russia (Brain), Japan (Brain and Spine), Canada (Brain) and US (Brain (2) and Spine).

Vycor Medical’s 8 pending patents are in: Canada (Spine), Europe (Brain, Spine), India (Brain, Spine), Hong Kong (Spine), US (2 IGS Navigation).

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

Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption further and faster by demonstrating VBAS' superiority as a minimally invasive access system which helps VBAS move further up the hospital cost/benefit curve. To this end an animal comparative study is currently underway. This study is intended to demonstrate greater ease of access, faster surgery time and reduced tissue damage. The second area Vycor Medical will address is

MRI compatibility. Increasingly, intra operative MRI is increasingly being used in neurosurgery, further playing to VBAS' competitive edge over the traditional non MRI-compatible metal blade retractor. Vycor Medical intends to commission a brief technical study so that VBAS can be formally certified as MRI compatible. Vycor Medical is also aware of additional studies anticipated to be published over the next few months by the Weill Cornell Medical Center and Ohio State University, and additional studies are also anticipated to be published during 2015.

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

Vycor Medical has prototyped and is now implementing manufacturing of two new smaller VBAS devices that will facilitate endoscopic work within the ventricles including the placement of catheters. Vycor Medical developed this with a leading neurosurgeon and anticipates the product being available during 2015.

Vycor Medical is also working on a new set of VBAS devices that will be targeted at being completely compatible with selected Image Guided System pointers. Management strongly believes that the existing VBAS rigid structure lends itself well to being incorporated into the increasing trend of IGS surgery.

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

NovaVision has a family of therapies that both restore lost vision and address other neurologically-induced vision issues:

•

Restoration of vision: NovaVision’s VRT and Sight Science’s Neuro-Eye Therapy (NeET), aim to improve visual sensitivity. VRT delivers a series of light stimuli along the border of the patient’s visual field loss. These programmed light sequences stimulate the border zone between the “seeing” and “blind” visual fields, repetitively challenging the visual cortex in the border zone with multiple stimuli over the course of time. NeET targets deep within the blind area by repeated stimulation, allowing patients to detect objects within the blind field, and is only available in the EU.

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

NovaVision’s VRT is the only medical device aimed at the restoration of vision for neurologically induced vision loss which has FDA 510(k) clearance to be marketed in the U.S; VRT and NeET both have CE Marking for the EU and NeuroEyeCoach™ is registered in the US as a Class I 510(k) exempt device. NovaVision has 33 granted and 5 pending patents worldwide.

NovaVision’s Products

VRT and NeET

VRT and NeET are aimed at those suffering from vision loss resulting from neurological trauma such as stroke and traumatic brain injury (TBI). It is estimated that approximately 20% of these patients experience a visual field deficit, reducing mobility and other activities of daily living. NovaVision’s VRT and NeET target market is this subset of patients who have suffered a visual field deficit.

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

The Market For NovaVision’s Therapies

The market for NovaVision’s therapies comprises those suffering from vision loss resulting from neurological trauma such as Stroke and Traumatic Brain Injury (TBI). The U.S. Centers for Disease Control (CDC) estimates there are approximately 8 million Americans who have previously had a stroke incident, with 795,000 additional strokes occurring annually, of which 610,000 are new strokes and of which 480,000 survive. Additionally, approximately 5.3 million Americans live with long-term effects of a TBI. Based on the most recent published research, it is estimated that approximately 28.5% experience some visual impediment and 20.5% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. The target market for NeET and VRT is this 20.5% subset of patients who have suffered a permanent visual field deficit. Management estimates that the addressable target market is approximately 1.9 million people in the US, approximately 1.8 million people in Europe and approximately 8.4 million people throughout the rest of the world. The market potential is further increased by the introduction of NeuroEyeCoach™ which addresses all 28.5% of patients who experience visual impediments and therefore adds an additional 1.9m people in the US and Europe and 4.5m in the rest of the world.

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

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 33 granted and 5 pending patents (including Sight Science).

NovaVision’s 33 granted patents are in the U.S. (13), Canada (4), Europe (7), Australia (2), China (2), Hong Kong (1), Singapore (1), India (1) and Japan (2).

NovaVision’s 5 pending patents are in Canada (1) and Europe (4).

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

While its VRT was clinically supported to be effective, being underpinned by 15 years of clinical research and 20 studies or clinical papers evidencing that 70% of patients benefited from the therapy, further development was required in order to: ensure that all patients received a benefit; to make it cost effective and affordable; and to make it scalable.

Following the acquisition, Vycor put in place a world class Scientific Advisory Board and acquired Sight Science in the UK, NovaVision’s only sizeable competitor, thereby also gaining a highly regarded Chief Scientific Officer. Leveraging this scientific team, NovaVision’s strategy is centered around driving the adoption of its therapies, through:

•

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

•

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

•

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

•

Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

•

EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

•

ISO 13485.2003

Continuing Regulatory Requirements

Vycor Medical’s products have been classified as Class II products by the FDA and cleared for marketing through the 510(k) process. NovaVision’s VRT product has been cleared as a Class U product through the 510(k) while its NeuroEyeCoach product is registered as an exempt Class 1 device.

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

Vycor Medical has obtained the CE marking approval to allow for distribution of its VBAS products in Europe as a Class III device and has received HPB licensing approval for distribution in Canada. NovaVison’s VRT and Sight Science’s NeET have CE mark registrations as Class I devices in Europe. NeuroEyeCoach does not have European regulatory clearance at this time.

Employees

We currently have 17 employees.

Websites

The Company operates websites at www.vycormedical.com, www.vycorvbas.com, www.novavision.com, www.novavisionvrt.com, www.sightscience.com and www.neuroeyecoach.com.

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Revenue and Gross Margin:

	2014	2013	% Change
Revenue:
Vycor Medical	$243,841	$225,823	8%
NovaVision	90,498	95,807	(6)%
Total Revenue	$334,339	$321,630	4%

Gross Profit
Vycor Medical	$207,827	$197,873	5%
NovaVision	79,172	81,951	(3)%
Total Gross Profit	$286,999	$279,824	3%

Vycor Medical recorded revenue of $243,841 from the sale of its products for the three months ended September 30, 2014, an increase of $18,108 over the same period in 2013, reflecting increased activity in the US and internationally. Gross margin of 85% compared to 88%, was achieved in 2014 for the same period in 2013. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower.

NovaVision recorded revenues of $90,498 for the three months ended September 30, 2014, a decrease of $5,309 over the same period in 2013, and gross margin of 87%, compared to 86% for the same period in 2013.

Operating Expenses:

Research and Development Expense:

Research and development (“R&D”) expenses were $6,933 for the three months ended September 30, 2014, as compared to $0 for the same period in 2013. The expense increase is due to costs related product development in Vycor Medical. Capitalized software development costs for the three months ended September 30, 2014 and 2013 were $45,448 and $61,167, respectively. During the period the Company’s VRT 7.0 program had additional capitalization of $31,235 of software development costs. Additional costs of $14,213 were capitalized for the Company’s NeuroEyeCoach program Pro Physician model in the three month period ended September 2014.

General and Administrative Expenses:

General and administrative expenses decreased by $49,471 to $623,993 for the three months ended September 30, 2014 from $673,464 for the same period in 2013. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended September 30, 2014 was $59,323, a decrease of $82,616 over $141,939 in 2013. Also included within General and Administrative Expenses are Sales Commissions, which increased by $33,178 to $57,160. The remaining General and Administrative expenses decreased by $33 from $507,544 to $507,511. An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Investor relations and road show costs	26,665	(80,116)
Board, financial and scientific advisory	(83,749)	(2,500)
Payroll	45,268	—
Legal, professional and other consulting	15,447	—
Sales, marketing and travel	7,106	—
Other	(10,770)	—
Total change	(33)	$(82,616)

Other Income and Expense:

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2014 decreased by $20,375 to $13,706 from $34,081 for 2013; other Interest expense for 2014 decreased by $3,323 to $11,169 from $14,492 for 2013; these decreases were as a result of debt repayment and debt conversion into preferred shares of the Company.

Loss on Extinguishment of Debt:

On August 5, 2014, the Company entered into a series of agreements with Fountainhead, along with certain other related and non-related parties (together, the “Fountainhead Parties”), to exchange all of the parties’ $2,355,587 of debt into an equivalent amount of Company Series D Preferred shares. The Fountainhead Parties also received a number of warrants exercisable into Company Common Shares. Under Applicable Accounting Guidance ASC 405 and 470, the exchange is accounted for as an extinguishment of debt. The Company is required to compare the carrying value of the securities being extinguished with the fair value of the securities being issued in exchange. The fair values of the securities issued were determined at an aggregate of $3,037,626. The securities issued in exchange were recorded on the balance sheet at this aggregate fair value and the difference of $682,039 between fair value of the new securities and the carrying value of the extinguished securities was recognized in the statement of comprehensive loss for the three months ended September 30, 2014 as a loss on extinguishment of debt.

Loss on Extension of Warrants:

In August 2014, Fountainhead entered into an agreement with the Company preventing it from selling any Vycor Shares currently held by Fountainhead below $4.50. In return, the Company agreed to extend the life of certain of Fountainhead’s existing warrants. The fair value of the extended terms was determined and recorded on the balance sheet and the difference between fair value of the extended terms and of the existing terms of $146,488 was recognized in the statement of comprehensive loss for the three months ended September 30, 2014 as a loss on extension of warrants.

Change in fair value of derivative liability:

The Company accounts for the 34,723 Series A Warrants issued in connection with the Offering in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they have anti-dilution rights, they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. A gain of $8,332 was recorded for the three months ended September 30, 2014.

Comparison of the Nine months Ended September 30, 2014 to the Nine months Ended September 30, 2013

Revenue and Gross Margin:

	2014	2013	% Change
Revenue:
Vycor Medical	$710,743	$502,847	41%
NovaVision	280,258	285,411	(2)%
Total Revenue	$991,001	$788,258	26%

Gross Profit
Vycor Medical	$618,952	$449,304	38%
NovaVision	246,069	239,236	3%
Total Gross Profit	$865,021	$688,540	26%

Vycor Medical recorded revenue of $710,743 from the sale of its products for the nine months ended September 30, 2014, an increase of $207,896, over the same period in 2013, reflecting increased activity in the US and internationally. Gross margin of 87% was achieved in 2014 compared to 89% in the same period in 2013. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower.

NovaVision recorded revenues of $280,258 for the nine months ended September 30, 2014, a decrease of $5,153 over the same period in 2013, and gross margin of 88%, compared to 84% for the same period in 2013.

Operating Expenses:

Research and Development Expense:

Research and development (“R&D”) expenses were $59,684 for the nine months ended September 30, 2014, as compared to $52,635 for the same period in 2013. The expense relates to product development in Vycor Medical. Capitalized software development costs for the nine months ended September 30, 2014 and 2013 were $100,487 and $61,167, respectively. During the period the Company’s VRT 7.0 program completed the preliminary project stage, following which there was a capitalization of $56,434 of software development costs. Costs of $44,053 were capitalized for the Company’s NeuroEyeCoach program and the NeuroEyeCoach Pro Physician Model during the period.

General and Administrative Expenses:

General and administrative expenses increased by $589,160 to $2,652,392 for the nine months ended September 30, 2014 from $2,063,232 for the same period in 2013. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the

Company over various periods. The charge for the nine months ended September 30, 2014 was $319,050, an increase of $3,047 over $316,003 in 2013. Also included within General and Administrative Expenses are Sales Commissions, which increased by $82,830 to $162,333. The remaining General and Administrative expenses increased by $503,283 from $1,667,727 to $2,171,010, of which the Offering costs comprised $581,702.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Offering costs	$581,702	$—
Investor relations and road show costs	35,020	(97,538)
Board, financial and scientific advisory	(310,750)	100,585
Legal, professional and other consulting	70,839	—
Sales, marketing and travel	22,384	—
Payroll	92,750	—
Other	11,338	—
Total change	$503,283	$3,047

Other Income and Expense:

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2014 decreased by $15,766 to $80,093 from $95,859 for 2013; Other Interest expense for 2014 decreased by $3,702 to $38,844 from $42,546 for 2013; these decreases were as a result of debt repayment and debt conversion into preferred shares of the Company.

Loss on Extinguishment of Debt:

On August 5, 2014, the Company entered into a series of agreements with the Fountainhead Parties, to exchange all of the parties’ $2,355,587 of debt into an equivalent amount of Company Series D Preferred shares. The Fountainhead Parties also received a number of warrants exercisable into Company Common Shares. Under Applicable Accounting Guidance ASC 405 and 470, the exchange is accounted for as an extinguishment of debt. The Company is required to compare the carrying value of the securities being extinguished with the fair value of the securities being issued in exchange. The fair values of the securities issued were determined at an aggregate of $3,037,626. The securities issued in exchange were recorded on the balance sheet at this aggregate fair value and the difference of $682,039 between fair value of the new securities and the carrying value of the extinguished securities was recognized in the statement of comprehensive loss for the nine months ended September 30, 2014 as a loss on extinguishment of debt.

Loss on Extension of Warrants:

In August 2014, Fountainhead entered into an agreement with the Company preventing it from selling any Vycor Shares currently held by Fountainhead below $4.50. In return, the Company agreed to extend the life of certain of Fountainhead’s existing warrants. The fair value of the extended terms was determined and recorded on the balance sheet and the difference between fair value of the extended terms and of the existing terms of $146,488 was recognized in the statement of comprehensive loss for the nine months ended September 30, 2014 as a loss on extension of warrants.

Change in fair value of derivative liability:

The Company accounts for the 34,723 Series A Warrants issued in connection with the Offering in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they have anti-dilution rights, they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. A loss of $261,661 was recorded for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013	$ Change
Cash	$2,447,147	$31,303	$2,415,844
Accounts receivable, inventory and other current assets	$709,124	$627,649	$81,475
Total current liabilities	$(1,024,723)	$(5,430,493)	$4,405,770
Working capital/(deficit), excluding derivative liability	$2,160,368	$(4,771,541)	$6,931,908
Cash provided by financing activities	$4,756,843	$1,089,071	$3,667,772

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

On August 5, 2014, the Company entered into a series of agreements with the Fountainhead Parties, to exchange all of the parties’ $2,355,587 of debt into Company Series D Convertible Preferred shares of equivalent value. The net impact of this transaction was to reduce debt by $2,355,587 and increase Stockholders’ Equity by the equivalent amount.

As of September 30, 2014 we had $2,447,147 cash, working capital of $2,160,368 (before taking into account the derivative liability of $28,820) and an accumulated deficit of $(20,443,931). Total Stockholders’ equity at September 30, 2014 was $3,430,853. Total current debt at September 2014, included in working capital above, was $352,997.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At September 30, 2014 and December 31, 2013 patient deposits amounted to $34,217 and $25,467, respectively, and are reserved against in Other Current Liabilities

Property and equipment

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 10, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

Other Equity Transactions

During January to September 2014, the Company issued: 6,532 shares of Common Stock (valued at $15,000) to Steven Girgenti, 6,222 shares of Common Stock (valued at $15,000) to Oscar Bronsther and 5,718 shares of Common Stock (valued at $13,750) to Lowell Rush in consideration for services provided to the Board of Directors; and 2,007 shares of Common Stock (valued at $4,688) to Alvaro Pasual-Leone, 4,014 shares of Common Stock (valued at $9,375) to Josef Zihl and 1,944 shares of Common Stock (valued at $4,688) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During January to September 2014, in accordance with the terms the Consulting Agreement, the Company issued 18,988 shares of Common Stock (valued at $45,000) to Fountainhead.

During January 2014, the Company issued 3,000 and 2,000 shares of Common Stock (valued at $5,400 and $3,600) to Del Mar Consulting Group, LLC and Alex Partners respectively under the terms of their advisory amendment agreements.

On March 11, 2014 the Company entered into an Amendment Agreement with GSS. Under the Amendment Agreement, the Company agreed to issue 30,000 shares of Common Stock (valued at $66,000) on the date of the Amendment Agreement in respect of the period January to September 2014, rather than 7,500 shares per month under the original agreement.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2014.

VYCOR MEDICAL, INC.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)