Form 10-K
period 2014-12-31
VYCOR MEDICAL INC
filed 2015-03-31
CIK 1424768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if a smaller reporting	Smaller Reporting Company	☒
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $16,743,394 (assuming $2.65 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 10,795,928 shares of common stock par value $0.0001 as of March 27, 2015

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision develops non-invasive, computer-based light stimulation therapies for those suffering from vision loss resulting from neurological brain damage.

Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 43 issued or allowed patents and a further 14 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

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

Many clinical studies have shown that retractors can cause excessive pressure on brain tissues, resulting in damage and a prolonged patient recovery. The incidence of contusions (tissue injuries) or infarctions (blockage of blood supply) from brain retraction is as great as 5-10%.

Vycor’s VBAS is a significant improvement over current technologies for accessing regions within the brain. A disposable product that can be used with microscopic, endoscopic and neuro-navigation systems (IGS), the VBAS includes an introducer and working channel. Available in multiple sizes, the current series consists of 12 disposable products, offered in four different port (working channel) diameters of 12mm, 17mm, 21mm, and 28 mm and a choice of three lengths: 3cm, 5cm, and 7cm. The surgeon makes a smaller corticotomy, inserts the clear, elliptical-shaped VBAS introducer through the brain tissue, removes the introducer and is left with a clear hollow working channel to provide access to the precise location desired for surgery.

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

Sales and Marketing

Domestic

According to the American Board of Neurological Surgery (ABNS), there are approximately 3,500 neurosurgeons in the US, providing a well-defined target audience. Vycor Medical’s sales channels are to stocking regional distributors and direct to hospitals through independent representatives, all of whom have existing relationships with neurosurgeons and provide an experienced and efficient distribution infrastructure without the need for a large and costly dedicated Vycor regional sales team. The distributors and representatives are supported by Vycor Medical Sales, Marketing and Customer Service.

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

International Sales

Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. Vycor Medical has regulatory approvals for VBAS in Australia, Canada, China, Europe (Class III), Korea and Japan and is seeking or has partial regulatory approvals in Brazil, India, Russia, Taiwan and Vietnam with distribution agreements in place or being sought.

Peer Review and Other Clinical Studies

The publication of clinical papers in neurosurgery journals by surgeon-users of VBAS regarding their experiences with the products (peer review papers), and the publication of other clinical data, is important for Vycor Medical. Such papers continue to evidence the clinical superiority of VBAS, which in turn drives its adoption and accelerates the hospital approval process, which in turn drives revenues. During the last 4 years the following papers were published:

●	“Usage of a Minimally Invasive Tubular Retraction System for Deep-Seated Tumors in Pediatric Patients” in Journal of Neurosurgery in May 2011: Pediatrics. Co-authors Pablo Recinos, M.D., of the Cleveland Clinic and George Jallo, M.D., of Johns Hopkins University conclude that while access to deep-seated, intra-axial tumors is challenging, the ViewSite™ tubular retractor and frameless neuro navigation facilitated the surgical approach and the combination of these technologies adds to the surgeon’s armamentarium to safely approach tumors in deep locations.
●	“Vycor Viewsite TC: Endoscope-guided Intraparenchimal Brain Tumor Resection,” by Daniel Prevedello, M.D., Director of the Minimally Invasive Cranial Surgery Program at the Ohio State University. Dr Prevedello reported on a case with a patient taking Avastin®, which delays surgical wound healing. He said the Viewsite TC was essential to the surgery; otherwise, no procedure could have been performed on the patient.
●	“Minimally Invasive Trans-Portal Resection of Deep Intracranial Lesions” in Minimally Invasive Neurosurgery, February 2011 a Johns Hopkins University paper by lead author A. Quinones Hinojosa. The authors reported a case series of 9 adult and pediatric patients with a variety of pathologies, including colloid cyst, DNET, papillary pineal tumor, anaplastic astrocytoma, toxoplasmosis and lymphoma. The locations of the lesions approached included: lateral ventricle, basal ganglia, pulvinar/posterior thalamus and insular cortex. Post-operative imaging was assessed to determine extent of resection and extent of white matter damage along the surgical trajectory. Satisfactory resection or biopsy was obtained in all patients. “VBAS lends itself well to minimally invasive microsurgical approaches and can be used in combination with modern navigational systems. The use of navigation permits not only the creation of a smaller craniotomy but also facilitates the creation of a trajectory that provides efficient and safe means for splitting white fiber tracts,” said the authors.
●	“Minitubular Transcortial Microsurgical Approach for Gross Total Resection of Third Ventrical Colloid Cysts: Technique and Assessment” by Aaron A. Cohen-Gadol of Goodman Campbell Brain and Spine, Indiana University Dept of Neurological Surgery. Published in World Neurosurgery, Jan 2013. Conclusion: Smaller retractor tubes may be used for resection of colloid cysts while minimizing brain retraction injury and potentially improving outcomes.
●	“Rigid endoscopic resection of deep-seated or intraventricular brain tumors”, by Yukinori Akiyama, Masahiko Wanibuchi, Takeshi Mikami, Yoshifumi Horita, of the Dept of Neurosurgery, Sapporo Medical University, School of Medicine, Hokkaido Japan. Published in Neurological Research, Mar 2015. Conclusion: Strong retraction may cause significant brain and vascular damage; tubular retractors can help minimize retraction injury. The rigid endoscopic technique using a thick tubular sheath [VBAS] provides an alternative medial approach that improves visualization and increases working space. We believe that this technique [rigid endoscope resection through a sheath] is a safer, more reliable, and less invasive method for the treatment of deep-seated brain tumors
●	“3D Endoscope Transcallosal Approach to the Third Ventricle” by Alireza Shoakazemi, Alexander I. Evins, Justin C. Burrell, Philip E. Stieg and Antonio Bernardo of the Weill Cornell Medical Center. Published in The Journal of Neurosurgery, Mar 2015. Conclusion: A transtubular approach [utilizing VBAS] to the third ventricle is feasible and facilitates blunt dissection of the corpus callosum that may minimize retraction injury. This technique also provides an added degree of safety by limiting the free range of instrumental movement. The combination of 3D endoscopic visualization with a clear plastic retractor facilitates safe and direct monitoring of the surgical corridor.
●	“A Percutaneous Transtubular Middle Fossa Approach for Intracanalicular Tumors” by Atonio Bernardo, Alexander I. Evins, Apostolos J Tsiouris and Philip E Stieg of the Department of Neurological Surgery, Weill Cornell Medical College, New York-Presbyterian Hospital, New York. Conclusion: “All 10 approaches were successfully completed through the tubular retractor [VBAS] with minimal retraction of the temporal lobe. Excellent visualization of the structures within the internal auditory World Neurosurgery canal was achieved with both the microscope and 3D endoscope...”

Manufacturing

Vycor Medical uses a sub-contract manufacturer to manufacture, package, label and sterilize its VBAS products. The Company is in the process of migrating all its VBAS manufacturing to First Engineering Limited of Singapore, which is FDA-registered and meets ISO standards and certifications.

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 10 granted/allowed and 9 pending patents. This includes the purchase in March 2015 of a portfolio of two pending United States patent applications that disclose approaches to integrating surgical navigation systems into optically-transparent neurosurgical obturators.

Vycor Medical’s 10 granted/allowed patents are in the Canada (Brain) China (Brain), Hong Kong (Brain), Russia (Brain), Japan (Brain and Spine) and US (Brain (3) and Spine).

Vycor Medical’s 9 pending patents are in: Canada (Spine), Europe (Brain, Spine), India (Brain, Spine), Hong Kong (Spine), US (Brain (3)).

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

Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption, and in turn revenues, further and faster by demonstrating VBAS' superiority as a minimally invasive access system which helps VBAS move further up the hospital cost/benefit curve. To date the Company already had 6 Peer Reviewed studies and anticipates further studies during the course of the year.

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

Vycor Medical has a current product pipeline aimed at expanding the applicable procedures it addresses by extending its VBAS range and at increasing the compatibility of its current VBAS range.

Vycor Medical has implemented manufacturing of two new smaller VBAS devices that will be available during the final quarter of 2015 and is in the advanced stages of development on a new set of VBAS devices that will be designed to completely integrated with selected Image Guided Systems. Management strongly believes that the existing VBAS rigid structure lends itself well to being incorporated into the increasing trend of IGS surgery.

NovaVision, Inc.

Introduction

NovaVision provides non-invasive, computer-based vision solutions targeted at a substantial and largely un-addressed market of people who have lost their sight as a result of stroke, Traumatic Brain Injury (TBI) or other neurological brain damage. NovaVision addresses a significant target market, estimated at approximately $2 billion in each of the U.S. and the EU and over $13 billion globally.

NovaVision has a family of therapies that both restore and compensate for lost vision:

●	Restoration of vision: NovaVision’s VRT and Sight Science’s Neuro-Eye Therapy (NeET), aim to improve visual sensitivity in a persons blind area. VRT delivers a series of light stimuli along the border of the patient’s visual field loss. These programmed light sequences stimulate the border zone between the “seeing” and “blind” visual fields, repetitively challenging the visual cortex in the border zone with multiple stimuli over the course of time. NeET targets deep within the blind area by repeated stimulation, allowing patients to detect objects within the blind field.
●	Compensation and re-training: Normal eye movements are also affected after brain injury adding to the problems of blindness. NeuroEyeCoach™ provides a complementary therapy to VRT and NeET, which re-trains a patient to move their eyes, re-integrate left and right vision and to make the most of their remaining visual field.

NovaVision operates in the US through our wholly-owned subsidiary, NovaVision, Inc., in Germany through our wholly-owned subsidiary, NovaVision GmbH and in the UK through our wholly-owned subsidiary, Sight Science Limited.

NovaVision’s VRT is the only medical device aimed at the restoration of vision lost as a result of neurological damage which has FDA 510(k) clearance to be marketed in the U.S; VRT and NeET both have CE Marking for the EU and NeuroEyeCoach™ is registered in the US as a Class I 510(k) exempt device. NovaVision has 33 granted and 5 pending patents worldwide.

NovaVision’s Products

VRT and NeET

VRT and NeET are aimed at those suffering from vision loss resulting from neurological brain damage such as stroke and traumatic brain injury (TBI). It is estimated that approximately 20% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living.

Both VRT and NeET work on the basis that repeated stimulation of the blind or transition areas by either bright patches of light (VRT) or specific spatial patterns (NeET) can lead to increases in sensitivity of the blind areas. Patient progress after VRT appears to be initiated at the blind and sighted borders whereas NeET results in changes deep within the blind field. Both therapies are able to demonstrate improvements in both visual sensitivity and activities of daily living.

VRT and NeET are patient-specific diagnostic and therapeutic platforms with extensive clinical data supporting their ability to increase a patient’s visual field. The diagnostic algorithm first maps the visual field and defines the areas of defect in patients suffering vision loss. The therapeutic algorithm is then specifically designed for each patient based upon the results of the diagnostic program. The therapies are delivered through a computer device in the patient’s home and are generally performed over a six month period, twice a day for approximately an hour total, six days a week.

With VRT therapy, the patient first focuses on a fixation point on a display screen. Then, a series of light stimuli are presented along the border of the patient’s visual field loss. These programmed light sequences stimulate the border zone between the “seeing” and “blind” visual fields, repetitively challenging the visual cortex in the border zone with thousands of stimuli over the course of the therapy. With NeET, the patient responds to the images that appear on the screen, initially in the border area of the patient’s visual field loss and over time deeper within the damaged field of vision.

Vycor acquired NovaVision at the end of 2010. While its VRT was clinically supported to be effective, was underpinned by 15 years of clinical research and 20 studies evidencing that 70% of patients benefited from the therapy, further development was required in order: to deliver broader patient benefits; to make it cost effective and affordable; and to make it scalable.

NeuroEyeCoach™

As not all patients benefit from VRT, management concluded that a new complementary eye training therapy should be introduced into the NovaVision therapy suite to provide broader benefits to patients than the delivery of VRT on its own, and developed and launched NeuroEyeCoach™ in the U.S. during 2014. This is also a computer-based program providing eye-movement training to those who have suffered a visual field loss as a result of neurological damage.

The program is supported by more than four decades of scientific findings and was developed as collaboration between NovaVision and Josef Zihl, a NovaVision Scientific Advisor who is a world thought leader in saccadic training and the pioneer of this computer based training technique. The program is designed to re-train the ability of a patient to scan the environment, re-integrate left and right vision and make the most of their remaining visual field. The therapy can be completed in two to four weeks to result in a meaningful improvement in the patients visual search performance resulting in improvements in their navigation and object finding skills. Given that NeuroEyeCoach™ addresses the patient’s difficulty with their eye movements and their ability to integrate visual information while VRT and NeET focuses on the restoration of lost vision the two therapy types are highly complementary.

NeuroEyeCoach™ will be provided by NovaVision in one therapy suite with VRT, providing broad benefits to all patients, and is also provided on a standalone basis; those suffering non-permanent defects or those otherwise unsuited to VRT can benefit from NeuroEyeCoach™. The program is also provided as a clinic-based version to enable healthcare professionals to provide the therapy to patients under supervision.

Vision Diagnostic (VIDIT)

NovaVision VIDIT is a diagnostic system that enables therapists in rehabilitation centers and other clinics to perform high-resolution visual field tests to screen for central visual field deficits commonly associated with stroke or brain injury. As an undetected visual field deficit may adversely impact other rehabilitation modalities, early detection and treatment are critical steps towards improving overall patient care and this diagnostic is therefore a valuable tool for such centers and clinics. Tests take less than 10 minutes while the patient is in the facility’s care.

The Market For NovaVision’s Therapies

The market for NovaVision’s therapies comprises those suffering from vision loss resulting from neurological trauma such as Stroke and Traumatic Brain Injury (TBI). The U.S. Centers for Disease Control (CDC) estimates there are approximately 8 million Americans who have previously had a stroke incident, with 795,000 additional strokes occurring annually; adjusting for repeat strokes and deaths, there are 481,000 new stroke survivors each year. Additionally, approximately 5.3 million Americans live with the long-term effects of a TBI. The most recent scientific research estimates that approximately 28.5% experience some visual impediment and 20.5% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. The target market for VRT and NeET is this 20.5% subset of patients who have suffered a permanent visual field deficit; NeuroEyeCoach™ addresses all 30.5% of patients who experience visual impediments. Management estimates that the addressable target market for its therapies is approximately 2.9 million people in the US, approximately 2.8 million people in Europe and approximately 12.9 million people throughout the rest of the world.

Competition

NovaVision provides restoration therapies (VRT and NeET) and compensation or saccadic therapies (NeuroEyeCoach™) for those suffering vision loss as a result of neurological trauma. The other therapy type for this condition is substitution (optical aids such as prisms) and is not considered by NovaVision as competition.

In restoration, competition has been reduced through NovaVision’s acquisition of Sight Science and really only leaves two small companies, Teltra and Visiontrainer in Germany. Within compensation, competitors include RevitalVision, PositScience, and Rehacom.

Clinical Data

VRT

NovaVision has accumulated significant amounts of clinical data as a result of company-sponsored trials as well as studies conducted by independent third parties, of which some of the key findings can be summarized as:

●	Approximately 70% of patients experience positive outcome reflected by an increase in their visual field and studies have indicated an average increase of 4.9 degrees (Mueller I, et al., 2007; Romano JG, et al., 2008).
●	Elapsed time since injury does not seem to impact VRT and NeET therapies success. Therefore, a large historical backlog of patients can potentially be treated (Romano JG, et al., 2008).
●	Improvements are permanent and do not appear to be age or gender dependent.
●	Age at the onset of the injury is not a critical factor, allowing access to the therapy by both young and older adults with brain injuries (Romano JG, et al., 2008).

NeuroEyeCoach

The PC-based treatment approach was originally developed by Prof. Zihl (1988, 1990) and has since been used with various modifications in 14 studies on a total of 591 patients with homonymous visual field loss and persistent visual disabilities.

The main outcome is a significant improvement in visual search performance accompanied by more efficient oculomotor strategies, and a reduction in visual disability as assessed with standardized questionnaires and behavioral measures. The efficacy of this treatment approach for the improvement of visual overview and visual exploration is superior to practice with reading (Schuett et al., 2012), non-specific visual training (Roth et al., 2009), standard occupational therapy (Mödden et al., 2012) or counseling with regards to coping strategies (Zihl, 2011). Importantly, time since brain injury (Zihl, 2011) and age of hemianopic patients (Schuett & Zihl, 2012) do not play a significant role for the treatment effect. In conclusion, there is convincing scientific empirical evidence for the efficacy of the visual search treatment method. It is important to note that visual field borders do not change after the treatment, indicating that visual search training represents a compensatory technique and not a restorative approach; by addressing both compensation and restoration NovaVision is providing a broad solution to this large patient demographic.

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

NovaVision’s 5 pending patents are in Canada (1) and Europe (4).

Trademarks

NovaVision maintains a portfolio of registered trademarks for NOVAVISION, NOVAVISION VRT, VRT VISION RESTORATION THERAPY and NEUROEYCOACH, amongst others, along with relevant logos, both in the US and internationally.

NovaVision’s Growth Strategy

Prior to Vycor’s acquisition in late 2010, NovaVision previous management had already invested more than $50 million largely on developing the business’s core VRT therapy, gaining significant patent protection and validating the therapy through significant clinical research.

While its VRT was clinically supported to be effective, being underpinned by 15 years of clinical research and 20 studies evidencing that 70% of patients benefited from the therapy, further development was required in order to: broaden the benefits received by patients; make it more cost effective and affordable; and make it scalable for the mass market.

Following the acquisition, Vycor put in place a world class Scientific Advisory Board and acquired Sight Science in the UK, NovaVision’s only sizeable competitor, thereby also gaining a highly regarded Chief Scientific Officer. Leveraging this scientific team, NovaVision’s strategy has been centered around driving the adoption of its therapies, through:

1. Launching a re-engineered VRT. NovaVision has completed the development of its direct-to-patient internet-delivered VRT, which will be available during the second quarter of 2015. This is the final stage of the NovaVision’s current development program designed to broaden the benefits received by patients; make the therapy cost effective and affordable; and make it scalable:

Broader Patient Benefits: We concluded that a new complementary eye training therapy should be introduced into the NovaVision therapy suite to provide broader benefits to patients than the VRT on its own. NeuroEyeCoach was launched in 2014 and addresses patients' difficulty with their eye movements and their ability to integrate visual information. While VRT addresses the restoration of lost vision, NeuroEyeCoach enables the patient to make the most of their remaining vision; this therapy suite is therefore highly complementary and ensures broad benefits to NovaVision's patients.

Cost Effective and Affordable: VRT therapy delivery is being migrated from provided-hardware to internet-delivered onto patients' computers, significantly reducing cost, which is passed onto the patients. Further cost reduction is achieved through considerably streamlining NovaVision's business processes.

Scalable: this strategy makes NovaVision's therapy suite affordable, with broader benefits and therefore both attractive and truly scalable and deliverable to the mass market.

2. NeuroEyeCoach. Although NeuroEyeCoach was specifically designed to complement VRT, there is a significant market for providing NeuroEyeCoach training to patients who do not require or are not eligible for VRT on a standalone basis. NeuroEyeCoach is a compensation therapy not a restoration therapy, which makes the most of patient’s remaining vision and can help them re-integrate into daily life.

3. NeuroEyeCoach Professional. Our initial marketing of NeuroEyeCoach demonstrated demand for two Professional models which were developed during 2014 and made available in early 2015:

NeuroEyeCoach™ Professional Physician: enables physicians to register and initiate patients on NeuroEyeCoach. Patients continue their therapy at home supported by NovaVision and the physician is able to monitor progress through a dedicated portal.

NeuroEyeCoach™ Professional Physician: enables stroke rehabilitation centers or clinics to treat patients while in their care, both as in-patient and out-patient.

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

Vycor Medical has the following certification/licensing:

●	Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)
●	EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)
●	ISO 13485.2003

Continuing Regulatory Requirements

Vycor Medical’s products have been classified as Class II products by the FDA and cleared for marketing through the 510(k) process. NovaVision’s VRT product has been cleared as a Class U product through the 510(k) while its NeuroEyeCoach is registered as an exempt Class 1 device.

After a device is placed on the market, numerous regulatory requirements apply. These include:

●	quality system regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
●	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short-term lease agreements.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of the date of this Annual Report, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Beginning on July 20, 2009, our Common Stock was quoted on the OTC Bulletin Board under the symbol “VYCO”.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter for fiscal years 2013 and 2014. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Table insert – sys

Period	High	Low
January 1, 2013-March 31, 2013	$2.10	$1.14
April 1, 2013-June 30, 2013	$2.95	$2.00
July 1, 2013-September 30, 2013	$2.69	$1.80
October 1, 2013-December 31, 2013	$2.70	$1.90
January 1, 2014-March 31, 2014	$3.06	$1.76
April 1, 2014-June 30, 2014	$2.80	$1.80
July 1, 2014-September 30, 2014	$3.12	$2.06
October 1, 2014-December 31, 2014	$2.37	$1.46

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

Holders

As of March 27, 2015 there were 10,795,928 shares of common stock outstanding and approximately 169 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209; telephone (303) 282-4800.

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company’s Series D Convertible Preferred Stock bears a 7% per annum dividend payable in cash or Series D Preferred Stock at the option of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2014 through March 31, 2015 which were not registered under the Securities Act.

Common Stock:

Name of Purchaser	Issue Date	Security	Shares	Consideration
JASON J S BARTON	1/2/14	Common	717	Consulting Services
OSCAR BRONSTHER	1/2/14	Common	2,294	Board Fees
STEVEN GIRGENTI	1/2/14	Common	2,294	Board Fees
JOSE ROMANO	1/2/14	Common	717	Consulting Services
LOWELL RUSH	1/2/14	Common	1,720	Board Fees
MARK ABRAMS	1/3/14	Common	83,334	$150,000
THEODORE SISLEY JR	1/3/14	Common	11,112	$20,000
BOB BRIDGES	1/3/14	Common	13,889	$25,000
MARIO DELL'AERA	1/3/14	Common	83,334	$150,000
FOUNTAINHEAD CAPITAL MANAGEMENT LTD	1/3/14	Common	792,523	Debt Conversion
NICHOLAS P GIORDANO	1/3/14	Common	33,334	$60,000
DALE E HERBRANSON	1/3/14	Common	11,112	$20,000
PAUL IACOBELLO & GINA IACOBELLO JT TEN	1/3/14	Common	11,112	$20,000
WILLIAM MATHIAS	1/3/14	Common	13,889	$25,000
MICK MCLOUGHLIN	1/3/14	Common	111,112	$200,000
LOBERT MORONEY & CAROLE R MORONEY JTTN	1/3/14	Common	13,889	$25,000
RBC CAPITAL MARKETS CORP FBO MICHAEL BEHAR ROTH IRA	1/3/14	Common	40,000	$72,000
RBC CAPITAL MARKETS LLC CUST FB0 DENNIS ABRAMS IRA	1/3/14	Common	22,223	$40,000
RBC CAPITAL MARKETS LLC CUST FB0 FRANCIS ALTIERI IRA	1/3/14	Common	10,000	$18,000
RBC CAPITAL MARKETS LLC FB0 STEVEN JENKINS IRA	1/3/14	Common	19,445	$35,000
RBC CAPITAL MARKETS LLC FBO KENNETH W PILEGGI IRA	1/3/14	Common	8,000	$14,400
RBC CAPITAL MARKETS LLC FBO DENNIS ABBOTT IRA	1/3/14	Common	13,889	$25,000
DONALD J RICHARDS	1/3/14	Common	50,000	$90,000
DUNCAN SCOTT	1/3/14	Common	16,667	$30,000

GLENN RICHARD SKUTT & LESLEY HOWARD JT TEN	1/3/14	Common	13,889	$25,000
HIDEO TAKADA	1/3/14	Common	100,000	$180,000
HOWARD TEICHER	1/3/14	Common	4,167	$7,500
TIMOTHY H SHEAR DEC OF TRUST DTD 1974	1/3/14	Common	8,334	$15,000
STEVEN WALLITT	1/3/14	Common	16,667	$30,000
THE DEL MAR CONSULTING GROUP INC	1/15/14	Common	6,000	Consulting Services
ALEX PARTNERS LLC	1/15/14	Common	4,000	Consulting Services
ALVARO PASCUAL-LEONE, M.D.	2/3/14	Common	710	Consulting Services
JOSEF ZIHL	2/3/14	Common	1,420	Consulting Services
STEVEN R ANTICO	2/4/14	Common	13,889	$25,000
ALAN ANTOKAL	2/4/14	Common	55,556	$100,000
THE APREGAN FAMILY TRUST DTD 2/11/98	2/4/14	Common	27,778	$50,000
PETER BACKUS	2/4/14	Common	72,223	$130,000
MICHAEL G CADWELL	2/4/14	Common	41,667	$75,000
RICHARD A CLOYD	2/4/14	Common	30,000	$54,000
JASON COHEN	2/4/14	Common	63,334	$114,000
CHAD CRITCHLEY	2/4/14	Common	27,778	$50,000
SCOTT CUNNINGHAM	2/4/14	Common	16,667	$30,000
DONALD P FARE	2/4/14	Common	27,778	$50,000
STEPHAN FORSTMANN	2/4/14	Common	11,112	$20,000
CHRIS HAYDEN	2/4/14	Common	22,223	$40,000
ALISTAIR ERIC MACCALLUM LABAND	2/4/14	Common	55,556	$100,000
STEVEN L LEW	2/4/14	Common	3,889	$7,000
JAMES P LITTLE	2/4/14	Common	22,223	$40,000

RAYLAN LOGGINS	2/4/14	Common	16,667	$30,000
MICHAEL LOTZE	2/4/14	Common	70,000	$126,000
ULRICH OTTO	2/4/14	Common	41,667	$75,000
RBC CAPITAL MARKETS CORP FBO SUSAN A IZARD IRA	2/4/14	Common	13,889	$25,000
DAVID RUSH	2/4/14	Common	111,112	$200,000
DUNCAN SCOTT	2/4/14	Common	27,778	$50,000
WILLIAM C SLATER	2/4/14	Common	5,556	$10,000
TIMOTHY A SHEAR DEC OF TRUST DTD 1 6 1974	2/4/14	Common	14,000	$25,200
SALMAN WAKIL	2/4/14	Common	40,000	$72,000
HUGO WERE	2/4/14	Common	83,334	$150,000
ORVILLE A WHITE	2/4/14	Common	55,556	$100,000
FRASER CAMPBELL	2/25/14	Common	2,963	Exchange for Pref Stock
HUGH SCOTT CAMPBELL	2/25/14	Common	2,963	Exchange for Pref Stock
THOMAS VARGA TTEE THE PRAG CHILDREN'S TRUST FBO ANDREW J PRAG	2/25/14	Common	8,149	Exchange for Pref Stock
THOMAS VARGA TTEE THE PRAG CHILDREN'S TRUST FBO ROBERT B. PRAG	2/25/14	Common	8,149	Exchange for Pref Stock
GURI DAUTI	2/25/14	Common	14,815	Exchange for Pref Stock
RICHARD HOFFMAN	2/25/14	Common	6,667	Exchange for Pref Stock
NADEJDA KASSATKINA	2/25/14	Common	29,630	Exchange for Pref Stock
APEX TECHNOLOGY VENTURES LLC	2/25/14	Common	14,815	Exchange for Pref Stock
JSL KIDS PARTNERS	2/25/14	Common	38,519	Exchange for Pref Stock
IRINA PAVLOVA	2/25/14	Common	14,315	Exchange for Pref Stock
ROBERT B PRAG	2/25/14	Common	23,705	Exchange for Pref Stock
RBC CAPITAL MARKETS FBO JANE ELLIS	2/25/14	Common	27,630	Exchange for Pref Stock

BORIS SMIRNOV & ALEXANDRA I SMIRNOV JT TEN	2/25/14	Common	29,630	Exchange for Pref Stock
RBC CAPITAL MARKETS CORP FBO MICHAEL BEHAR ROTH IRA	3/3/14	Common	15,000	Exchange for Pref Stock
FRASER CAMPBELL	3/6/14	Common	2,593	Exchange for Pref Stock
HUGH SCOTT CAMPBELL	3/6/14	Common	2,593	Exchange for Pref Stock
THOMAS VARGA TTEE THE PRAG CHILDREN'S TRUST FBO ANDREW J PRAG	3/6/14	Common	7,129	Exchange for Pref Stock
THOMAS VARGA TTEE THE PRAG CHILDREN'S TRUST FBO ROBERT B. PRAG JR	3/6/14	Common	7,129	Exchange for Pref Stock
GURI DAUTI	3/6/14	Common	12,963	Exchange for Pref Stock
RICHARD HOFFMAN	3/6/14	Common	5,833	Exchange for Pref Stock
NADEJDA KASSATKINA	3/6/14	Common	25,926	Exchange for Pref Stock
APEX TECHNOLOGY VENTUERES LLC	3/6/14	Common	12,963	Exchange for Pref Stock
JSL KIDS PARTNERS	3/6/14	Common	33,704	Exchange for Pref Stock
IRINA PAVLOVA	3/6/14	Common	12,963	Exchange for Pref Stock
ROBERT B PRAG	3/6/14	Common	20,740	Exchange for Pref Stock
RBC CAPITAL MARKETS FBO JANE ELLIS	3/6/14	Common	25,926	Exchange for Pref Stock
BORIS SMIRNOV & ALEXANDRA I SMIRNOV JT TEN	3/6/14	Common	25,926	Exchange for Pref Stock
GARDEN STATE SECURITIES	3/11/14	Common	30,000	Consulting services
ALTSHULER, HOWARD	3/31/14	Common	13,889	$25,000
RBC CAPITAL MARKETS FBO MICHAEL A BOULUS IRA	3/31/14	Common	27,778	$50,000
BRICKLEY, ROBERT	3/31/14	Common	8,334	$15,000
DIBENEDETTO, ROBERT D.	3/31/14	Common	5,556	$10,000

FOGLE, RICHARD	3/31/14	Common	13,889	$25,000
KASPER, MARK	3/31/14	Common	27,778	$50,000
MACKENZIE, KEVIN M.	3/31/14	Common	27,778	$50,000
NESLAND, BRETT	3/31/14	Common	15,000	$27,000
REY 1998 FAMILY TRUST	3/31/14	Common	55,556	$100,000
GLENN RICHARD SKUTT & LESLIE HOWARD	3/31/14	Common	13,889	$25,000
STEVEN JENKINS IRA RBC CAPITAL MARKETS CORP.	3/31/14	Common	13,889	$25,000
SWEENEY, DAVID	3/31/14	Common	2,800	$5,040
TRAFFORD, JOHN	3/31/14	Common	41,667	$75,000
UFHEIL, DAVID A.	3/31/14	Common	27,778	$50,000
BACKUS, PETER	3/31/14	Common	27,778	$50,000
SIMON, MICHAEL & MARY	3/31/14	Common	27,778	$50,000
BOLTZ, WILLIAM	3/31/14	Common	41,667	$75,000
SEDBERRY, ERICA PITMAN	3/31/14	Common	41,667	$75,000
APGAR, CHRISTOPHER	3/31/14	Common	41,667	$75,000
SHANKARA, SRINIVAS	3/31/14	Common	11,112	$20,000
SCHEUER, RICORDON & SILVIA SUEREZ	3/31/14	Common	75,000	$135,000
JASON J S BARTON	3/31/14	Common	694	Consulting Services
JOSE ROMANO	3/31/14	Common	694	Consulting Services
OSCAR BRONSTHER	3/31/14	Common	2,222	Board Fees
LOWELL RUSH	3/31/14	Common	2,222	Board Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	3/31/14	Common	6,276	Consulting Services
J AND M GROUP LLC	3/31/14	Common	2,500	Consulting Services

STEVEN GIRGENTI	4/1/14	Common	2,222	Board Fees
MARK ABRAMS	4/25/14	Common	55,556	$100,000
RANDOLPH BARBA	4/25/14	Common	27,778	$50,000
STEPHEN BELL	4/25/14	Common	8,500	$15,300
RICHARD A. CLOYD	4/25/14	Common	30,000	$54,000
CRANSHIRE CAPITAL MASTER FUND LTD.	4/25/14	Common	41,668	$75,002
MARIO DELL’AERA	4/25/14	Common	95,556	$172,000
EQUITEC SPECIALISTS LLC	4/25/14	Common	13,888	$24,998
PATRICIA FISHER	4/25/14	Common	5,5556	$10,000
DONALD GISSLER	4/25/14	Common	27,778	$50,000
GREGORY J CARTER IRA	4/25/14	Common	27,778	$50,000
MICHEAL L HOFFMAN	4/25/14	Common	13,889	$25,000
ROB KAYMAN	4/25/14	Common	27,778	$50,000
DAVID KING	4/25/14	Common	6,667	$12,000
TOM KONSICKS	4/25/14	Common	55,556	$100,000
HARRI KYTOMAA	4/25/14	Common	5,556	$10,000
LINDA FRIEDMAN ROTH IRA	4/25/14	Common	2,778	$5,000
SANKAR PRAYAGA	4/25/14	Common	3,000	$5,400
TODD CHANNEL TRUST	4/25/14	Common	55,556	$100,000
SALIM WAKIL	4/25/14	Common	10,000	$18,000
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	4/25/14	Common	1,756	Consulting Fees
ALVARO PASCUAL-LEONE M.D.	4/30/14	Common	727	Consulting Fees
JOSEF ZIHL	4/30/14	Common	1,453	Consulting Fees
HAYDEN IR, LLC	6/11/14	Common	18,000	Consulting Fees

JASON BARTON	6/30/14	Common	630	Consulting Fees
JOSE ROMANO	6/30/14	Common	630	Consulting Fees
OSCAR BRONSTHER	6/30/14	Common	2,016	Board Fees
LOWELL RUSH	6/30/14	Common	1,512	Board Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	6/30/14	Common	6,329	Consulting Fees
STEVEN GIRGENTI	7/1/14	Common	2,016	Board Fees
ALVARO PASCUAL-LEONE M.D.	7/31/14	Common	570	Consulting Fees
JOSEF ZIHL	7/31/14	Common	1,141	Consulting Fees
JASON BARTON	9/30/14	Common	620	Consulting Fees
JOSE ROMANO	9/30/14	Common	620	Consulting Fees
OSCAR BRONSTHER	9/30/14	Common	1,984	Board Fees
LOWELL RUSH	9/30/14	Common	1,984	Board Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	9/30/14	Common	6,383	Board Fees
STEVEN GIRGENTI	10/1/14	Common	1,984	Board Fees
ALVARO PASCUAL-LEONE M.D.	10/31/14	Common	713	Consulting Fees
JOSEF ZIHL	10/31/14	Common	1,427	Consulting Fees
HAYDEN IR, LLC	11/10/14	Common	9,000	Consulting Fees
JASON BARTON	12/31/14	Common	849	Consulting Fees
JOSE ROMANO	12/31/14	Common	849	Consulting Fees
OSCAR BRONSTHER	12/31/14	Common	2,717	Board Fees
LOWELL RUSH	12/31/14	Common	2,717	Board Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	12/31/14	Common	8,380	Consulting Fees

STEVEN GIRGENTI	1/1/15	Common	2,717	Board Fees
ACORN MANAGEMENT PARTNERS . LLC	1/16/15	Common	13,889	Consulting Fees
ALVARO PASCUAL-LEONE M.D.	2/1/15	Common	919	Consulting Fees
JOSEF ZIHL	2/1/15	Common	1,838	Consulting Fees

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

	12/31/14	12/31/13	12/31/12
Revenues	$1,250,292	$1,089,374	$1,205,263
Net loss	$(4,049,712)	$(2,444,491)	$(2,926,210)
Net loss per share	$(.54)	$(0.39)	$(0.52)
Weighted average no. shares	7,559,407	6,324,175	5,637,690
Stockholders’ equity (deficit)	$2,888,902	$(3,315,243)	$(1,457,650)
Total assets	$3,813,743	$2,115,250	$2,561,161
Total liabilities	$924,841	$5,430,493	$4,018,810

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Revenue and Gross Margin:

			%
	2014	2013	Change
Revenue:
Vycor Medical	$893,028	$724,367	23%
NovaVision	$357,264	$365,007	(2)%
	$1,250,292	$1,089,374	15%
Cost of Revenue:
Vycor Medical	$(112,604)	$(95,528)	(18)%
NovaVision	$(43,696)	$(58,304)	35%
	$(156,300)	$(153,832)	(2)%
Gross Profit
Vycor Medical	$780,424	$628,839	24%
NovaVision	$313,568	$306,703	2%
	$1,093,992	$935,542	17%

Vycor Medical recorded revenue of $893,028 from the sale of its products for the year ended December 31, 2014, an increase of $168,661 from 2013, reflecting increased activity in the US and internationally. Gross margin of 87% was achieved in 2014 and 2013. Gross margin is mostly a product of sale mix between US sales through distributors, US sales direct and international sales. International sales are all indirect through distributors and end-market prices internationally tend to be lower.

NovaVision recorded revenues of $357,264 for the year ended December 31, 2014, a decrease of $7,743 from 2013, and gross margin of 88%, compared to 84% for 2013. NovaVision’s therapy suite has been undergoing significant development to (a) substantially reduce costs of delivery and to seek to drive down the price of VRT therapy to make it more affordable; (b) streamline business processes to make the therapy scalable and (c) add a new saccadic program into the patient’s overall therapy regime to broaden the range of benefits to patients from the therapy suite. As a result the Company did not intensively marketing its existing VRT program model during 2014.

Research and Development Expense:

Research and development expenses were $69,114 in 2014 compared to $53,451 for 2013. The expense increase is due to product development in Vycor Medical. Capitalized software development costs in NovaVision for the year ended December 31, 2014 and 2013 were $124,660 and $97,643, respectively. For the year ended December 31, 2014 the Company’s VRT 7.0 program completed the preliminary project stage, following which there was a capitalization of $73,413 of software development costs. Costs of $51,247 were capitalized for the Company’s NeuroEyeCoach and NeuroEyeCoach Pro Physician programs.

General and Administrative Expenses:

General and administrative expenses increased by $575,380 to $3,388,421 in 2014 from $2,813,041 in 2013. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for 2014 was $376,662, a decrease of $73,785 from $450,447 in 2013. Also included within General and Administrative Expenses are Sales Commissions, which increased by $123,765 to $214,317; $59,575 related to an increase in sales and the remaining $64,190 related to a change in Company policy. The remaining General and Administrative expenses increased by $525,400 from $2,272,042 to $2,797,442. An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Offering Costs	589,208	-
Payroll	146,785	-
Investor relations and road show costs	94,160	(171,864)
Legal, professional and other consulting	47,088	-
Sales, marketing and travel	39,096	-
Other	10,556	-
Board, financial and scientific advisory	(401,493)	98,079
Total change	525,400	$(73,785)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2014 decreased following debt repayment or conversion by $51,307 to $80,093 from $131,400 for 2013. Other Interest expense for 2014 decreased following debt repayment or conversion by $9,270 to $50,627 from $59,897 for 2013.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013	$ Change
Cash	$1,891,658	$31,303	$1,860,355
Accounts receivable, inventory and other current assets	$677,636	$627,649	$49,987
Total current liabilities	$(924,841)	$(5,430,492)	$4,505,651
Working capital (deficit)	$1,644,453	$(4,771,540)	$6,415,993
Cash provided by financing activities	$4,725,630	$1,089,071	$3,636,559

In January to April 2014 the Company held five separate closings (the “Closings”) of the sale of $5,000,000 in Units comprising shares of common stock and Series A and Series B Warrants to accredited investors in a continuing offering (the “Offering”) which allowed for maximum proceeds of $5,000,000. These Closings raised net proceeds, after expenses, of $4,472,841.

On August 5, 2014, the Company entered into a series of agreements with the Fountainhead, along with certain other related and non-related parties, to exchange all of the parties’ $2,355,587 of debt into Company Series D Convertible Preferred shares of equivalent value. The net impact of this transaction was to reduce debt by $2,355,587 and increase Stockholders’ Equity by the equivalent amount.

As of December 31, 2014 we had $1,891,658 cash, working capital of $1,644,453 and an accumulated deficit of $21,082,118. The Stockholders’ Equity at December 31, 2014 was $2,888,902, compared to a deficit of $3,315,243 at December 31, 2013, a change of $6,204,145. Debt at December 31, 2014 was $321,785 compared to $2,951,742 at December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At December 31, 2014 and 2013 patient deposits amounted to $32,869 and $25,467, respectively, and are reserved against in Other Current Liabilities.

Fixed assets

The Company records fixed assets at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and seven years. Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Derivative Liability

The Company accounts for the 34,723 Series A Warrants issued in connection with the Offering the holders of which have not waived their anti-dilution rights in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they have anti-dilution rights, they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised or until the anti-dilution provisions contained within the warrant agreements expire, and is classified in the balance sheet as a current liability. Any change in fair value of the warrant liability is recognized in the Company’s statement of operations as other income (loss).

Income taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method over the estimated life of five years.

Revenue Recognition

Vycor Medical generates revenue from the sale of its surgical access system to hospitals and other medical professionals. Vycor Medical records revenue when a completed contract for the sale exists, the product is invoiced and shipped to the customer. Vycor Medical does not provide for product returns or warranty costs.

NovaVision generates revenues from various programs, therapy services and other sources such as license sales. Therapy services revenues represent fees from NovaVision’s vision restoration therapy software, eye movement training software, diagnostic software, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision provides vision restoration therapy directly to patients. The typical vision restoration therapy consists of six modules, performed on average over 6 months in the U.S. and U.K. and 10 months in Germany. A patient contract comprises set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period. Patient therapy is restricted to being completed by a patient within a specified time frame. NovaVision’s saccadic training software is generally completed within 2-4 weeks and revenue is therefore recognized fully at commencement.

Deferred revenue results from patients paying for the therapy in advance of receiving the therapy.

Accounts Receivable

The Company’s accounts receivable are due from the hospitals and distributors in the case of Vycor Medical, and from patients directly for therapy or physicians for diagnostic products in the case of NovaVision. Accounts receivable are due once products have been delivered or at the time the therapy is initiated; however, for NovaVision therapy patients sometimes credit is extended through various payment plans based on individual financial conditions, generally not to exceed the 9 or 10 month therapy period. The outstanding balances are stated net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, and the customer’s ability to pay its obligations. The Company writes off accounts receivable when they become uncollectible.

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended December 31, 2014 and 2013 was $17,200 and $35,000, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's consolidated statements of operations.

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
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vycor Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Vycor Medical, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficiency), and cash flows for of the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
March 27, 2015

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

Table insert – table9p

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$1,891,658	$31,303
Trade accounts receivable, net of allowance for doubtful accounts of $2,721 and $6,474	123,815	212,660
Inventory	336,021	206,926
Prepaid expenses and other current assets	217,800	208,063
Total Current Assets	2,569,294	658,952

Fixed assets, net	582,434	706,197

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	345,113	444,095
Website, net of accumulated amortization	12,576	1,680
Security deposits	53,169	53,169
Total Intangible and Other assets	662,015	750,101

TOTAL ASSETS	$3,813,743	$2,115,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$221,703	$254,024
Accrued interest: Related Party	-	238,299
Accrued interest: Other	40,634	147,984
Accrued liabilities	320,927	1,838,443
Derivative liability	19,792	-
Notes payable: Related Party	-	2,373,557
Notes payable: Other	321,785	578,185
Total Current Liabilities	924,841	5,430,492

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 235,560 and 16.2
issued and outstanding as at December 31, 2014 and December 31, 2013 respectively	$24	$1
Common Stock, $0.0001 par value, 25,000,000 shares authorized at December 31,
2014 and 2013, 10,879,899 and 6,757,225 shares issued and 10,776,565 and 6,635,891
outstanding at December 31, 2014 and 2013 respectively	1,088	675
Additional Paid-in Capital	23,903,793	13,762,689
Treasury Stock (103,334 shares of Common Stock as at December 31, 2014 and 2013
respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(21,082,118)	(17,032,405)
Accumulated Other Comprehensive Income (Loss)	67,148	(45,170)

Total Stockholders’ Equity (Deficiency)	2,888,902	(3,315,243)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$3,813,743	$2,115,250

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Comprehensive Loss

Table insert – table9p

	For the year ended December 31,
	2014	2013
Revenue	$1,250,292	$1,089,374

Cost of Goods Sold	156,300	153,832

Gross Profit	1,093,992	935,542

Operating expenses:
Research and development	69,114	53,451
Depreciation and Amortization	368,605	350,526
General and administrative	3,388,421	2,813,041

Total Operating expenses	3,826,140	3,217,018

Operating loss	(2,732,148)	(2,281,476)

Other income (expense)
Interest expense: Related Party	(80,093)	(131,400)
Interest expense: Other	(50,627)	(59,897)
Gain (loss) on foreign currency exchange	(105,685)	28,282
Loss on extinguishment of debt	(682,039)	-
Loss on extension of warrants	(146,488)	-
Change in fair value derivative liability	(252,633)	-
Total Other Income (expense)	(1,317,565)	(163,015)

Loss Before Provision for Income Taxes	$(4,049,713)	$(2,444,491)

Provision for income taxes	-	-
Net Loss	$(4,049,713)	$(2,444,491)
Comprehensive Income
Foreign Currency Translation Adjustment	(112,318)	34,375
Net Comprehensive Loss	$(4,162,031)	$(2,410,116)

Net Loss Per Share
Basic and diluted	$(0.54)	$(0.39)

Weighted Average Number of Shares Outstanding – Basic and
Diluted	7,559,407	6,324,175

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Stockholders’ Equity (Deficiency)

	Common Stock		Preferred Stock - Series C		Preferred Stock - Series D		Treasury Stock		Additional Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI (Loss)	Total
Balance at January 1,
2013	6,020,555	$ 602	39.3	$ 1	-	$ -	(68,889)	$ (1,033)	$ 13,141,489	$ (14,587,914)	$ (10,795)	$ (1,457,650)
Issuance of stock for board
and consulting fees	136,449	13	-	-	-	-	-	-	288,424	-	-	288,437
Common stock issuance
for conversion of preferred
shares and warrants	342,974	34	(38)	-	-	-	-	-	(34)	-	-	-
Common stock issuance
for warrant exercises	257,181	26							332,810			332,836
Return of equity into
Treasury Stock	-	-	-	-	-	-	(34,445)	-	-	-	-	-
Common stock issuance
for stock split round-up	66	-	-	-	-	-	-	-	-	-	-	-
Accumulated
Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	(34,375)	(34,375)
Net loss for year ended
December 31, 2013										(2,444,491)		(2,444,491)
Balance at December 31,
2013	6,757,225	$ 675	1	$ 1	0	$ -	(103,334)	$ (1,033)	$ 13,762,689	$ (17,032,405)	$ (45,170)	$ (3,315,243)
Issuance of stock for board
and consulting fees	131,505	13	-	-	-	-	-	-	292,507	-	-	292,520
Share-based compensation
for consulting services	-	-	-	-	-	-	-	-	5,522	-	-	5,522
Issuances of shares and
warrants pursuant to
offering	2,777,808	278	-	-	-	-	-	-	3,387,446	-	-	3,387,724
Preferred shares issued in
exchange for debt	-	-			235,559	24			3,037,602	-	-	3,037,626
Revaluation of warrants on
extension									146,488			146,488
Common stock issuance
for conversion of preferred
shares	420,838	42	-	(1)			-	-	(162,059)	-	-	(162,017)
Common stock issuance
for accrued consulting fees	792,523	79	-	-	-	-	-	-	1,097,566			1,097,645
Reclassification of
derivative liability to
equity	-	-	-	-	-	-	-	-	2,336,032	-	-	2,336,032
Accumulated
Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	112,318	112,318
Net loss for year ended
December 31, 2014										(4,049,713)		(4,049,713)
Balance at December 31,
2014	10,879,899	$ 1,088	1	$ -	235,559	$ 24	(103,334)	$ (1,033)	$ 23,903,793	$ (21,082,118)	$ 67,148	$ 2,888,902

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows

Table insert – table9p

	For the year ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,049,713)	$(2,444,491)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	128,381	127,316
Depreciation of fixed assets	254,608	248,877
Inventory provision	2,567	35,000
Share based compensation	376,662	450,447
(Gain) loss on foreign exchange	105,685	(28,282)
Unrealized gain on change in fair value of derivative liability	252,633	-
Loss on extinguishment of debt	682,039	-
Loss on extension of warrants	146,488	-

Changes in assets and liabilities:
Accounts receivable	88,845	(67,868)
Inventory	(131,663)	48,651
Prepaid expenses	(88,356)	60,256
Change in accrued interest to related party	(255,034)	131,401
Change in accrued interest to other	(90,617)	59,745
Accounts payable	(32,321)	65,820
Accrued liabilities	(87,976)	574,757
Other current liabilities	(2,997)	(20,054)

Cash used in operating activities	(2,700,769)	(758,425)
Cash flows from investing activities:
Purchase of fixed assets	(130,845)	(128,054)
Purchase of website	(13,842)	-
Acquisition of subsidiary, net of cash acquired	-	(163,201)
Acquisition of patents	(26,455)	(66,752)
Cash used in investing activities	(171,142)	(358,007)
Cash flows from financing activities:
Proceeds from issuance of Common stock and Warrants	5,000,000	332,832
Proceeds from issuance of Notes Payable: Related Party	-	640,744
Proceeds from issuance of Notes Payable: Other	83,486	187,043
Repayment of Notes Payable to Related Party	(126,519)	-
Repayment of Notes Payable to Other	(231,337)	(71,548)
Cash provided by financing activities	4,725,630	1,089,071
Effect of exchange rate changes on cash	6,606	(1,157)
Net increase (decrease) in cash	1,860,325	(28,518)
Cash at beginning of year	31,303	59,821
Cash at end of year	$1,891,628	$31,303

Supplemental Disclosures of Cash Flow information:
Interest paid:	$462,194	$156
Non-Cash Transactions:
Common Stock issued on conversion of Preferred C Shares	-	$1,157,500

Acquisition of subsidiary: Deferred consideration payable	-	$161,530
Foreign exchange difference on deferred consideration		1,671
		$163,201

See accompanying notes to financial statements

1. FORMATION AND BUSINESS OF THE COMPANY

Business Description

Vycor Medical, Inc. (the “Company”) designs, develops and markets neurological medical devices and therapies through two operating divisions: Vycor Medical and NovaVision. Vycor Medical focuses on brain and cervical surgical access systems for sale to hospitals and medical professionals; NovaVision focuses on neuro-stimulation therapies and diagnostic devices for the treatment and screening of vision field loss resulting from neurological damage.

2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Vycor Medical, Inc., and its wholly-owned subsidiaries, NovaVision, Inc. (a Delaware corporation), NovaVision GmbH (a German corporation) and Sight Science Limited (a UK corporation), both wholly owned subsidiaries of NovaVision, Inc. The Company is headquartered in Boca Raton, FL. The operations of Sight Science have been consolidated since January 4, 2012 the date of the completion of the acquisition of all the shares of Sight Science. All material inter-company accounts, transactions, and balances have been eliminated in consolidation. Certain reclassifications and format changes have been made to prior year amounts to conform to the current year presentation.

Revenue Recognition
Vycor Medical generates revenue from the sale of its surgical access system to hospitals and other medical professionals. Vycor Medical records revenue when a completed contract for the sale exists, the product is invoiced and shipped to the customer. Vycor Medical does not provide for product returns or warranty costs.

NovaVision generates revenues from various programs, therapy services and other sources such as license sales. Therapy services revenues represent fees from NovaVision’s vision restoration therapy software, eye movement training software, diagnostic software, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision provides vision restoration therapy directly to patients. The typical vision restoration therapy consists of six modules, performed on average over 6 months in the U.S. and U.K. and 10 months in Germany. A patient contract comprises set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period. Patient therapy is restricted to being completed by a patient within a specified time frame. NovaVision’s saccadic training software is generally completed within 2-4 weeks and revenue is therefore recognized fully at commencement.

Deferred revenue results from patients paying for the therapy in advance of receiving the therapy.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At December 31, 2014 and 2013 patient deposits amounted to $32,869 and $25,467, respectively, and are reserved against in Other Current Liabilities.

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

Inventories
Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended December 31, 2014 and 2013 was $17,200 and $35,000, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's consolidated statements of operations.

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

Income taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Fixed assets
Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Derivative Liability
The Company accounts for the 34,723 Series A Warrants issued in connection with the Offering (all as defined in Note 7), the holders of which have not waived their anti-dilution rights (as detailed further in Note 7) in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they have anti-dilution rights, they do not meet the criteria for equity treatment and are recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised or until the anti-dilution provisions contained within the warrant agreements expire, and is classified in the balance sheet as a current liability. Any change in fair value of the warrant liability is recognized in the Company’s statement of operations as other income (loss).

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

Research and Development
The Company expenses all research and development costs as incurred. For the years ended December 31, 2014 and 2013, the amounts charged to research and development expenses were $69,114 and $53,451, respectively.

Software Development Costs
The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc. on November 30, 2010 and $363,472 as part of the acquisition of the assets of Sight Science Limited on January 4, 2012. For the year ended December 31, 2014 the Company’s VRT 7.0 program completed the preliminary project stage, following which there was a capitalization of $73,413 of software development costs. Costs of $21,463 were capitalized for the Company’s NeuroEyeCoach program (prior to being brought into service in March 2014 with a total capitalized value of $119,106) and $29,784 for the NeuroEyeCoach Pro Physician Model.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	December 31,	December 31,
	2014	2013
Stock options outstanding	25,557	5,557
Warrants to purchase common stock	5,911,715	1,404,599
Debentures convertible into common stock	171,138	441,768
Preferred shares convertible into common stock	1,110,438	239,265
Total	7,218,848	2,091,189

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2017, and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard, including the transition method, on its consolidated results of operations, financial position and cash flows.

3. NOTES PAYABLE

Related Party Notes Payable

As of December 31, 2014 and December 31, 2013 Related Party Notes Payable consists of:

	December 31,	December 31,
	2014	2013
During the years 2009 to 2013 the Company issued convertible debentures in the aggregate amount of $1,733,006, payable to Fountainhead Capital Management (“Fountainhead”), the beneficial owner of more than 50% of the Company’s common stock. These debentures accrue interest at a rate of 6% per annum. The Holder is entitled to convert all or any amount of the principal face amount of the debentures then outstanding into shares of common stock of the Company at the conversion price of $1.88 per share, subject to adjustment, and does not require bifurcation. On August 5, 2014 the holder exchanged the note into Series D Convertible Preferred Stock of Vycor, see Note below.	-	1,733,007

During the years 2010 to 2013, the Company issued convertible debentures in the amount of $645,550 payable to Peter Zachariou, a Director of the Company. These debentures accrue interest rate of 6% per annum. The Holder is entitled to convert all or any amount of the principal face amount of the debenture then outstanding into shares of common stock of the Company at the conversion price of $2.85 per share, subject to adjustment and does not require bifurcation. On August 5, 2014 the holder exchanged the note into Series D Convertible Preferred Stock of Vycor.	-	625,550

In the period August 9 to December 2013 the Company issued short term, unsecured notes payable to David Cantor, in the aggregate amount of $15,000. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. This note was repaid in February 2014.	-	15,000

Total Related Party Notes Payable:	-	$2,373,557

Other Notes Payable

As of December 31, 2014 and 2013 Other Notes Payable consists of:

	December 31,	December 31,
	2014	2013

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company an adjusted conversion price of $1.80 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended to December 31, 2015, subject to certain early repayment provisions.

	300,000	300,000

During the years 2012 to 2013 the Company issued short term, unsecured notes payable to Craig Kirsch in the aggregate amount of $111,550. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. The due date for this note was extended to January 2, 2017, subject to certain early repayment provisions. On August 5, 2014 the holder exchanged the note into Series D Convertible Preferred Stock of Vycor.	-	111,550

In September 2012 the Company issued short term, unsecured notes payable to Osbaldo Trading Limited in the amount of $42,900. The notes accrue interest at a rate of 6% per annum, are due on demand or one year after the issue date and are junior to the secured debentures and Preferred C Stock of the Company. This note was repaid in June 2014.	-	42,900

On October 22, 2013 the Company issued a term note for $100,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due November 30, 2013. This note was repaid in January 2014.	-	100,000

Insurance policy finance agreements. During the year ended December 31, 2014 the Company received proceeds from Insurance policy finance agreement of $81,913 and made repayments of $83,862. The notes are due over the next twelve months.	21,786	23,735

Total Other Notes Payable:	$321,786	$578,185

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

Table insert nonbanded – table

	December 31,
	2014	2013
Revenue:
Vycor Medical	$893,028	$724,367
NovaVision	357,264	365,007
Total Revenue	$1,250,292	$1,089,374
Gross Profit:
Vycor Medical	780,424	628,839
NovaVision	313.568	306,703
Total Gross Profit	$1,093,992	$935,542
Total Assets:
Vycor Medical	$2,644,513	$799,120
NovaVision	1,169,230	1,316,130
Total Assets	$3,813,743	$2,115,250

(b) Geographic information. The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

Table insert nonbanded – tableful

	December 31,
	2014	2013
Revenue:
United States	$1,034,034	$858,751
Europe	216,258	230,623
Total Revenue	$1,250,292	$1,089,374
Gross Profit:
United States	$901,503	$732,404
Europe	192,489	203,138
Total Gross Profit	$1,093,992	$935,542
Total Assets:
United States	$3,367,679	$1,604,142
Europe	446,064	511,108
Total Assets	$3,813,743	$2,115,250

5. FIXED ASSETS

As of December 31, 2014 and 2013, Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

		December 31,	December 31,
	Estimated Useful Lives	2014	2013
Machinery and equipment	3 years	$136,356	$146,344
Leasehold Improvements	5 years	6,206	6,206
Purchased Software	3 years	24,993	17,833
Molds and Tooling	5 years	234,230	234,230
Furniture and fixtures	7 years	20,079	22,288
Therapy Devices	3 years	86,286	87,906
Internally Developed Software	5 years	1,143,918	1,021,681
		1,652,068	1,536,488

Less: Accumulated depreciation and amortization		(1,069,634)	(830,291)

Property and Equipment, net		$582,434	$706,197

Depreciation expense for the years ended December 31, 2014 and 2013 was $254,608 and $248,877 respectively, including $14,383 and $25,667 respectively for Therapy Devices which is allocated to Cost of Sales.

6. INTANGIBLE ASSETS

As of December 31, 2014 and 2013, Intangible Assets consists of:

Table insert nonbanded – tableful

	December 31,
	2014	2013
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$799,362	$772,414
Accumulated Amortization	(454,249)	(328,319)
	$345,113	$444,095
Amortized intangible assets: Website (5 years useful life)
Gross carrying Amount	$32,750	$18,908
Accumulated Amortization	$(20,174)	$(17,228)
	$12,576	$1,680

Intangible assets not subject to amortization
Trademarks	$251,157	$251,157

Intangible asset amortization expense for the periods ended December 31, 2014 and 2013 was $128,381 and $127,316, respectively.

7. EQUITY

2014 Private Placement Offering

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

Under the terms of the Placement Agent agreement with Garden State Securities, Inc. (“GSS”) (see Note 12), the Company issued an aggregate of 402,033 Placement Agent Warrants, on almost identical terms to the Series A Warrants.

The Series A Warrants and Placement Agent Warrants carried anti-dilution rights (which arose in the event the Company sold securities at a price below $2.05 within one year of the date that the initial Registration Statement has been declared effective by the SEC). Effective May 15, 2014 these anti-dilution rights were waived for all but 34,723 of the Series A Warrants and for all of the Placement Agent Warrants. Accordingly, 34,723 shares of Common Stock are subject to anti-dilution and are recorded as a derivative liability in accordance with the guidance contained in ASC 815-40-15-7D (see Notes 2 and 9)

Other Equity Transactions

During January to December 2014, the Company issued: 8,516 shares of Common Stock (valued at $20,000) to Steven Girgenti, 8,939 shares of Common Stock (valued at $20,000) to Oscar Bronsther and 8,435 shares of Common Stock (valued at $18,750) to Lowell Rush in consideration for services provided to the Board of Directors; and 2,720 shares of Common Stock (valued at $6,250) to Alvaro Pasual-Leone, 5,441 shares of Common Stock (valued at $12,500) to Josef Zihl and 2,793 shares of Common Stock (valued at $6,250) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During January to December 2014, in accordance with the terms the Consulting Agreement, the Company issued 27,368 shares of Common Stock (valued at $60,000) to Fountainhead.

During January 2014, the Company issued 3,000 and 2,000 shares respectively of Common Stock (valued at $5,400 and $3,600 respectively) to Del Mar Consulting Group, LLC and Alex Partners respectively under the terms of their advisory amendment agreements.

On March 11, 2014 the Company entered into an Amendment Agreement with GSS. Under the Amendment Agreement, the Company agreed to issue 30,000 shares of Common Stock (valued at $66,000) on the date of the Amendment Agreement in respect of the period January to December 2014, rather than 7,500 shares per month under the original agreement.

During March 2014, in accordance with the terms of an investor relations advisory agreement, the Company issued 2,500 shares of Common Stock (valued at $4,700) to J and M Group, LLC.

During June to December 2014, in accordance with the terms of an investor relations advisory agreement, the Company issued 27,000 shares of Common Stock (valued at $62,820) to Hayden IR, LLC.

On August 5, 2014, the Company entered into a series of agreements with Fountainhead, along with certain other related and non-related parties (together, the “Fountainhead Parties”), to exchange all of the parties’ $2,355,587 of debt into an equivalent amount of Company preferred equity. Under the terms of the exchange, the Fountainhead Parties received 235,590 of newly-issued Company Series D Convertible Preferred shares (“Series D”) that are convertible into Company Common Shares at a price of $2.15. The Series D carry a cumulative preferred dividend of 7% per annum, payable in cash or Series D at the Company’s option. On the second (2nd) anniversary of the date of issuance of the Series D, the dividend rate is increased to 12% per annum. The Company is able to redeem the Series D at par at any time, at its sole option. The Fountainhead Parties will receive a number of warrants equivalent to 75% of the Company Common Shares issuable on conversion of the Series D, exercisable at $3.08 per share for a period of three (3) years from the date of issuance. If the Series D has not then been redeemed or converted within three years from date of issuance, the Fountainhead Parties will receive additional warrants equivalent to 50% of the shares of the Company Common Shares issuable on conversion of the Series D that they then hold, exercisable at the then market price.

In August 2014, Fountainhead entered into an agreement with the Company preventing it from selling any Vycor Shares currently held by Fountainhead below $4.50. In return, the Company agreed to extend the life of certain of Fountainhead’s existing warrants expiring in 2015 to the same 3-year term as the warrants issued under the exchange of Fountainhead debt into Company Preferred Shares. The fair value of the extended terms was determined, using Black-Scholes, and recorded on the balance sheet, and the difference between fair value of the extended terms and of the existing terms of $146,488 was recognized in the income statement as loss on extension of warrants.

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis. For the years ended December 31, 2014 and 2013, 20,000 and 0 employee stock options were granted.

For the years ended December 31, 2014 and 2013, the Company recognized share-based compensation of $0 and $0, respectively.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan. As of December 31, 2014 there were no awards of any stock appreciation rights.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

		Weighted average
		exercise price
STOCK WARRANTS:	Number of shares	per share
Outstanding at December 31, 2012	1,749,874	$3.03

Granted	-	-
Exercised	(341,941)	1.49
Cancelled or expired	(3,334)	10.50
Outstanding at December 31, 2013	1,404,599	$3.39

Granted	5,226,120	$2.61
Exercised	-	-
Cancelled or expired	(719,004)	$4.46
Outstanding at December 31, 2014	5,911,715	$2.57

		Weighted average
		exercise price
STOCK OPTIONS:	Number of shares	per share
Outstanding at December 31, 2012	5,557	$20.25

Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2013	5,557	$20.25

Granted	20,000	$2.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2014	25,557	$5.97

As of December 31, 2014, the weighted-average remaining contractual life of outstanding warrants and options is 2.24 and 3.20 years, respectively.

Non-Employee Stock Compensation

During the year ended December 31, 2014, the Company issued an aggregate of 8,516, 8,939 and 8,435 shares of common stock, respectively, valued at $20,000, $20,000 and $18,750 to each of Steven Girgenti, Oscar Bronsther and Lowell Rush for services rendered to the board of directors. For the year ended December 31, 2014, a total of $58,750 was recognized as share-based compensation for the issuance of these shares.

During the year ended December 31, 2014 the Company issued an aggregate of 2,720, 2,793 and 2,793 shares of common stock, respectively, valued at $6,250, to each of Alvaro Pascual-Leone, Jason Barton and Jose Romano and 5,441 shares of common stock valued at $12,500 to Josef Zihl for services rendered to the Scientific Advisory Board of NovaVision. For the year ended December 31, 2014 an aggregate of $31,250 was recognized as share-based compensation for the issuance of these shares.

During January to December 2014, in accordance with the terms the Consulting Agreement, the Company issued 27,368 shares of Common Stock valued at $60,000 to Fountainhead.

On January 2, 2014 the Company issued warrants to Dr. Donald O’Rourke to purchase 7,000 shares of Vycor Common Stock at an exercise price of $3.08 per share, exercisable for a period of three years. The fair value of these warrants was estimated at $5,522 using Black-Scholes and the full value was recognized immediately.

In November 2013, the Company entered into three-month extension amendments to the existing agreements with Del Mar Consulting, Inc. and Alex Partners, LLC under which 33,000 and 27,000 shares of Company Common Stock respectively were issued, valued at $66,000 and $54,000 respectively. The value of these shares was amortized over the period of the agreement, and for the year ended December 31, 2014 aggregate stock compensation of $78,620 was recognized as share-based compensation in connection with these agreements. Under the extension agreement, the Company had the option to pay all or part of the monthly fees in cash and for January 2014 3,000 shares valued at $5,400 were issued to Del Mar and 2,000 shares valued at $3,600 were issued to Alex Partners.

On July 2, 2013, the Company entered into an advisory agreement with a registered broker-dealer to provide certain financial advisory services to the Company. Under the terms of the advisory agreement, the Company issued 27,000 restricted shares of Company Common Stock to the broker-dealer on execution, which was valued on the date of issuance at $66,000, which was recognized as share based compensation through December 31, 2014.

In March 2014, the Company entered into a one-month investor relations advisory agreement with J and M Group, LLC, under which the Company issued 2,500 shares of Common Stock valued at $4,700, which was fully expensed in March 2014.

In March 2014, the Company entered into an investor relations advisory agreement with Hayden IR, LLC, under which the Company issued 18,000 shares of Common Stock valued at $43,020, which is being amortized over the six months from April to September, 2014. In November 2014 the Company issued 9,000 shares of Common Stock valued at $19,800 which was amortized by December 31, 2014. For the year ended December 31, 2014 total stock compensation of $62,820 was recognized as share-based compensation in connection with this agreement.

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the above non-employees for the year ended December 31, 2014 was $376,662. As of December 31, 2014, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The stock compensation expensed during the year ended December 31, 2014 resulted only from the issuance of Common Stock valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing model for warrant-based stock compensation in year ended December 31, 2014:

	Year ended December 31,
	2014	2013
Risk-free interest rates	0.78%	0.42-1.60%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	75%	96-99%
Vycor Common Stock fair value	$2.05	$3.00-$4.50

9. FAIR VALUE MEASUREMENTS

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

	December 31,
Description	2014	Level 1	Level 2	Level 3
Warrant Liability	$19,792	$-	$-	$19,792

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

Balance at January 1, 2014	$-
Issuance of Series A Warrants and Placement Agent Warrants as part of Offering Units on January 2,	2,103,195
January 31, February 24, February 28 and March 31, April 25, 2014
Change in fair value during period	252,633
Reclassification to equity from waiver of anti-dilution on May 15, 2014	(2,336,036)
Balance at December 31, 2014	$19,792

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

The following assumptions were used in calculations of the Monte Carlo Simulation model for the year ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Risk-free interest rates	0.58-0.93%	-
Expected life	2.09 – 3.00 years	-
Expected dividends	0%	-
Expected volatility	71-97%	-
Vycor Common Stock fair value	$1.79-$2.70	-

10. INCOME TAXES

Loss Before Taxes

	December 31, 2014	December 31, 2013
Domestic	$3,646,424	$2,216,711
Foreign	403,289	227,780
	$4,049,713	$2,444,491

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2014 and 2013, to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2014	2013
US statutory rate	$(1,417,399)	$(855,572)
Tax difference between foreign and U.S.	28,909	21,169
Change in Valuation Allowance	(1,388,490)	(834,403)
Tax Provision	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013
Operating loss carry-forward	$4,800,000	$3,100,000
Deferred tax asset before Valuation allowance	4,800,000	3,100,000
Valuation allowance	(4,800,000)	(3,100,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2014 and December 31, 2013.

Net Operating Loss Carry-Forwards
As of December 31, 2014 and 2013, the Company had U.S. accumulated losses for tax purposes of approximately $13,800,000 and $9,000,000 respectively, which may be carried forward and offset against U.S. taxable income, and which expire during the tax years 2027 through 2032.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2014 and 2013, the Company had German accumulated losses for tax purposes of approximately $740,000 and $620,000 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations. Such carry-forwards are subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership.

As of December 31, 2014 and 2013, the Company had UK accumulated losses for tax purposes of approximately $180,000 and $140,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates
The applicable US income tax rate for the Company for both of the years ended December 31, 2014 and 2013 was 35%. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2014 and 2013 was 31.58%; the UK applicable rate for both the years ended December 31, 2014 and 2013 was 20%.

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

Uncertain Tax Position
The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2014 and 2013. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

11. COMMITMENTS AND CONTINGENCIES

Lease
The Company leases approximately 10,000 sq. ft. located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the year ended December 31, 2014 and 2013 was $202,083 and $182,197 respectively.

Potential German tax liability
In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the years ended December 31, 2014 and 2013).

Potential China Patent Infringement
The Company was made aware in 2012 that a competitor had been granted a patent for related technology, and appeared to be entering the market with products that infringe the Company’s own issued patent. Following investigation, the Company initiated an invalidation of the competitor’s patent; in March 2014 the Patent Re-examination Board issued an Examination Decision invalidating all the claims of the competitor’s patent. The competitor appealed the decision, but the Company has contested the appeal. A final decision on the appeal is pending. The Company has, in the interim, also prepared to enforce its own patent against this competitor. The Company has also been made aware that a second competitor has filed a patent application for related technology and also may be producing a product that potentially infringes the Company’s patent, and has filed documents with the State Intellectual Property Office opposing grant of the patent application. As a general rule the Company intends to take all necessary action to protect its patent portfolio. As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims.

12. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the year ended December 31, 2014:

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

Investor Relations Agreements

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

In October 2014, the Company entered into consulting agreements with JLS Ventures, LLC (“JLS”) and JDR Capital Partners (“JDR”) relating to implementation of the Company’s global Investor Relations and Public Relations Strategy. Effective as of December 3, 2014, the Company terminated each of the JLS and JDR agreements. These terminations were amicable on the part of all parties. With respect to the JLS agreement, the Company agreed that JLS could retain all amounts paid by the Company for services through the date of termination and the parties agreed that no further amounts were due and payable by the Company on account of the agreement and JLS agreed to return the 100,000 shares of Company common stock which had been previously issued to JLS. With respect to the JDR agreement, the Company agreed that JDR could retain all amounts paid by the Company for services through the date of termination and the parties agreed that no further amounts were due and payable by the Company on account of the agreement.

13. RELATED PARTY TRANSACTIONS

2014 Private Placement Offering

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

Other Related Party Transactions

During January to December 2014, in accordance with the terms the Consulting Agreement, the Company issued 27,368 shares of Common Stock (valued at $60,000) to Fountainhead.

During 2014 related party accrued interest due payments were made to: Fountainhead ($236,952); Peter Zachariou, a director of the Company ($81,840); and David Cantor, a director of the Company ($247).

On August 5, 2014, the Company entered into a series of agreements with Fountainhead, along with certain other related and non-related parties (together, the “Fountainhead Parties”), to exchange all of the parties’ $2,355,587 of debt into an equivalent amount of Company preferred equity. Under the terms of the exchange, the Fountainhead Parties received 235,590 of newly-issued Company Series D Convertible Preferred shares (“Series D”) that are convertible into Company Common Shares at a price of $2.15. The Series D carry a cumulative preferred dividend of 7% per annum, payable in cash or Series D at the Company’s option. On the second (2nd) anniversary of the date of issuance of the Series D, the dividend rate is increased to 12% per annum. The Company is able to redeem the Series D at par at any time, at its sole option. The Fountainhead Parties will receive a number of warrants equivalent to 75% of the Company Common Shares issuable on conversion of the Series D, exercisable at $3.08 per share for a period of three (3) years from the date of issuance. If the Series D has not then been redeemed or converted within three years from date of issuance, the Fountainhead Parties will receive additional warrants equivalent to 50% of the shares of the Company Common Shares issuable on conversion of the Series D that they then hold, exercisable at the then market price.

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

There were no other related party transactions during the year ended December 31, 2014.

14. SUBSEQUENT EVENTS

Share Issuance

During January to March 2015, the Company issued 2,717 shares of Common Stock (valued at $5,000) to Steven Girgenti, 919 shares of Common Stock (valued at $1,562) to Alvaro Pascale-Leone and 1,838 share of Common Stock (valued at $3,125) to Josef Zihl.

During January 2015, the Company issued 13,889 shares of Common Stock (valued at $25,000) to Acorn Management Partners, LLC, in respect of an investor relations services agreement.

Other Subsequent Events

In March 2015 Vycor agreed to pay $65,000 in cash to purchase a portfolio of two pending United States patent applications which disclose approaches to integrating surgical navigation systems into optically-transparent neurosurgical obturators.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

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

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	53
David Marc Cantor	President and a Director	48
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	56
Steven Girgenti	Director	69
Oscar Bronsther, M.D.	Director	62
Lowell Rush	Director	58
Pascale Mangiardi	Director	42

Peter C. Zachariou, 53, was appointed a Director of the Company in May 2010, Executive Vice President in September 2010 and Chief Executive Officer on January 2, 2014. He is an investment manager for Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. For the past 20 years, Mr. Zachariou has been an active investor in a variety of companies and industries, both public and private, specializing in workouts and capital formation. Mr. Zachariou's investments and activities have predominantly been in U.S. emerging and growth companies across a broad range of industry sectors. He has also been proprietor and operator of several businesses in the U.K. and U.S. in the manufacturing, retail and leisure industries.

David Marc Cantor, 48, has been President of the Company since September 2010 and a Director since January 2010. He is an investment manager of Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies across a broad range of sectors. Mr. Cantor has over 22 years experience in Investment Banking with a focus on Mergers and Acquisitions and Equity Capital Raisings. Prior to Fountainhead from 2001 – 2005 he was at Citigroup Capital Markets where he was Co-head of its European Business Development Group and subsequently European Head of its Diversified Industrials and Aerospace activities. Prior to Citigroup he was a Managing Director in M&A at Donaldson Lufkin & Jenrette and worked at Lehman Brothers both in New York and London in both the Equity Capital and M&A groups. Mr. Cantor has a BSc with Honours from City Business School, London.

Adrian Christopher Liddell, 56, has been Chairman of the Board and a Director of the Company since January 2010, and serves as the Company’s CFO. He is an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. Mr. Liddell has 30 years of strategic, corporate and financial advisory and company investment. From 2003-2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003, Mr. Liddell served as Managing Director, Mergers & Acquisitions at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998, Mr. Liddell held various positions at Samuel Montagu & Co, Lehman Brothers and Erik Penser Corporate Finance in London. Mr. Liddell qualified as a Chartered Accountant in 1984 and holds an MA from Christ’s College, Cambridge University.

Steven Girgenti, 69, has been a director since November 2008 and is Chairman of the Nominating and Governance Committee and of the Compensation Committee. He is presently the Managing Partner of Medi-Pharm Consulting, LLC providing strategic services to a number of medical device, pharmaceutical and diagnostic businesses. Steve was formerly President, CEO, Director and Co-Founder of DermWorx, a specialty pharmaceutical company dedicated to solutions for dermatological conditions. Steve was also the Worldwide Chairman of Ogilvy Healthworld, a leading global healthcare communications network with 55 offices in 36 countries. The network has more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world's leading healthcare companies. Mr. Girgenti founded Healthworld in 1986 and, under his leadership, the company made numerous acquisitions to expand and diversify the business. Healthworld went public in 1997. In 1998, and again in 1999, Business Week named Healthworld one of the "Best Small Corporations in America". In 1999, Forbes listed Healthworld as one of the "200 Best Small Companies". Mr. Girgenti was recognized as "Entrepreneur of the Year" by NASDAQ in 1999, and was named Med Ad News' first "Medical Advertising Man of the Year" in 2000. In 2010 he was inducted into the Medical Advertising Hall of Fame. In addition to Vycor Medical, Mr. Girgenti is a presently Executive Chairman of BioAffinity Technologies, Inc. (formerly known as Biomoda, Inc.). and has served as a Director of Burren Pharmaceuticals and Pharmacon International. He is also Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City, and is on the Board of Directors for Jack Martin Fund, a Mt. Sinai Hospital affiliated charitable organization devoted to pediatric oncology research. He graduated from Columbia University and has worked in the pharmaceutical industry since 1968 for companies such as Bristol-Myers Squibb, Carter Wallace and DuPont, as well as advertising agencies that specialize in healthcare. During his career, Steve has held positions in marketing research, product management, new product planning and commercial development.

Oscar Bronsther, M.D., F.A.C.S, 62, has been a director since November 2011. Dr. Bronsther is Chief Executive Officer of MetaStat, Inc. (OTCBB: MTST), a development stage life sciences company that develops and commercializes diagnostic products for the early and reliable prediction and treatment of systemic metastasisis. Dr Bronsther is also currently Clinical Professor at George Washington University, Washington, DC and has served in that capacity since 2002. He had previously served as an Associate Professor at the University of Rochester, Rochester, NY (1994-2001), University of Pittsburgh, Pittsburgh, PA (1989-1994) and University of California San Diego (1984), and Chairman, Section of General Surgery at Inova Fairfax Hospital. Since 2002, he has served as a Board Member, National Board Member and Director of Transplant Services of Kaiser Permanente Medical Group. Dr. Bronsther is a graduate of the University of Rochester (B.A. 1973) and Downstate Medical Center, Brooklyn, N.Y. (M.D. 1978). He did post-graduate work at Downstate Medical Center (Research Assistant 1975; Kidney Transplant Fellowship 1983-1984), Mount Sinai Medical Center, New York, N.Y (Residency 1978-1983) and Children’s Hospital Medical Center, Boston, MA (Research Fellowship 1980-1981). He resides in Potomac, MD.

Lowell Rush, 58, was appointed a Director in April 2013 and is Chairman of the Audit Committee. Mr. Rush has extensive experience in financial management and operational development, and since December 2013 has been Chief Financial Officer of Ft. Lauderdale-based Direct Insite Corp (OTCQB:DIRI)., a leading provider of cloud-based e-invoicing solutions. Previously, he was Chief Operating Officer of Miami-based Cosmetic Dermatology, Inc., and held positions as: CFO of Bijoux Terner, LLC (2008-2010); CFO of Little Switzerland, Inc. (2006-2008); and VP Sales Operations of Rewards Network, Inc. He is a CPA with an MBA in International Business, who has also held financial management roles at multinational companies Sunglass Hut International, Burger King Corporation and Knight-Ridder, Inc. He began his career with the accounting firms Ernst & Young and Deloitte & Touche.

Pascale Mangiardi, 42, has been our director since October 2007. She is presently the founder and President of Rougemont Management Services LLC. From 2002-2006, she was a financial officer for John R. Mangiardi, MD, PC and from 2001 - 2002, she was the Assistant CEO at Hirslanden-Group Management AG, Zurich. Ms. Mangiardi holds a Diploma from the Swiss Business Administration School.

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

None of our directors and executive officers have during the past five years:

●	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;
●	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding;
●	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;
●	or been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Our Company has three committees of its Board of Directors—(a) a Nominating and Governance Committee (b) a Management Compensation Committee and (c) an Audit Committee. The Board of Directors has approved charters for each committee. Steven Girgenti is Chairman of the Nominating and Governance Committee and the Management Compensation Committee, and Lowell Rush is a member. Lowell Rush is Chairman of the Audit Committee and Steven Girgenti and Adrian Liddell are members. The Committees are intended to operate consistent with applicable NASDAQ governance requirements.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company's common stock.

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2014 and 2013, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2014 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

							Non-Qualified
							Deferred
Name and				Stock	Option	Non-Equity	Compensation	All other
Principal		Salary	Bonus	Awards	Awards	Incentive Plan	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	Compensation	($)	($)	($)
Peter Zachariou	2013	$—	—	—	—	—	—	—	—
CEO	2014	$—	—	—	—	—	—	—	—
David Cantor	2013	$—	—	—	—	—	—	—	—
President	2014	$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Option Awards
Equity Incentive
Plan Awards:
		Number of	Number of	Number of
		Securities	Securities	Securities
		Underlying	Underlying	Underlying
		Unexercised	Unexercised	Unexercised	Option
		Options (#)	Unearned Options	Options (#)	Exercise Price	Option
Name	Grant Date	Exercisable	(#)	Unexercisable (1)	($)	Expiration Date
Kenneth T. Coviello	2/15/2008		-	3,334	$20.25	2/12/2018
Heather N. Vinas	2/15/2008		-	2,223	$20.25	2/12/2018

Equity Compensation Plan Information
	Number of
	securities
	to be issued upon		Number of securities
	exercise of		remaining available for
	outstanding	Weighted-average	future issuance under
	options, warrants	exercise price of	equity compensation
	and rights	outstanding options,	plans (excluding securities
Plan category	(a)	warrants and rights	reflected in column (a)
Equity compensation plans approved by security holders	6,667	$20.25	17,676
Equity compensation plans not approved by security holders	3,333	28.50	–
Total	7,000	$20.70	17,676

(1)	As of December 31, 2014

Warrants Issued to Management

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Warrant
		Exercisable	Exercisable	Exercise Price	Warrant
Name	Grant Date	Warrants	Warrants	($)	Expiration Date
None
Total		-

Employment Agreements

Effective September 30, 2010, the Company entered into virtually identical employment agreements with David Cantor to serve as the Company’s Interim President and Peter C. Zachariou to serve as the Company’s Interim Chief Executive Officer. Each employment agreement continued until August 30, 2011 and was then automatically extended unless terminated by either party, and provided that the executives receive no compensation for services rendered under the agreements.

Effective January 2, 2014, the Company entered into: amended employment agreements with Peter Zachariou and David Cantor to serve as the Company’s Chief Executive Officer and President respectively; and an employment agreement with Adrian Liddell to serve as the Company’s Chief Financial Officer. Each agreement continues for a period of twelve months from the date of the Initial Closing or until the appointment of a replacement (with agreed transition periods) and is then automatically extended unless terminated by either party. The agreements provide for no monthly compensation to be payable, but a deferred compensation payable of $110,000 for each individual, subject to certain conditions being met. The compensation will be payable in cash or Restricted Shares of the Company’s Common Stock.

Compensation of Directors

During the period January 1, 2014 through March 27 2015, we granted Steven Girgenti, Oscar Bronsther, M.D. and Lowell Rush a total of 8,516, 8,939 and 8,435 shares of the Company’s Common Stock respectively for their service to the Board of Directors, and Lowell Rush received cash of $2,500. Each of Mr. Girgenti, Dr. Bronsther and Mr. Rush are entitled to receive $5,000 in cash or stock at the option of the company per quarter. No other directors of the Company receive compensation for their service to the Company other than as disclosed under Employment Agreements above.

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

		Amount and Nature of	Percent of
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner (1)	Class (2)
Common Stock	Steven Girgenti	37,613	*
Common Stock	Oscar Bronsther, M.D	25,010	*
Common Stock	Lowell Rush	13,047	*
Common Stock	Pascale Mangiardi	--	0.00%
Common Stock	Adrian Christopher Liddell	--	0.00%
Common Stock	Marc David Cantor	--	0.00%
Common Stock	Peter C. Zachariou	211,239	1.92%
Series D Preferred
Stock	Peter C. Zachariou	62,674	25.71%
Common Stock	All executive officers and directors as a
	group	286,909	2.61%
Series D Preferred	All executive officers and directors as a
Stock	group	62,674	25.71%
Common Stock	Fountainhead Capital Management Limited
	Portman House Hue Street, St. Helier, Jersey
	JB4 5RP	4,366,844	49.94%
Series D Preferred	Fountainhead Capital Management Limited
Stock	Portman House Hue Street, St. Helier, Jersey
	JB4 5RP	164,149	67.33%

*	Less than 1%

(1)	In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on March 27, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 27, 2015 (10,795,928 shares of Common Stock and 243,803 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	In addition, in determining the percent of common stock owned by a person or entity on March 27, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on March 27, 2015 (10,795,928 shares of Common Stock and 243,803 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Please refer to Financial Statement, Note 13, which is incorporated in its entirety by this reference

Director Independence

As of March 27, 2015, of our seven (7) directors, Steven Girgenti, Oscar Bronsther, Lowell Rush and Pascale Mangiardi are considered "independent" in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining three (3) directors are not considered “independent”. Therefore a majority of the board is independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and December 31, 2013, respectively, were approximately $43,250 and $40,310.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2014 and 2013 were $2,000 and $2,000 respectively.

All Other Fees

Fees billed for other products or services provided by our principal accountant for the fiscal years ended December 31, 2014 and December 31, 2013 were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm
●	Balance Sheets as of December 31, 2014 and 2013 (audited)
●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and 2013 (audited)
●	Statements of Stockholders’ Deficit from January 1, 2013 to December 31, 2014 (audited)
●	Statement of Cash Flows for the years ended December 31, 2014 and 2013 (audited)
●	Notes to Financial Statements (audited)

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit
31.1.	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive
Officer)

Date	March 30, 2015

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Table insert nonbanded - table

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	March 30, 2015

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	March 30, 2015

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and
Accounting Officer)

Date	March 30, 2015

By:	/s/ Steven Girgenti
Steven Girgenti
Director

Date	March 30, 2015

By:	/s/ Oscar Bronsther, M.D.
Oscar Bronsther, M.D.
Director

Date	March 30, 2015

By:	/s/ Lowell Rush
Lowell Rush
Director

Date	March 30, 2015

By:	/s/ Pascale Mangiardi
Pascale Mangiardi
Director

Date	March 30, 2015