Form 10-Q
period 2015-03-31
VYCOR MEDICAL INC
filed 2015-05-15
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal quarter ended	March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to

VYCOR MEDICAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	333-149782	20-3369218
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6401 Congress Ave., Suite 140, Boca Raton, FL 33487
(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (561) 558-2020

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

There were 10,821,126 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of May 14, 2015.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$1,285,215	$1,891,658
Trade accounts receivable, net of allowance for doubtful accounts of $6,470 and $2,721	166,046	123,815
Inventory	310,735	336,021
Prepaid expenses and other current assets	244,537	217,800
Total Current Assets	2,006,533	2,569,294

Fixed assets, net	530,383	582,434

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	390,486	345,113
Website, net of accumulated amortization	11,770	12,576
Security deposits	46,919	53,169
Total Intangible and Other assets	700,332	662,015

TOTAL ASSETS	$3,237,248	$3,813,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$150,008	$221,703
Accrued interest	52,469	40,634
Accrued liabilities	315,876	320,927
Derivative liability	31,945	19,792
Notes payable	330,259	321,785
TOTAL CURRENT LIABILITIES	880,557	924,841

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 243,804 and 235,560
issued and outstanding as at March 31, 2015 and December 31, 2014 respectively	$24	$24

Common Stock, $0.0001 par value, 25,000,000 shares authorized 10,914,396 and
10,879,899 shares issued and 10,811,062 and 10,776,565 outstanding at March 31,
2015 and December 31, 2014 respectively	1,090	1,088

Additional Paid-in Capital	24,078,553	23,903,793
Treasury Stock (103,334 shares of Common Stock as of March 31, 2015 and December
31, 2014 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(21,888,744)	(21,082,118)
Accumulated Other Comprehensive Income	166,801	67,148

Total Stockholders’ Equity	2,356,691	2,888,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,237,248	$3,813,743

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the three months ended
	March 31,
	2015	2014
Revenue	$328,552	$358,122

Cost of Goods Sold	51,692	42,957

Gross Profit	276,860	315,165

Operating expenses:
Research and development	23,226	15,356
Depreciation and Amortization	82,649	94,096
General and administrative	779,302	1,198,252

Total Operating expenses	885,177	1,307,704

Operating loss	(608,317)	(992,539)

Other income (expense)
Interest expense: Related Party	-	(33,829)
Interest expense: Other	(11,838)	(14,294)
Gain (loss) on foreign currency exchange	(91,872)	(632)
Change in fair value of derivative liability	(12,153)	253,284
Total Other income (expense)	(115,863)	204,529

Loss Before Provision for Income Taxes	(724,180)	(788,010)

Provision for Income Taxes	-	-
Net Loss	(724,180)	(788,010)
Preferred dividends	(82,446)	-

Net Loss available to common shareholders	(806,626)	(788,010)

Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(99,653)	522

Net Comprehensive Loss	$(906,279)	$(787,488)

Loss Per Share
Basic and diluted	$(0.07)	$(0.09)

Weighted Average Number of Shares Outstanding	10,845,092	8,995,082

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(724,180)	$(788,010)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	21,521	36,906
Depreciation of fixed assets	63,794	60,337
Provision for inventory	7,580	-
Share based compensation expense	88,150	168,655
(Gain) loss on foreign exchange	99,653	(28,282)
Change in fair value of derivative liability	12,153	(253,284)

Changes in assets and liabilities:
Accounts receivable	(43,920)	(76,361)
Inventory	17,433	(21,446)
Prepaid expenses	(23,724)	(75,635)
Security Deposits	6,250	-
Accounts payable	(69,838)	(80,833)
Accrued interest: Related Party	-	33,829
Accrued interest: Other	11,836	(129,459)
Accrued liabilities	(3,564)	(8,652)
Other current liabilities	8,940	3,887

Cash used in operating activities	$(527,916)	$(1,158,348)
Cash flows used in investing activities:
Purchase of fixed assets	(12,497)	(29,634)
Purchase of website	-	(5,628)
Acquisition of patents	(66,276)	(5,361)
Cash used in investing activities	(78,773)	(40,623)
Cash flows from financing activities:
Proceeds from issuance of Common Stock Offering	-	4,070,140
Net proceeds from issuance of Notes Payable: Other	33,801	28,525
Repayment of Notes Payable: Related Party	-	(126,519)
Repayment of Notes Payable: Other	(25,328)	(126,923)
Cash provided by financing activities	8,473	3,845,223
Effect of exchange rate changes on cash	(8,227)	29,534
Net increase (decrease) in cash	(606,443)	2,675,786
Cash at beginning of period	1,891,658	31,303
Cash at end of period	$1,285,215	$2,707,089

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$143,871
Preferred stock dividends satisfied in new preferred stock	$82,446	$-

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of Vycor Medical, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2014 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Software Development Costs
The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years once the software has been brought into service. Capitalized software development costs for the three months ended March 31, 2015 and 2014 were $12,497 and $29,634, respectively.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	March 31,	March 31,
	2015	2014
Stock options outstanding	25,557	5,557
Warrants to purchase common stock	6,011,715	5,002,217
Debentures convertible into common stock	195,816	518,631
Preferred shares convertible into common stock	1,148,782	14,815
Total	7,381,870	5,541,220

3. NOTES PAYABLE

As of March 31, 2015 and December 31, 2014, Notes Payable consists of:

	March 31, 2015	December 31, 2014

On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company an adjusted conversion price of $1.80 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended to December 31, 2015.

	300,000	300,000

Insurance policy finance agreements. During the period ended March 31, 2015 the Company received proceeds from Insurance policy finance agreement of $33,801 and made repayments of $25,328. The notes are due over the next twelve months.	30,259	21,786

Total Notes Payable:	$330,259	$321,786

The company assesses the value of the beneficial conversion feature of its convertible debt by determining the intrinsic value of such conversion, under ASC 470, at the time of issuance. At the time of issuance of the convertible debt instruments set out above, the fair value of the stock was either the same or less than the conversion price, and so there was no value attributable to any beneficial conversion feature.

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

	Three Months Ended March 31,
	2015	2014
Revenue:
Vycor Medical	$258,849	$263,711
NovaVision	69,703	94,411
Total Revenue	$328,552	$358,122
Gross Profit:
Vycor Medical	$219,051	$233,409
NovaVision	57,809	81,756
Total Gross Profit	$276,860	$315,165

	March 31,	December 31,
	2015	2014
Total Assets:
Vycor Medical	$2,116,843	$2,644,513
NovaVision	1,120,405	1,169,230
Total Assets	$3,237,248	$3,813,743

(b) Geographic information
The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,
	2015	2014
Revenue:
United States	$283,939	$293,161
Europe	44,613	64,961
Total Revenue	$328,552	$358,122
Gross Profit:
United States	$238,352	$258,241
Europe	$38,508	$56,924
Total Gross Profit	$276,860	$315,165

	March 31,	December 31,
	2015	2014
Total Assets:
United States	$2,835,655	$3,367,679
Europe	401,593	446,064
Total Assets	$3,237,248	$3,813,743

5. EQUITY

Equity Issuance

During January to March 2015, the Company issued: 2,717 shares of Common Stock (valued at $5,000) to Steven Girgenti, 2,660 shares of Common Stock (valued at $5,000) to Oscar Bronsther and 2,660 shares of Common Stock (valued at $5,000) to Lowell Rush in consideration for services provided to the Board of Directors; and 919 shares of Common Stock (valued at $1,563) to Alvaro Pascual-Leone, 1,838 shares of Common Stock (valued at $3,125) to Josef Zihl and 831 shares of Common Stock (valued at $1,563) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During January to March 2015, in accordance with the terms the Consulting Agreement, the Company issued 8,152 shares of Common Stock (valued at $15,000) to Fountainhead.

During the period ended March 2015, in accordance with the terms of an investor relations advisory agreement, the Company issued 13,889 shares of Common Stock (valued at $25,000) to Acorn Management Partners.

During the period ended March 2015 Preferred D Stock, convertible into shares of Common Stock, was issued in respect of Preferred Dividends as follows: 5,745 shares of Preferred D Stock, convertible into 26,721 shares of Common Stock (valued at $57,453) to Fountainhead; 2,119 shares of Preferred D Stock, convertible into 9,856 shares of Common Stock (valued at $21,194) to Peter Zachariou; and 380 shares of Preferred D Stock, convertible into 1,767 shares of Common Stock (valued at $3,799) to Craig Kirsch.

Warrants and Options

The details of the outstanding warrants and options are as follows:

		Weighted
		average
	Number of	exercise price
STOCK WARRANTS:	shares	per share
Outstanding at December 31, 2013	1,404,599	$3.39

Granted	5,226,120	2.61
Exercised	-	-
Cancelled or expired	(719,004)	4.46

Outstanding at December 31, 2014	5,911,715	$2.57

Granted	100,000	2.56
Exercised	-	-
Cancelled or expired	-	-

Outstanding at March 31, 2015	6,011,715	$2.57

		Weighted
		average
	Number of	exercise price
STOCK OPTIONS:	shares	per share
Outstanding at December 31, 2013	5,557	$20.25

Granted	20,000	$2.00
Exercised	-	-
Cancelled or expired	-	-

Outstanding at December 31, 2014	25,557	$5.97

Granted	-	-
Exercised	-	-
Cancelled or expired	-	-

Outstanding at March 31, 2015	25,557	$5.97

As of March 31, 2015, the weighted-average remaining contractual life of outstanding warrants and options is 2.01 and 2.95 years, respectively.

6. SHARE-BASED COMPENSATION

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis. For the period ended March 31, 2015 and 2014, the Company recognized share-based compensation of $25,011 and $0, respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan. As of March 31, 2015 there were no awards of any stock appreciation rights.

Non-Employee Stock Compensation

		3 months ended
		March 31, 2015
Name	Description	$ in period
Steven Girgenti	2,717 shares issued for services rendered to the board of directors	$5,000

Oscar Bronsther	2,660 shares issued for services rendered to the board of directors	$5,000

Lowell Rush	2,660 shares issued for services rendered to the board of directors	$5,000

Alvaro Pascual-Leone	919 shares issued for services rendered to the Scientific Advisory Board	$1,563

Jason Barton	831 shares issued for services rendered to the Scientific Advisory Board	$1,563

Jose Romano	831 shares issued for services rendered to the Scientific Advisory Board	$1,563

Josef Zihl	1,838 shares issued for services rendered to the Scientific Advisory Board	$3,125

Fountainhead Capital Mgmt	8,152 shares issued in accordance with the terms of the consulting agreement	$15,000

Acorn Management Partners	13,889 shares issued in relation to an investor advisory agreement	$20,834

Gordon Holmes	100,000 warrants issued in relation to an investor advisory agreement	$4,492

Total Compensation		$63,139

Totals and Fair Values

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the employees and non-employees for the three months ended March 31, 2015 was $88,150. As of March 31, 2015, there was $4,167 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

Stock-based compensation expenses related to common stock, options and warrants granted to employees and non-employees are recognized as the services are received or the stock, options and warrants are earned. The common stock, options or warrants meet the criteria for equity treatment and their fair is estimated at the grant date. Expense related to common stock is recognized on a straight-line basis over the period during which services are to be received; expense related to options and warrants is recognized on a straight-line basis over the shorter of the period during which services are to be received or the life of the option or warrant. The fair value of the common stock is determined by the then-prevailing share price. The grant date fair value of the options and warrants is estimated using the Black-Scholes option pricing model on the basis of the fair value of the underlying common stock on the measurement date, using the assumptions noted in the table below. Expected volatility is based on the historical volatility of a peer group of publicly traded companies.

The following assumptions were used in calculations of the Black-Scholes option pricing model for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Risk-free interest rates	1.07%	0.78%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	101%	75%
Vycor Common Stock fair value	$2.00	$2.05

7. FAIR VALUE MEASUREMENTS

The Company has adopted ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis (the 2,062,108 Series A Warrants and Placement Agent Warrants issued as part of the Units in connection with the Offering) as of March 31, 2015 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	March 31, 2015	Level 1	Level 2	Level 3
Warrant Liability	$31,945	$-	$-	$31,945

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

Balance at January 1, 2015	$19,792

Change in fair value	12,153

Balance at March 31, 2015	$31,945

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

The following assumptions were used in calculations of the Monte Carlo Simulation model for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Risk-free interest rates	0.56%	0.68-0.93%
Expected life	1.84 years	3 years
Expected dividends	0%	0%
Expected volatility	93%	71-83%
Vycor Common Stock fair value	$1.84	$1.88-2.39

8. COMMITMENTS AND CONTINGENCIES

Lease
The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the three months ended March 31, 2015 and 2014 was $47,211 and $50,178 respectively.

Potential German tax liability
In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the three months ending March 31, 2015, other than recording the monthly payments as an expense.

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

9. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the three months ended March 31, 2015:

Under the terms of an amended Consulting Agreement between the Company and Fountainhead, Fountainhead is paid a monthly retainer of $10,000 per month, payable $5,000 in cash and $5,000 payable in Company Common Stock at the end of each quarter.

In January 2015, the Company entered into a twelve (12) month agreement to provide financial advisory, strategic business planning and professional relations services, with Acorn Management Partners (“Acorn”). Under the terms of the Acorn Agreement, Acorn receives $8,000 in cash per month and 25,000 shares of Restricted Common Stock in the first two three month periods and $8,000 in cash per month and 75,000 shares of restricted common stock in the final two three month periods.

In March 2015, the Company entered into a twelve (12) month agreement to provide investor relations services with Gordon Holmes. Under the terms of the agreement, Gordon Holmes received warrants to purchase 100,000 Vycor shares of Common Stock at $2.56, exercisable for a period of three years.

10. RELATED PARTY TRANSACTIONS

On March 31 2015, in accordance with the terms of the Consulting Agreement, the Company issued 8,152 shares of Common Stock (valued at $15,000) to Fountainhead.

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q:

Share Issuance

During April to May 2015, the Company issued 2,660 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors, and 925 and 1,849 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During April 2015 the Company issued 4,630 shares of Common Stock (valued at $8,333) to Acorn Partners in accordance with the terms of the Acorn Agreement.

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

Vycor Medical

Introduction

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2003 compliant, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, full regulatory approvals in Australia, Brazil, Canada, China, Korea and Japan and is seeking or has partial regulatory approvals in India, Russia, Taiwan and Vietnam.

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

International Sales

Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. Vycor Medical has regulatory approvals for VBAS in Australia, Brazil, Canada, China, Europe (Class III), Korea and Japan and is seeking or has partial regulatory approvals in India, Russia, Taiwan and Vietnam with distribution agreements in place or being sought.

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

●

“Rigid endoscopic resection of deep-seated or intraventricular brain tumors”, by Yukinori Akiyama, Masahiko Wanibuchi, Takeshi Mikami, Yoshifumi Horita, of the Dept of Neurosurgery, Sapporo Medical University, School of Medicine, Hokkaido Japan. Published in Neurological Research, Mar 2014. Conclusion: Strong retraction may cause significant brain and vascular damage; tubular retractors can help minimize retraction injury. The rigid endoscopic technique using a thick tubular sheath [VBAS] provides an alternative medial approach that improves visualization and increases working space. We believe that this technique [rigid endoscope resection through a sheath] is a safer, more reliable, and less invasive method for the treatment of deep-seated brain tumors.

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

●

“A Percutaneous Transtubular Middle Fossa Approach for Intracanalicular Tumors” by Antonio Bernardo, Alexander I. Evins, Apostolos J Tsiouris and Philip E Stieg. of the Department of Neurological Surgery, Weill Cornell Medical College, New York-Presbyterian Hospital, New York. Conclusion: “All 10 approaches were successfully completed through the tubular retractor [VBAS] with minimal retraction of the temporal lobe. Excellent visualization of the structures within the internal auditory World Neurosurgery canal was achieved with both the microscope and 3D endoscope…”

Manufacturing

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

3. International Market Growth
Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. In Europe, the Company currently only has a limited number of distributors and is only now turning its focus to this geographic region. VBAS has full regulatory approvals in Australia, Brazil, Canada, China, Europe (EU – Class III), Korea and Japan and is seeking or has partial regulatory approvals in India, Russia, Taiwan and Vietnam. Vycor Medical plans on focusing on the international markets and is actively pursuing new distribution agreements.

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

NovaVision’s VRT is the only medical device aimed at the restoration of vision lost as a result of neurological damage which has FDA 510(k) clearance to be marketed in the U.S.; VRT and NeET both have CE Marking for the EU and NeuroEyeCoach™ is registered in the US as a Class I 510(k) exempt device. NovaVision has 33 granted and 5 pending patents worldwide.

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

NovaVision’s Growth Strategy

Our strategic vision for NovaVision has been to develop and provide a clinically supported, affordable and scalable visual therapy solution offering broad benefits to those suffering visual impairment following neurological brain damage; and to offer solutions for both patients and physicians alike. VRT was, in effect, a prototype with a delivery and service model too costly to be affordable and scalable, and with 70% of patients experiencing significant positive outcome but 30% of patients therefore experiencing little to no improvement.

Our first steps were to build a world-class scientific advisory board and acquire Sight Science, the only credible competitor, from Prof. Arash Sahraie and the University of Aberdeen. Prof. Sahraie, Chair in Vision Sciences at the University, became our Chief Scientific Officer and led the advisory board made up of experts in the field from Harvard Medical School, Univ. of Miami Miller School of Medicine and the Max Planck Institute in Germany, to develop the strategy to deliver our vision:

•

Broadening Patient Benefits: the creation of NeuroEyeCoach™. Two things happen when someone suffers from vision related disorders following a stroke or the like: there is a loss of visual field as well as difficulty with eye movement, affecting the ability to integrate visual information. NeuroEyeCoach addresses patients' difficulty with their eye movements and their ability to integrate visual information. While VRT addresses the restoration of lost vision, NeuroEyeCoach enables the patient to make the most of their remaining vision; the two therapies provided in a suite are therefore highly complementary and ensure broad benefits to NovaVision's patients.

•

Cost Effective and Affordable. Migrated therapy delivery from provided-hardware to internet-delivered onto patients' computers, significantly reducing cost without changing the therapy itself. Further cost reduction has been achieved through considerable business process streamlining. Development is complete and NovaVision will launch this commercially during the second quarter.

•

Scalable. NovaVision's therapy is now affordable, with broader benefits and truly scalable and deliverable to the mass market.

NovaVision is now positioned, for the first time, with the suite of therapies and product offerings to deliver on our strategic vision: to provide a clinically supported, affordable and scalable visual therapy solution offering broad benefits to those suffering visual impairment following neurological damage; and to offer solutions for both patients and physicians alike.

For Patients:

•

VRT and NeuroEyeCoach Therapy Suite. We will commence marketing and providing during the second quarter our two complementary therapies, internet-delivered in a package for $900.

•

NeuroEyeCoach. For patients with visual impairments who are not suitable, for whatever reason, for VRT, we provide NeuroEyeCoach on its own for $450.

For Physicians:

•

Vision Diagnostic (VIDIT). A diagnostic system that enables therapists to perform high-resolution visual field tests in less than 10 minutes to screen for visual field deficits as a result of neurological brain damage. NovaVision has received approval for and entered into an agreement to offer VIDIT throughout the 100+ network of HealthSouth rehabilitation centers in the U.S.; therapists are then able to refer patients to NovaVision. As we roll this out to the HealthSouth network we will also market this model to other rehabilitation chains and centers.

•

NeuroEyeCoach Pro Center. Enables stroke rehabilitation and other centers to treat patients while in their care, both as in-patient and out-patient. This model is being trialed in 3 centers in the U.S. and 5 in Europe, with positive feedback.

•

NovaVision and NeuroEyeCoach Pro Physician. Enables physicians to register patients in their clinic who complete the therapy at home, supported by NovaVision but monitored by the physician through a dedicated portal.

We believe NovaVision's therapy and product offerings for patients and physicians are unique, and that we are now well placed to deliver value from this large potential market.

Employees
We currently have 14 employees.
Website. The Company operates websites at www.vycormedical.com and www.novavision.com.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Revenue and Gross Margin:

			%
	2015	2014	Change
Revenue:
Vycor Medical	$258,849	$263,711	(2)%
NovaVision	69,703	94,411	(26)%
Total Revenue	$328,552	$358,122	(8)%

Gross Profit
Vycor Medical	$219,051	$233,408	(6)%
NovaVision	57,809	81,757	(29)%
Total Gross Profit	$276,860	$315,165	(12)%

Vycor Medical recorded revenue of $258,849 from the sale of its products for the three months ended March 31, 2015, a decrease of $4,862, or (2)%, over the same period in 2014, which reflected additional revenue from the fulfillment of backlog. Revenue for the three months ended March 31, 2015 represented an increase of $76,564 or 42% over the three months ended December 31, 2014. Gross margin of 82% was recorded for the three months ended March 31, 2015 compared to 89% for the same period in 2014.

NovaVision recorded revenues of $69,703 for the three months ended March 31, 2015, a decrease of $24,708 over the same period in 2014, and gross margin of 83%, compared to 87% for the same period in 2014. Of the total decrease of $24,708, $8,834 was in respect of the impact of foreign exchange differences in the translation of revenues from NovaVision’s European subsidiaries. NovaVision’s therapy suite has been undergoing significant development to: substantially reduce costs of delivery; as a result drive down the price of VRT therapy to make it affordable; streamline business processes to make the therapy scalable; add a new saccadic program to broaden the range of benefits to patients from the therapy suite. As a result the Company is not intensively marketing its existing VRT program model and this, together with NovaVision’s intense focus on development, impacted revenues.

Research and Development Expense:
Research and development (“R&D”) expenses were $23,226 for the three months ended March 31, 2015, as compared to $15,356 for the same period in 2014. Capitalized software development costs for the three months ended March 31, 2015 and 2014 were $12,497 and $29,633, respectively.

General and Administrative Expenses:

General and administrative expenses decreased by $418,950 to $779,302 for the three months ended March 31, 2015 from $1,198,252 for the same period in 2014. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended March 31, 2015 was $88,150, a decrease of $80,505 over $168,655 in 2014. Also included within General and Administrative Expenses are Sales Commissions, which increased by $2,546 to $48,929. The remaining General and Administrative expenses decreased by $340,991 from $983,214 to $642,223.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Offering costs	$(444,539)	$(33,000)
Investor relations costs	14,598	(33,995)
Board, financial and scientific advisory	27,110	(38,521)
Legal, professional and other consulting	(7,737)	-
Sales, marketing and travel	6,455	-
Payroll	69,136	25,011
Other	(6,014)	-
Total change	$(340,991)	$(80,505)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended March 31, 2015 decreased by $33,829 to $0 from $33,829 for 2014 due to the exchange of the Related Party notes to Series D Convertible Preferred Stock of Vycor in August 2014. Other Interest expense for 2015 decreased by $3,086 to $11,838 from $14,924 for 2014, due to the exchange of the certain notes to Series D Convertible Preferred Stock of Vycor in August 2014.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014	$ Change
Cash	$1,285,215	$1,891,658	$(606,443)
Accounts receivable, inventory and other current assets	$721,318	$677,636	$43,682
Total current liabilities	$(880,557)	$(924,841)	$44,284
Working capital/(deficit), excluding derivative liability	$1,125,976	$1,644,453	$(518,477)
Cash provided by financing activities	$8,473	$4,725,630	$(4,717,157)

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

Cash and cash equivalents
The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At March 31, 2015 and December 31, 2014 patient deposits amounted to $31,377 and $32,869, respectively, and are reserved against in Other Current Liabilities.

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended March 31, 2015 and 2014 was $7,580 and $0, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's consolidated statements of operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 8, 2015, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2015.

VYCOR MEDICAL, INC.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
President and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)