Form 10-Q
period 2015-06-30
VYCOR MEDICAL INC
filed 2015-08-14
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal quarter ended                 June 30, 2015

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

There were 10,848,071 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 14, 2015.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

PART I

ITEM 1.  FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets
Cash	$1,010,718	$1,891,658
Trade accounts receivable, net of allowance for doubtful accounts of $2,711 and $2,721	113,472	123,815
Inventory	285,289	336,021
Prepaid expenses and other current assets	186,343	217,800
Total Current Assets	1,595,822	2,569,294

Fixed assets, net	479,114	582,434

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	368,036	345,113
Website, net of accumulated amortization	14,041	12,576
Security deposits	46,919	53,169
Total Intangible and Other assets	680,153	662,015

TOTAL ASSETS	$2,755,089	$3,813,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$124,566	$221,703
Accrued interest	64,436	40,634
Accrued liabilities	287,288	320,927
Derivative liability	-	19,792
Notes payable	315,307	321,785
TOTAL CURRENT LIABILITIES	791,597	924,841

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 243,804 and 235,560 issued and outstanding as at June 30, 2015 and December 31, 2014 respectively	$24	$24
Common Stock, $0.0001 par value, 25,000,000 shares authorized 10,941,783 and 10,879,899 shares issued and 10,838,449 and 10,776,565 outstanding at June 30, 2015 and December 31, 2014 respectively	1,094	1,088
Additional Paid-in Capital	24,124,693	23,903,793
Treasury Stock (103,334 shares of Common Stock as of June 30, 2015 and December 31, 2014 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(22,309,012)	(21,082,118)
Accumulated Other Comprehensive Income	147,726	67,148

Total Stockholders’ Equity	1,963,492	2,888,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,755,089	$3,813,743

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Revenue	$286,018	$298,540	$614,570	$656,662

Cost of Goods Sold	33,981	35,767	85,674	78,724

Gross Profit	252,037	262,773	528,896	577,938

Operating expenses:
Research and development	15,672	37,395	38,898	52,751
Depreciation and Amortization	86,708	98,997	169,357	193,093
General and administrative	607,750	829,989	1,387,052	2,028,240

Total Operating expenses	710,130	966,381	1,595,307	2,274,084

Operating loss	(458,093)	(703,608)	(1,066,411)	(1,696,146)

Other Income (Expense)
Interest expense – Related Party	-	(33,613)	-	(67,442)
Interest expense - Other	(11,842)	(12,327)	(23,682)	(26,621)
Gain (loss) on foreign currency exchange	17,723	(5,560)	(74,147)	(6,193)
Change in fair value derivative liability	31,945	(523,277)	19,792	(269,993)
Total Other expense	37,826	(569,217)	(78,038)	(364,056)

Loss before Provision for Income Taxes	$(420,267)	$(1,278,385)	$(1,144,448)	$(2,066,395)

Provision for Income Taxes

Net Loss	$(420,267)	$(1,278,385)	$(1,144,448)	$(2,066,395)

Preferred Dividends	-	-	(82,446)	-

Net Loss available to common shareholders	$(420,267)	$(1,278,385)	$(1,266,894)	$(2,066,395)
Comprehensive Loss Foreign Currency Translation Adjustment	19,076	5,905	(80,577)	6,427
Net Comprehensive Loss	$(401,191)	$(1,272,480)	$(1,307,471)	$(2,059,968)
Loss Per Share
Basic and diluted	$(0.04)	$(0.12)	$(0.11)	$(0.21)

Weighted Average Number of Shares Outstanding	10,819,691	10,570,609	10,806,338	9,787,198

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,144,448)	$(2,066,395)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	41,700	74,944
Depreciation of fixed assets	132,418	125,786
Provision for inventory	15,162
Share based compensation expense	138,460	259,727
Loss on foreign exchange	74,147	6,193
Change in fair value of derivative liability	(19,792)	269,993
Changes in assets and liabilities:
Accounts receivable	10,342	15,753
Inventory	35,570	(32,747)
Prepaid expenses	65,259	990
Security Deposits	6,250	-
Accounts payable	(97,137)	(68,737)
Accrued interest: Related Party	-	(218,895)
Accrued interest: Other	23,803	(115,868)
Accrued liabilities	(33,638)	(45,550)

Cash used in operating activities	$(751,904)	$(1,794,806)
Cash flows used in investing activities:
Purchase of fixed assets	(26,486)	(62,001)
Purchase of website	(3,250)	(13,842)
Acquisition of patents	(66,276)	(6,199)
Cash used in investing activities	(96,012)	(82,042)
Cash flows from financing activities:
Proceeds from issuance of Common Stock Offering	-	5,000,000
Repayment of Notes Payable: Related Party	-	(126,519)
Repayment of Notes Payable: Other	(40,280)	(186,716)
Cash provided by financing activities	(40,280)	4,686,765
Effect of exchange rate changes on cash	7,256	(1,168)
Net increase (decrease) in cash	(880,940)	2,808,749
Cash at beginning of period	1,891,658	31,303
Cash at end of period	$1,010,718	$2,840,052

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$430,208
Preferred stock dividends satisfied in new preferred stock	$82,446	$-

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

The condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Derivative Liability

The Company has accounted for the 34,723 Series A Warrants issued in connection with the Offering (all as defined in Note 5), the holders of which have not waived their anti-dilution rights (as detailed further in Note 5) in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they had anti-dilution rights, they did not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instrument as a liability at its fair value and adjusted the instrument to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised or until the anti-dilution provisions contained within the warrant agreements expired, and was classified in the balance sheet as a current liability. Any change in fair value of the warrant liability was recognized in the Company’s statement of operations as other income (loss). The anti-dilution provisions expired on June 11, 2015 and accordingly the liability has been extinguished.

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage.  Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years once the software has been brought into service. Capitalized software development costs for the six months ended June 30, 2015 and 2014 were $26,486 and $55,039, respectively.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	June 30,	June 30,
	2015	2014
Stock options outstanding	25,557	5,557
Warrants to purchase common stock	6,007,048	5,226,523
Debentures convertible into common stock	202,465	477,716
Preferred shares convertible into common stock	1,148,782	14,815
Total	7,383,851	5,724,611

3.   NOTES PAYABLE

As of June 30, 2015 and December 31, 2014, Notes Payable consists of:
	June 30, 2015	December 31, 2014
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
	300,000	300,000

Insurance policy finance agreements. During the period ended June 30, 2015 the Company made repayments of $40,280. The notes are due over the next twelve months.	15,307	21,785

Total Notes Payable:	$315,307	$321,785

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Vycor Medical	$221,258	$203,191	$480,107	$466,902
NovaVision	64,760	95,349	134,463	189,760
Total Revenue	$286,018	$298,540	$614,570	$656,662
Gross Profit:
Vycor Medical	$193,743	$177,717	$412,794	$411,125
NovaVision	58,294	85,056	116,102	166,813
Total Gross Profit	$252,037	$262,773	$528,896	$577,938

	June 30, 2015	December 31, 2014
Total Assets:
Vycor Medical	$1,728,797	$2,644,513
NovaVision	1,026,292	1,169,230
Total Assets	$2,755,089	$3,813,743

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
United States	$248,059	$238,474	$531,998	$531,635
Europe	37,959	60,066	82,572	125,027
Total Revenue	$286,018	$298,540	$614,570	$656,662
Gross Profit:
United States	$217,977	$207,577	$456,328	$465,816
Europe	34,060	55,196	72,568	112,122
Total Gross Profit	$252,037	$262,773	$528,896	$577,938

	June 30, 2015	December 31, 2014
Total Assets:
United States	$2,379,325	$3,367,679
Europe	375,764	446,064
Total Assets	$2,755,089	$3,813,743

5.   EQUITY

Equity Issuance

During January to June 2015, the Company issued: 5,377 shares of Common Stock (valued at $10,000) to Steven Girgenti, 6,085 shares of Common Stock (valued at $10,000) to Oscar Bronsther and 6,085 shares of Common Stock (valued at $10,000) to Lowell Rush in consideration for services provided to the Board of Directors; and 1,844 shares of Common Stock (valued at $3,125) to Alvaro Pasual-Leone, 3,687 shares of Common Stock (valued at $6,250) to Josef Zihl and 1,901 shares of Common Stock (valued at $3,125) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During January to June 2015, in accordance with the terms the Consulting Agreement, the Company issued 16,485 shares of Common Stock (valued at $30,000) to Fountainhead, a related party.

During the period ended June 2015, in accordance with the terms of an investor relations advisory agreement, the Company issued 18,519 shares of Common Stock (valued at $33,333) to Acorn Management Partners.

During the period ended June 2015 Preferred D Stock, convertible into shares of Common Stock, was issued in respect of Preferred Dividends as follows: 5,745 shares of Preferred D Stock, convertible into 26,721 shares of Common Stock (valued at $57,453) to Fountainhead; 2,119 shares of Preferred D Stock, convertible into 9,856 shares of Common Stock (valued at $21,194) to Peter Zachariou; and 380 shares of Preferred D Stock, convertible into 1,767 shares of Common Stock (valued at $3,799) to Craig Kirsch.

Warrants and Options

The details of the outstanding warrants and options are as follows:
STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2013	1,404,599	$3.39
Granted	5,226,120	2.61
Exercised	-	-
Cancelled or expired	(719,004)	4.46
Outstanding at December 31, 2014	5,911,715	$2.57
Granted	100,000	2.56
Exercised	-	-
Cancelled or expired	(4,667)	-
Outstanding at June 30, 2015	6,007,048	$2.57

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2013	5,557	$20.25
Granted	20,000	$2.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2014	25,557	$5.97
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2015	25,557	$5.97

As of June 30, 2015, the weighted-average remaining contractual life of outstanding warrants and options is 1.76 and 2.69 years, respectively.

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.   For the period ended June 30, 2015 and 2014, the Company recognized share-based compensation of $25,011 and $0, respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of June 30, 2015 there were no awards of any stock appreciation rights.

Non-Employee Stock Compensation

		6 months ended
		June 30, 2015
Name	Description	$ in period
Steven Girgenti	5,377 shares issued for services rendered to the board of directors	$10,000
Oscar Bronsther	6,085 shares issued for services rendered to the board of directors	$10,000
Lowell Rush	6,085 shares issued for services rendered to the board of directors	$10,000
Alvaro Pascual-Leone	1,844 shares issued for services rendered to the Scientific Advisory Board	$3,125
Jason Barton	1,901 shares issued for services rendered to the Scientific Advisory Board	$3,125
Jose Romano	1,901 shares issued for services rendered to the Scientific Advisory Board	$3,125
Josef Zihl	3,687 shares issued for services rendered to the Scientific Advisory Board	$6,250
Fountainhead Capital Mgmt	16,485 shares issued in accordance with the terms of the consulting agreement	$30,000
Acorn Management Partners	18,519 shares issued in relation to an investor advisory agreement	$33,333
Gordon Holmes	100,000 warrants issued in relation to investor advisory agreement	$4,492
Total Compensation		$113,450

Totals and Fair Values

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the employees and non-employees for the three and six months ended June 30, 2015 was $50,310 and $138,460. As of June 30, 2015, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
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

Under the terms of the Offering, during the period January 2 to April 25, 2014, in five separate closings, a total of 2,397,631 Series A Warrants and Placement Agent Warrants were issued, which carried anti-dilution rights. Effective May 15, 2014 these anti-dilution rights were waived for all but 34,723 of the Series A Warrants and for all of the Placement Agent Warrants.  The Company has accounted for the Series A Warrants in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they had anti-dilution rights, they did not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instrument as a liability at its fair value and adjusted the instrument to fair value at each reporting period. Effective June 11, 2015 the anti-dilution provisions of these remaining 34,723 Warrants expired and accordingly the liability has been extinguished.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis (the Series A Warrants described above) as of June 30, 2015 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	June 30, 2015	Level 1	Level 2	Level 3

Warrant Liability	$-	$-	$-	$-

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

Balance at January 1, 2015	$19,792

Change in fair value to June 11, 2015	485
Extinguishment of liability June 11, 2015	(20,277)

Balance at June 30, 2015	$-

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

The following assumptions were used in calculations of the Monte Carlo Simulation model for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Risk-free interest rates	0.56-.73%	0.68-0.93%
Expected life	1.65 years	3 years
Expected dividends	0%	0%
Expected volatility	90-93%	71-83%
Vycor Common Stock fair value	$1.59-1.84	$1.88-2.39

8.   COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month.  The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the six months ended June 30, 2015 and 2014 was $97,973 and $99,160 respectively.

Potential German tax liability

In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the three and six months ending June 30, 2015, other than recording the monthly payments as an expense.

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

9. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the six months ended June 30, 2015:

Under the terms of an amended Consulting Agreement between the Company and Fountainhead, Fountainhead is paid a monthly retainer of $10,000 per month, payable $5,000 in cash and $5,000 payable in Company Common Stock at the end of each quarter.

In January 2015, as amended in May 2015, the Company entered into a twelve (12) month agreement, subject to early termination, to provide financial advisory, strategic business planning and professional relations services, with Acorn Management Partners (“Acorn”).  Under the terms of the Acorn Agreement, Acorn receives $8,000 in cash per month and 25,000 shares of Restricted Common Stock (at the absolute discretion of the Company) in the first two three month periods and $8,000 in cash per month and 75,000 shares of restricted common stock in the final two three month periods.

In March 2015, the Company entered into a twelve (12) month agreement to provide investor relations services with Gordon Holmes.  Under the terms of the agreement, Gordon Holmes received warrants to purchase 100,000 Vycor shares of Common Stock at $2.56, exercisable for a period of three years.

10.  RELATED PARTY TRANSACTIONS

Through June 30 2015, in accordance with the terms of the Consulting Agreement, the Company issued 16,485 shares of Common Stock (valued at $30,000) to Fountainhead.

During the period ended March 2015 Preferred D Stock, convertible into shares of Common Stock, was issued in respect of Preferred Dividends as follows: 5,745 shares of Preferred D Stock, convertible into 26,721 shares of Common Stock (valued at $57,453) to Fountainhead; and 2,119 shares of Preferred D Stock, convertible into 9,856 shares of Common Stock (valued at $21,194) to Peter Zachariou.

11.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q:

Share Issuance

During July to August 2015, the Company issued 3,425 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors and 1,184 and 2,367 shares of Common Stock respectively (valued at $1,563 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During August 2015 Preferred D Stock, convertible into shares of Common Stock at $2.15, was issued in respect of Preferred Dividends as follows: 5,946 shares of Preferred D Stock, convertible into 27,656 shares of Common Stock (valued at $59,463) to Fountainhead; 2,194 shares of Preferred D Stock, convertible into 10,205 shares of Common Stock (valued at 21,936) to Peter Zachariou; and 393 shares of Preferred D Stock, convertible into 1,828 shares of Common Stock (valued at $3,932) to Craig Kirsch.

During August 2015, the Company entered into a new consulting agreement with Liolios Group, Inc. to perform certain investor related activities and issued 2,646 shares of Common Stock (valued at $3,333).

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

BUSINESS OVERVIEW

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting neurological brain damage such as that caused by a stroke..
Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 44 issued or allowed patents and a further 13 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.
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

●
“Minimally Invasive Trans-Portal Resection of Deep Intracranial Lesions” in Minimally Invasive Neurosurgery, February 2011 a Johns Hopkins University paper by lead author A. Quinones Hinojosa. The authors reported a case series of 9 adult and pediatric patients with a variety of pathologies, including colloid cyst, DNET, papillary pineal tumor, anaplastic astrocytoma, toxoplasmosis and lymphoma. The locations of the lesions approached included: lateral ventricle, basal ganglia, pulvinar/posterior thalamus and insular cortex. Post-operative imaging was assessed to determine extent of resection and extent of white matter damage along the surgical trajectory. Satisfactory resection or biopsy was obtained in all patients. Conclusion: VBAS lends itself well to minimally invasive microsurgical approaches and can be used in combination with modern navigational systems. The use of navigation permits not only the creation of a smaller craniotomy but also facilitates the creation of a trajectory that provides efficient and safe means for splitting white fiber tracts.

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

●
“A Percutaneous Transtubular Middle Fossa Approach for Intracanalicular Tumors” by Antonio Bernardo, Alexander I. Evins, Apostolos J Tsiouris and Philip E Stieg. of the Department of Neurological Surgery, Weill Cornell Medical College, New York-Presbyterian Hospital, New York. Published in World Neurosurgery Mar 2015 . Conclusion: “All 10 approaches were successfully completed through the tubular retractor [VBAS] with minimal retraction of the temporal lobe. Excellent visualization of the structures within the internal auditory canal was achieved with both the microscope and 3D endoscope…”

Manufacturing

Vycor Medical uses a sub-contract manufacturer to manufacture, package, label and sterilize its VBAS products. The Company is in the process of migrating all its VBAS manufacturing in phases to qualified sub-contract manufacturers which are FDA-registered and meet ISO standards and certifications.

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

Vycor Medical’s 9 pending patents are in: Canada (Spine), Europe (Brain, Spine), India (Brain, Spine), Hong Kong (Spine), US (Brain (3).

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

2. Provision of more Clinical and Scientific Data supporting the products superiority over the current standard of care blade retractors and to demonstrate the products potential for cost savings. Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption, and in turn revenues, further and faster by demonstrating VBAS' superiority as a minimally invasive access system which helps VBAS move further up the hospital cost/benefit curve. To date the Company already had 7 Peer Reviewed studies and anticipates further studies during the course of the year.

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

Vycor Medical has implemented manufacturing of two new smaller VBAS devices and is in the advanced stages of development on a new set of VBAS devices that will be designed to completely integrated with selected Image Guided Systems. Management strongly believes that the existing VBAS rigid structure lends itself well to being incorporated into the increasing trend of IGS surgery.

NovaVision, Inc.

Introduction

NovaVision provides non-invasive, computer-based rehabilitation targeted at a substantial and largely un-addressed market of people who have lost their sight as a result of stroke, Traumatic Brain Injury (TBI) or other neurological brain damage. NovaVision addresses a significant target market, estimated at approximately $2 billion in each of the U.S. and the EU and over $13 billion globally.

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

●
Compensation and re-training: Normal eye movements are also affected after brain injury adding to the problems of blindness. NeuroEyeCoach provides a complementary therapy to VRT and NeET, which re-trains a patient to move their eyes, re-integrate left and right vision and to make the most of their remaining visual field.

VRT and NeuroEyeCoach, provided in the US in an Internet-delivered suite, are therefore highly complementary and ensure broad benefits to NovaVision's patients.

NovaVision also has models of VRT and NeuroEyeCoach for physicians and rehabilitation clinics, as well as VIDIT, a diagnostic program that enables therapists to perform high resolution visual field tests in less than ten minutes.

NovaVision operates in the US through our wholly-owned subsidiary, NovaVision, Inc., in Germany through our wholly-owned subsidiary, NovaVision GmbH and in the UK through our wholly-owned subsidiary, Sight Science Limited.

NovaVision’s VRT is the only medical device aimed at the restoration of vision lost as a result of neurological damage which has FDA 510(k) clearance to be marketed in the U.S; VRT and NeET both have CE Marking for the EU and NeuroEyeCoach is registered in the US as a Class I 510(k) exempt device. NovaVision has 34 granted and 4 pending patents worldwide.

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

NeuroEyeCoach

NeuroEyeCoach in the U.S. is also a computer-based program providing eye-movement training to those who have suffered a visual field loss as a result of neurological damage.

The program is supported by more than four decades of scientific findings and was developed as collaboration between NovaVision and Josef Zihl, a NovaVision Scientific Advisor who is a world thought leader in saccadic training and the pioneer of this computer based training technique. The program is designed to re-train the ability of a patient to scan the environment, re-integrate left and right vision and make the most of their remaining visual field. The therapy can be completed in two to four weeks to result in a meaningful improvement in the patients visual search performance resulting in improvements in their navigation and object finding skills. Given that NeuroEyeCoach addresses the patient’s difficulty with their eye movements and their ability to integrate visual information while VRT and NeET focuses on the restoration of lost vision the two therapy types are highly complementary.

NeuroEyeCoach is provided by NovaVision in one Internet-delivered therapy suite with VRT, providing broad benefits to patients, and is also provided on a standalone basis; those suffering non-permanent defects or those otherwise unsuited to VRT can benefit from NeuroEyeCoach. The program is also provided as a clinic-based version to enable healthcare professionals to provide the therapy to patients under supervision.

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

Competition

NovaVision provides restoration therapies (VRT and NeET) and compensation or saccadic therapies (NeuroEyeCoach) for those suffering vision loss as a result of neurological trauma. The other therapy type for this condition is substitution (optical aids such as prisms) and is not considered by NovaVision as competition.

In restoration, competition has been reduced through NovaVision’s acquisition of Sight Science and really only leaves two small companies, Teltra and Visiontrainer in Germany. Within compensation, competitors include RevitalVision, PositScience, Dynavision and Rehacom.

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

The main outcome is a significant improvement in visual search performance accompanied by more efficient oculomotor strategies, and a reduction in visual disability as assessed with standardized questionnaires and behavioral measures. The efficacy of this treatment approach for the improvement of visual overview and visual exploration is superior to practice with reading (Schuett et al., 2012), non-specific visual training (Roth et al., 2009), standard occupational therapy (Mödden et al., 2012) or counseling with regards to coping strategies (Zihl, 2011). Importantly, time since brain injury (Zihl, 2011) and age of hemianopic patients (Schuett & Zihl, 2012) d not play a significant role for the treatment effect. In conclusion, there is convincing scientific empirical evidence for the efficacy of the visual search treatment method. It is important to note that visual field borders do not change after the treatment, indicating that visual search training represents a compensatory technique and not a restorative approach; by addressing both compensation and restoration NovaVision is providing a broad solution to this large patient demographic.

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 34 granted and 4 pending patents (including Sight Science).

NovaVision’s 34 granted patents are in the U.S. (13), Canada (5), Europe (7), Australia (2), China (2), Hong Kong (1), Singapore (1), India (1) and Japan (2).

NovaVision’s 4 pending patents are in Europe.

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

Our first steps were to build a world-class scientific advisory board and acquire Sight Science, the only credible competitor, from Prof. Arash Sahraie and the University of Aberdeen. Prof. Sahraie, Chair in Vision Sciences at the University, became our Chief Scientific Officer and led the advisory board made up of experts in the field from Harvard Medical School, Univ. of Miami Miller School of Medicine and the Max Planck Institute in Germany, to develop the strategy to deliver our vision:

●
Broadening Patient Benefits: the creation of NeuroEyeCoach. Two things happen when someone suffers from vision related disorders following a stroke or the like: there is a loss of visual field as well as difficulty with eye movement, affecting the ability to integrate visual information. NeuroEyeCoach addresses patients' difficulty with their eye movements and their ability to integrate visual information. While VRT addresses the restoration of lost vision, NeuroEyeCoach enables the patient to make the most of their remaining vision; the two therapies provided in a suite are therefore highly complementary and ensure broad benefits to NovaVision's patients.

●
Cost Effective and Affordable. Migrated therapy delivery from provided-hardware to internet-delivered onto patients' computers, significantly reducing cost without changing the therapy itself. Further cost reduction has been achieved through considerable business process streamlining. The Internet-delivered therapy suite was made commercially available in June 2015.

●	Scalable. NovaVision's therapy is now affordable, with broader benefits and truly scalable and deliverable to the mass market.

NovaVision completed its development work and launched its Internet-based therapy suite in June 2015 and is now positioned, for the first time, with the suite of therapies and product offerings to deliver on our strategic vision: to provide a clinically supported, affordable and scalable visual therapy solution offering broad benefits to those suffering visual impairment following neurological damage; and to offer solutions for both patients and physicians alike.

For Patients:

●	VRT and NeuroEyeCoach Therapy Suite. NovaVision recently launched in the US these two complementary therapies, internet-delivered in a package for $900.

●	NeuroEyeCoach. For patients with visual impairments who are not suitable, for whatever reason, for VRT, we provide NeuroEyeCoach on its own for $450.

For Physicians:

●
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

●
NeuroEyeCoach Pro Center. Enables stroke rehabilitation and other centers to treat patients while in their care, both as in-patient and out-patient. NovaVision has recently entered into an additional agreement with HealthSouth to be able to offer NeuroEyeCoach Pro Center to the HealthSouth rehabilitation centers in the U.S.

●	NovaVision Pro Physician. Enables physicians to register patients in their clinic who complete our therapies at home, supported by NovaVision but monitored by the physician through a dedicated portal.

We believe NovaVision's therapy and product offerings for patients and physicians are unique, and that we are now well placed to deliver value from this large potential market.

Employees

We currently have 14 employees.

Website.

The Company operates websites at www.vycormedical.com and www.novavision.com.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Revenue and Gross Margin:

	2015	2014	% Change
Revenue:
Vycor Medical	$221,258	$203,191	9%
NovaVision	64,760	95,349	(32)%
Total Revenue	$286,018	$298,540	(4)%

Gross Profit
Vycor Medical	$193,743	$177,717	9%
NovaVision	58,294	85,056	(31)%
Total Gross Profit	$252,037	$262,773	(4)%

Vycor Medical recorded revenue of $221,258 from the sale of its products for the three months ended June 30, 2015, an increase of $18,067, or 9%, over the same period in 2014. Gross margin of 88% was recorded for the three months ended June 30, 2015 compared to 87% for the same period in 2014.

NovaVision recorded revenues of $64,760 for the three months ended June 30, 2015, a decrease of $30,589 over the same period in 2014, and gross margin of 90%, compared to 89% for the same period in 2014. Revenues were impacted by the delayed launch of the new Internet-delivered therapy suite. In addition, of the total decrease of $30,589, $7,861 was in respect of the impact of foreign exchange differences in the translation of revenues from NovaVision’s European subsidiaries.

Research and Development Expense:

Research and development (“R&D”) expenses were $15,773 for the three months ended June 30, 2015, as compared to $37,395 for the same period in 2014. Capitalized software development costs for the three months ended June 30, 2015 and 2014 were $13,989 and $25,405, respectively.

General and Administrative Expenses:

General and administrative expenses decreased by $222,239 to $607,750 for the three months ended June 30, 2015 from $829,989 for the same period in 2014. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2015 was $50,310, a decrease of $40,763 over $91,073 in 2014. Also included within General and Administrative Expenses are Sales Commissions, which decreased by $22,501 to $36,289. The remaining General and Administrative expenses decreased by $158,975 from $680,126 to $521,151.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Offering costs	$(137,162)	$-
Investor relations costs	15,382	-
Board, financial and scientific advisory	(1,824)	(40,763)
Legal, professional and other consulting	10,292	-
Sales, marketing and travel	34,272	-
Payroll	(30,458)	-
Other	(49,477)	-
Total change	$(158,975)	$(40,763)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended June 30, 2015 decreased by $33,613 to $0 from 2014 due to the exchange of the Related Party notes to Series D Convertible Preferred Stock of Vycor in August 2014. Other Interest expense for 2015 decreased by $485 to $11,842 from $12,327 for 2014, due to the exchange of the certain notes to Series D Convertible Preferred Stock of Vycor in August 2014.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Revenue and Gross Margin:

	2015	2014	% Change
Revenue:
Vycor Medical	$480,107	$466,902	3%
NovaVision	134,463	189,760	(29)%
Total Revenue	$614,570	$656,662	(6)%

Gross Profit
Vycor Medical	$412,794	$411,125	-%
NovaVision	116,102	166,813	(34)%
Total Gross Profit	$528,896	$577,938	(9)%

Vycor Medical recorded revenue of $480,107 from the sale of its products for the six months ended June 30, 2015, an increase of $13,205, over the same period in 2014. Gross margin of 86% was achieved in 2015 compared to 88% in the same period in 2014.

NovaVision recorded revenues of $116,102 for the six months ended June 30, 2015, a decrease of $50,711 over the same period in 2014, and gross margin of 88%, compared to 86% for the same period in 2014. Revenues were impacted by the delayed launch of the new Internet-delivered therapy suite. In addition, of the total decrease of $50,711, $16,696 was in respect of the impact of foreign exchange differences in the translation of revenues from NovaVision’s European subsidiaries.

Research and Development Expense:

Research and development (“R&D”) expenses were $38,898 for the six months ended June 30, 2015, as compared to $52,751 for the same period in 2014.

General and Administrative Expenses:

General and administrative expenses decreased by $641,188 to $1,387,052 for the six months ended June 30, 2015 from $2,028,240 for the same period in 2014. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2015 was $138,460, a decrease of $121,267 over $259,727 in 2014. Also included within General and Administrative Expenses are Sales Commissions, which decreased by $19,955 to $85,218. The remaining General and Administrative expenses decreased by $499,966 from $1,663,340 to $1,163,374, of which the Offering costs comprised $581,702.

An analysis of the change in cash and non-cash G&A is shown in the table below:
	Cash G&A	Non-Cash G&A
Offering costs	$(581,702)	$-
Investor relations and road show costs	35,982	(76,004)
Board, financial and scientific advisory	39,286	(70,274)
Legal, professional and other consulting	(17,449)	-
Sales, marketing and travel	40,178	-
Payroll	38,682	25,011
Other	(54,943)	-
Total change	$(499,966)	$(121,267)

Interest Expense:

Interest expense comprises on the Company’s debt and insurance policy financing. Related Party Interest expense for the six months ended June 30, 2015 decreased by $67,442 to $0 from 2014. Other Interest expense for 2015 decreased by $2,939 to $23,682 from $26,621 for 2014.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014	$ Change
Cash	$1,010,719	$1,891,658	$(880,940)
Accounts receivable, inventory and other current assets	$585,104	$677,636	$(92,532)
Total current liabilities	$(791,597)	$(924,841)	$133,244
Working capital/(deficit), excluding derivative liability	$804,225	$1,644,453	$(840,228)
Cash provided/(used) by financing activities	$(6,479)	$4,725,630	$(4,732,109)

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At June 30, 2015 and December 31, 2014 patient deposits amounted to $30,022 and $32,869, respectively, and are reserved against in Accrued Liabilities

Property and equipment

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended June 30, 2015 and 2014 was $32,453 and $0, respectively.  Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's consolidated statements of operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 14, 2015, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued the following unregistered shares of its Common Stock since April 1, 2015:

Shares	Date	Type	Number	Purpose

JOSEF ZIHL	4/30/15	Common	1,849	Consulting Fees
ACORN MANAGEMENT PTS	4/15/15	Common	4,630	Consulting Fees
JASON BARTON	3/31/15	Common	1,070	Consulting Fees
JOSE ROMANO	6/30/15	Common	1,070	Consulting Fees
OSCAR BRONSTHER	6/30/15	Common	3,425	Board Fees
LOWELL RUSH	6/30/15	Common	3,425	Board Fees
FOUNTAINHEAD CAPITAL
MANAGEMENT LIMITED	6/30/15	Common	8,333	Consulting Fees
STEVE GIRGENTI	7/1/15	Common	3,425	Board Fees
ALVARO PASCUAL-LEONE, M.D.	7/31/2015	Common	1,184	Consulting Fees
PROF. DR. JOSEF ZIHL	7/31/2015	Common	2,367	Consulting Fees
LIOLIOS GROUP, INC.	8/6/2015	Common	2,646	Consulting Fees

There were no cash proceeds from any of these issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

Index to Exhibits

Table insert nonbanded – table
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2015.

VYCOR MEDICAL, INC.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
President and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)