Form 10-Q
period 2015-09-30
VYCOR MEDICAL INC
filed 2015-11-13
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended                 September 30, 2015

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
Common Stock par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

There were 10,894,803 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 11, 2015.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☑

PART I

ITEM 1.  FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets
(unaudited)

	September 30 2015	December 31, 2014
ASSETS

Current Assets
Cash	$622,485	$1,891,658
Trade accounts receivable, net of allowance for doubtful accounts of $2,711 and $2,721	112,763	123,815
Inventory	271,041	336,021
Prepaid expenses and other current assets	275,608	217,800
Total Current Assets	1,281,897	2,569,294

Fixed assets, net	428,484	582,434

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	345,588	345,113
Website, net of accumulated amortization	27,319	12,576
Security deposits	49,091	53,169
Total Intangible and Other assets	673,155	662,015

TOTAL ASSETS	$2,383,536	$3,813,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$181,795	$221,703
Accrued interest	76,535	40,634
Accrued liabilities	276,575	320,927
Derivative liability	-	19,792
Notes payable	332,141	321,785
TOTAL CURRENT LIABILITIES	867,046	924,841

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 252,336 and 235,560 issued and outstanding as at September 30, 2015 and December 31, 2014 respectively	$25	$24
Common Stock, $0.0001 par value, 25,000,000 shares authorized 10,988,296 and 10,879,899 shares issued and 10,884,962 and 10,776,565 outstanding at September 30, 2015 and December 31, 2014 respectively	1,099	1,088
Additional Paid-in Capital	24,286,164	23,903,793
Treasury Stock (103,334 shares of Common Stock as of September 30, 2015 and December 31, 2014 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(22,901,135)	(21,082,118)
Accumulated Other Comprehensive Income	131,370	67,148

Total Stockholders’ Equity	1,516,490	2,888,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,383,536	$3,813,743

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

Revenue	$242,863	$334,339	$857,432	$991,001

Cost of Goods Sold	26,255	47,340	111,930	125,980

Gross Profit	216,608	286,999	745,502	865,021

Operating expenses:
Research and development	29,346	6,933	68,244	59,684
Depreciation and Amortization	91,778	93,860	261,134	286,955
General and administrative	604,655	623,993	1,991,726	2,652,393

Total Operating expenses	725,779	724,786	2,321,104	2,999,032

Operating loss	(509,171)	(437,787)	(1,575,602)	(2,134,011)

Other Income (Expense)
Interest expense – Related Party	-	(13,706)	-	(80,093)
Interest expense - Other	(11,934)	(11,169)	(35,616)	(38,844)
Gain (loss) on foreign currency exchange	14,315	(62,273)	(59,813)	(68,390)
Change in fair value derivative liability	-	8,332	19,792	(261,661)
Loss on extinguishment of debt		(682,039)		(682,039)
Loss on extension of warrants		(146,488)		(146,488)
Total Other expense	2,381	(907,343)	(75,637)	(1,277,515)

Loss before Provision for Income Taxes	$(506,790)	$(1,345,130)	$(1,651,239)	$(3,411,526)

Provision for Income Taxes	-	-	-	-

Net Loss	$(506,790)	$(1,345,130)	$(1,651,239)	$(3,411,526)

Preferred Dividends	(85,331)	-	(167,777)	-

Net Loss available to common shareholders	$(592,121)	$(1,345,130)	$(1,819,016)	$(3,411,526)

Comprehensive Loss

Foreign Currency Translation Adjustment	16,356	67,268	(64,222)	73,695

Net Comprehensive Loss	$(575,765)	$(1,277,862)	$(1,883,238)	$(3,337,831)

Loss Per Share
Basic and diluted	$(0.05)	$(0.12)	$(0.17)	$(0.33)

Weighted Average Number of Shares Outstanding	10,849,903	10,735,884	10,821,019	10,106,903

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,651,239)	$(3,411,526)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	68,329	107,833
Depreciation of fixed assets	200,995	190,057
Provision for inventory	12,632	-
Share based compensation expense	214,607	319,051
Loss on foreign exchange	59,813	68,390
Change in fair value of derivative liability	(19,792)	261,661
Loss on extinguishment of debt	-	682,039
Loss on extension of warrants	-	146,488
Changes in assets and liabilities:
Accounts receivable	11,051	60,761
Inventory	52,349	(54,623)
Prepaid expenses	21,456	(84,663)
Security Deposits	4,078	-
Accounts payable	(39,907)	(108,189)
Accrued interest: Related Party	-	(206,244)
Accrued interest: Other	35,901	(102,715)
Accrued liabilities	(44,355)	9,297

Cash used in operating activities	$(1,074,082)	$(2,122,383)
Cash flows used in investing activities:
Purchase of fixed assets	(47,083)	(107,648)
Purchase of website	(18,010)	(13,842)
Acquisition of patents	(66,276)	(20,191)
Cash used in investing activities	(131,369)	(141,681)
Cash flows from financing activities:
Proceeds from issuance of Common Stock Offering	-	5,000,000
Repayment of Notes Payable: Related Party	-	(126,519)
Repayment of Notes Payable: Other	(68,909)	(198,551)
Cash provided by financing activities	(68,909)	4,674,930
Effect of exchange rate changes on cash	5,187	4,978
Net increase (decrease) in cash	(1,269,173)	2,415,844
Cash at beginning of period	1,891,658	31,303
Cash at end of period	$622,485	$2,447,147

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$430,208
Preferred stock dividends satisfied in new preferred stock	$167,777	$-

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

The condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage.  Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years once the software has been brought into service. Capitalized software development costs for the nine months ended September 30, 2015 and 2014 were $32,483 and $100,487, respectively.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	September 30,	September 30,
	2015	2014
Stock options outstanding	25,557	5,557
Warrants to purchase common stock	6,007,048	5,911,715
Debentures convertible into common stock	209,186	171,138
Preferred shares convertible into common stock	1,188,471	1,110,438
Total	7,430,262	7,198,848

3.   NOTES PAYABLE

As of September 30, 2015 and December 31, 2014, Notes Payable consists of:

	September 30, 2015	December 31, 2014
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
	300,000	300,000

Insurance policy finance agreements. During the period ended September 30, 2015 the Company received proceeds from Insurance policy finance agreements of $79,265 and made repayments of $68,909. The notes are due over the next twelve months.	32,141	21,785

Total Notes Payable:	$332,141	$321,785

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Vycor Medical	$182,889	$243,841	$662,996	$710,743
NovaVision	59,974	90,498	194,436	280,258
Total Revenue	$242,863	$334,339	$857,432	$991,001
Gross Profit:
Vycor Medical	$167,187	$207,827	$579,980	$618,952
NovaVision	49,421	79,172	165,522	246,069
Total Gross Profit	$216,608	$286,999	$745,502	$865,021

	September 30, 2015	December 31, 2014
Total Assets:
Vycor Medical	$1,395,496	$2,644,513
NovaVision	988,040	1,169,230
Total Assets	$2,383,536	$3,813,743

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
United States	$205,674	$288,063	$737,671	$819,699
Europe	37,189	46,276	119,761	171,302
Total Revenue	$242,863	$334,339	$857,432	$991,001
Gross Profit:
United States	$185,521	$246,755	$641,847	$712,572
Europe	31,087	40,244	103,655	152,449
Total Gross Profit	$216,608	$286,999	$745,502	$865,021

	September 30, 2015	December 31, 2014
Total Assets:
United States	$2,012,215	$3,367,679
Europe	371,321	446,064
Total Assets	$2,383,536	$3,813,743

5.   EQUITY

Equity Issuance

During the period January to September 2015, the Company issued: 8,802 shares of Common Stock (valued at $15,000) to Steven Girgenti, 9,463 shares of Common Stock (valued at $15,000) to each of Oscar Bronsther and Lowell Rush in consideration for services provided to the Board of Directors; and 3,028 shares of Common Stock (valued at $4,688) to Alvaro Pasual-Leone, 6,054 shares of Common Stock (valued at $9,375) to Josef Zihl and 2,957 shares of Common Stock (valued at $4,688) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.

During the period January to September 2015, in accordance with the terms the Consulting Agreement, the Company issued 33,152 shares of Common Stock (valued at $60,000) to Fountainhead, a related party.

During the period ended September 2015, in accordance with the terms of an investor relations advisory agreement, the Company issued 27,779 shares of Common Stock (valued at $50,000) to Acorn Management Partners.

During the period ended September 2015, in accordance with the terms of an investor relations advisory agreement, the Company issued 4,742 shares of Common Stock (valued at $6,667) to Liolios Group.

During the period ended September 2015 Preferred D Stock, convertible into shares of Common Stock at $2.15, was issued in respect of Preferred Dividends as follows: 11,691 shares of Preferred D Stock (valued at $116,915), convertible into 54,377 shares of Common Stock to Fountainhead; 4,313 shares of Preferred D Stock (valued at $43,130), convertible into 20,060 shares of Common Stock to Peter Zachariou; and 773 shares of Preferred D Stock (valued at $7,731), convertible into 3,595 shares of Common Stock to Craig Kirsch.

Warrants and Options

The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2013	1,404,599	$3.39
Granted	5,226,120	2.61
Exercised	-	-
Cancelled or expired	(719,004)	4.46
Outstanding at December 31, 2014	5,911,715	$2.57
Granted	100,000	2.56
Exercised	-	-
Cancelled or expired	(4,667)	-
Outstanding at September 30, 2015	6,007,048	$2.57

STOCK OPTIONS:	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2013	5,557	$20.25
Granted	20,000	$2.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2014	25,557	$5.97
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2015	25,557	$5.97

As of September 30, 2015, the weighted-average remaining contractual life of outstanding warrants and options is 1.51 and 2.43 years, respectively.

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

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.   For the period ended September 30, 2015 and 2014, the Company recognized share-based compensation of $25,011 and $0, respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of September 30, 2015 there were no awards of any stock appreciation rights.

Non-Employee Stock Compensation

		9 months ended
		September 30, 2015
Name	Description	$ in period
Steven Girgenti	8,802 shares issued for services rendered to the board of directors	$15,000
Oscar Bronsther	9,463 shares issued for services rendered to the board of directors	$15,000
Lowell Rush	9,463 shares issued for services rendered to the board of directors	$15,000
Alvaro Pascual-Leone	3,028 shares issued for services rendered to the Scientific Advisory Board	$4,688
Jason Barton	2,957 shares issued for services rendered to the Scientific Advisory Board	$4,688
Jose Romano	2,957 shares issued for services rendered to the Scientific Advisory Board	$4,688
Josef Zihl	6,054 shares issued for services rendered to the Scientific Advisory Board	$9,374
Fountainhead Capital Mgmt	33,152 shares issued in accordance with the terms of the consulting agreement	$60,000
Acorn Management Partners	27,779 shares issued in relation to an investor advisory agreement	$50,000
Liolios Group	4,742 shares issued in relation to an investor advisory agreement	$6,666
Gordon Holmes	100,000 warrants issued in relation to investor advisory agreement	$4,492
Total Compensation		$189,596

Totals and Fair Values

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the employees and non-employees for the three and nine months ended September 30, 2015 was $76,147 and $214,607. As of September 30, 2015, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis (the Series A Warrants described above) as of September 30, 2015 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	September 30, 2015	Level 1	Level 2	Level 3

Warrant Liability	$-	$-	$-	$-

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

Balance at January 1, 2015	$19,792

Change in fair value to June 11, 2015	485
Extinguishment of liability June 11, 2015	(20,277)

Balance at September 30, 2015	$-

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

The following assumptions were used in calculations of the Monte Carlo Simulation model for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Risk-free interest rates	0.56-.73%	0.58-0.93%
Expected life	1.65 years	3 years
Expected dividends	0%	0%
Expected volatility	90-93%	71-97%
Vycor Common Stock fair value	$1.59-1.84	$1.88-$2.70

8.   COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month.  The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the nine months ended September 30, 2015 and 2014 was $150,000 and $150,300 respectively.

Potential German tax liability

In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment, a higher or a reduced amount, is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability for the three and nine months ending September 30, 2015, other than recording the monthly payments as an expense.

Potential Patent Infringement

The Company was made aware in 2012 that a competitor had been granted a patent for related technology, and appeared to be entering the market with products that infringe the Company’s own issued patent. Following investigation, the Company has taken steps to initiate an invalidation of the competitor’s patent and enforce its patent rights; in March 2014 the Patent Re-examination Board issued an Examination Decision invalidating all the claims of the competitor’s patent. The competitor has the right of appeal but the Company will contest any such appeal. The Company has also been made aware that a second competitor has filed a patent application for related technology and also may be producing a product that potentially infringes the Company’s patent, and is in the early stages of evaluation and has yet to determine what, if any actions to take in this instance, however as a general rule the Company intends to take all necessary action to protect its patent portfolio. As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims..

9. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the nine months ended September 30, 2015:

Under the terms of an amended Consulting Agreement between the Company and Fountainhead, Fountainhead is paid a monthly retainer of $10,000 per month, payable $5,000 in cash or stock and $5,000 payable in Company Common Stock at the end of each quarter.

In January 2015, as amended in May 2015, the Company entered into a twelve (12) month agreement, subject to early termination, to provide financial advisory, strategic business planning and professional relations services, with Acorn Management Partners (“Acorn”).  Under the terms of the January 2015 Acorn Agreement, as amended in May and July 2015, Acorn receives a total of $53,000 in cash and $50,000 in shares of Restricted Common Stock during the period. The Acorn Agreement was terminated in October 2015.

In August 2015, the Company entered into three (3) month agreement to provide investor relations advisory and consulting services, with Liolios Group, Inc. (“Liolios”).  Under the terms of the Liolios Agreement, Liolios receives $5,000 in cash per month and $3,333 in Restricted Common Stock.

In March 2015, the Company entered into a twelve (12) month agreement to provide investor relations services with Gordon Holmes.  Under the terms of the agreement, Gordon Holmes received warrants to purchase 100,000 Vycor shares of Common Stock at $2.56, exercisable for a period of three years.

10.  RELATED PARTY TRANSACTIONS

During the period ended September 30 2015, in accordance with the terms of the Consulting Agreement referred to in Note 9, the Company issued 33,152 shares of Common Stock (valued at $60,000) to Fountainhead.

During the period ended September 2015 Preferred D Stock, convertible into shares of Common Stock, was issued in respect of Preferred Dividends as follows: 11,691 shares of Preferred D Stock (valued at $116,915), convertible into 54,377 shares of Common Stock to Fountainhead; and 4,313 shares of Preferred D Stock (valued at $43,130), convertible into 20,060 shares of Common Stock to Peter Zachariou.

11.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q:

Share Issuance

During October to November 2015, the Company issued 3,378 shares of Common Stock (valued at $5,000) to Steven Girgenti, in consideration for services provided to the Board of Directors; 1,995 and 2,216 shares of Common Stock respectively (valued at $2,812 and $3,125 respectively) to Alvaro Pascual-Leone and Josef Zihl in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board; and 2,252 shares of Common Stock (valued at $3,333) to Liolios in respect of the Liolios Agreement.

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

BUSINESS OVERVIEW

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke.

Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 45 issued or allowed patents and a further 14 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

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

Vycor’s VBAS is a significant improvement over current technologies for accessing regions within the brain. A disposable product that can be used with microscopic, endoscopic and neuro-navigation systems (IGS), the VBAS includes an introducer and working channel. Available in multiple sizes, the current series consists of 12 disposable products, offered in four different port (working channel) diameters of 12mm, 17mm, 21mm, and 28 mm and a choice of three lengths: 3cm, 5cm, and 7cm; two new sizes with diameters of 6mm and lengths of 5cm and 7cm will be introduced at the beginning of 2016. The surgeon makes a smaller corticotomy, inserts the clear, elliptical-shaped VBAS introducer through the brain tissue, removes the introducer and is left with a clear hollow working channel to provide access to the precise location desired for surgery.

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

Peer Review and Other Clinical Studies

The publication of clinical papers in neurosurgery journals by surgeon-users of VBAS regarding their experiences with the products (peer review papers), and the publication of other clinical data, is important for Vycor Medical. Such papers continue to evidence the clinical superiority of VBAS, which in turn drives its adoption and accelerates the hospital approval process, which in turn drives revenues. To date the Company has already had 9 Peer Reviewed published, including the following during 2015:

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

“A Percutaneous Transtubular Middle Fossa Approach for Intracanalicular Tumors” by Antonio Bernardo, Alexander I. Evins, Apostolos J Tsiouris and Philip E Stieg. of the Department of Neurological Surgery, Weill Cornell Medical College, New York-Presbyterian Hospital, New York. Published in World Neurosurgery Mar 2015 . Conclusion: “All 10 approaches were successfully completed through the tubular retractor [VBAS] with minimal retraction of the temporal lobe. Excellent visualization of the structures within the internal auditory canal was achieved with both the microscope and 3D endoscope…”

“Endoscopic hematoma evacuation in patients with spontaneous supratentorial intracerebral hemorrhage”. Published in the Journal of the Chinese Medical Association, Feb 2015. By Wei-Hsin Wang, Yi-Chieh Hung, Sanford P.C. Hsu, Chun-Fu Lin, Hsin-Hung Chen, Yang-Hsin Shih, Cheng-Chia Lee of the Taipei Veterans General Hospital, and National Yang-Ming University School of Medicine. Taipei, Taiwan Conclusion: “With the introduction of the minimally invasive techniques and the evolution of the neuro-endoscope and hemostatic agents the median operative time and blood loss have been significantly decreased. Although the hematoma evacuation rates were similar between the endoscope (90%) and craniotomy (85%) groups, the median intensive care unit stay was decreased from 11 days to 6 days due to reduced surgical invasiveness. In addition, several series have reported a lower rate of rebleeding, morbidity and mortality in endoscopic hematoma evacuation surgery than in traditional craniotomy. The main reasons were less adjacent tissue injury, less blood loss, and less operation time. True minimally invasive surgery includes not only a minimal wound size but also minimal brain tissue trauma during the surgery”.

“Use of a Minimally Invasive Retractor System for Retrieval of Intracranial Fragments in Wartime Trauma”. Published in the World Neurosurgery, May 2015. George N. Rymarczuk, Laurence Davidson, Meryl A. Severson, Rocco A. Armonda of the Walter Reed Army Medical Center and the National Naval Medical Center
Conclusion: “Wartime penetrating brain injury can result in deep-seated shrapnel, bullets and bone, posing risk of secondary injury. It has been recommended that aggressive removal of fragments be avoided. The goal of this study it to report our technique of minimally invasive removal of deep-seated fragments using a tubular retractor system [VBAS]. The authors feel that this technique offers a valid and safe option for treatment of patients that have incurred penetrating brain injuries and that have retained foreign bodies under circumstances in which removal is desirable”. In all cases the fragment was successfully removed. No patient had worsening of their neurological condition following surgery. The study concluded, “With this series of 6 service-members the authors have shown that VBAS can be used to successfully remove deep-seated foreign bodies from injuries sustained in war. Deep parenchymal and intraventricular fragments can be safely removed using a tubular retractor system [VBAS]”

“Exoscope-Assisted Surgery for Deep-Seated Intraparenchymal Tumor”. Published in the Jpn J Neurosurg April 2015. Hideo Osada, M.D., Kimihiro Nagatani, M.D., Terushige Toyooka, M.D. Kojiro Wada, M.D., Naoki Otani, M.D., Arata Tomiyama, M.D., Satoshi Tomura, M.D., Hideaki Ueno, M.D., and Kentaro Mori, M.D of the Department of Neurosurgery, National Defense Medical College and Department of Neurosurgery, Kuki General Hospital. Conclusion: “The exoscope can provide a long working distance and a clear view from outside the operation field, so combined use with the ViewSite is very promising for surgery of deep-seated tumors”.

Manufacturing

Vycor Medical uses a sub-contract manufacturer to manufacture, package, label and sterilize its VBAS products. The Company is in the process of migrating all its VBAS manufacturing in phases to qualified sub-contract manufacturers which are FDA-registered and meet ISO standards and certifications.

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 10 granted/allowed and 11 pending patents. This includes the purchase in March 2015 of a portfolio of two pending United States patent applications that disclose approaches to integrating surgical navigation systems into optically-transparent neurosurgical obturators.

Vycor Medical’s 10 granted/allowed patents are in Canada (Brain) China (Brain), Hong Kong (Brain), Russia (Brain), Japan (Brain and Spine) and US (Brain (3) and Spine).

Vycor Medical’s 11 pending patents are in: Canada (Spine), Europe (Brain, Spine), India (Brain, Spine), Hong Kong (Spine), US (Brain (5).

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

2. Provision of more Clinical and Scientific Data supporting the products superiority over the current standard of care blade retractors and to demonstrate the products potential for cost savings. Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption, and in turn revenues, further and faster by demonstrating VBAS' superiority as a minimally invasive access system which helps VBAS move further up the hospital cost/benefit curve. To date the Company has already had 9 Peer Reviewed studies and anticipates further studies to be published.

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
Vycor Medical is manufacturing two new smaller VBAS devices, which it anticipates being available by the beginning of 2016, and is in the advanced stages of development on a new set of VBAS devices that will be integrated with selected Image Guided Systems. Management strongly believes that the existing VBAS rigid structure lends itself well to being incorporated into the increasing trend of IGS surgery.

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

VRT and NeuroEyeCoach, provided in the US in an Internet-delivered suite (and in Europe during Q4 2015), are therefore highly complementary and ensure broad benefits to NovaVision's patients.

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

NovaVision’s VRT is the only medical device aimed at the restoration of vision lost as a result of neurological damage which has FDA 510(k) clearance to be marketed in the U.S; VRT and NeET both have CE Marking for the EU and NeuroEyeCoach is registered in the US as a Class I 510(k) exempt device. NovaVision has 35 granted and 3 pending patents worldwide.

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

The program is supported by several decades of scientific findings and was developed as collaboration between NovaVision and Josef Zihl, a NovaVision Scientific Advisor who is a world thought leader in saccadic training and the pioneer of this computer based training technique. The program is designed to re-train the ability of a patient to scan the environment, re-integrate left and right vision and make the most of their remaining visual field. The therapy can be completed in two to four weeks to result in a meaningful improvement in the patients visual search performance resulting in improvements in their navigation and object finding skills. Given that NeuroEyeCoach addresses the patient’s difficulty with their eye movements and their ability to integrate visual information while VRT and NeET focuses on the restoration of lost vision the two therapy types are highly complementary.

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

The Market For NovaVision’s Therapies

The market for NovaVision’s therapies comprises those suffering from vision loss resulting from neurological trauma such as Stroke and Traumatic Brain Injury (TBI). The U.S. Centers for Disease Control (CDC) estimates there are approximately 8 million Americans who have previously had a stroke incident, with 795,000 additional strokes occurring annually; adjusting for repeat strokes and deaths, there are 481,000 new stroke survivors each year. Additionally, approximately 5.3 million Americans live with the long-term effects of a TBI. The most recent scientific research estimates that approximately 28.5% experience some visual impediment and 20.5% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. The target market for VRT and NeET is this 20.5% subset of patients who have suffered a permanent visual field deficit; NeuroEyeCoach addresses all 28.5% of patients who experience visual impediments. Management estimates that the addressable target market for its therapies is approximately 2.9 million people in the US, approximately 2.8 million people in Europe and approximately 12.9 million people throughout the rest of the world.

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

NeuroEyeCoach

The PC-based treatment approach was originally developed by Prof. Zihl (1988, 1990) and has since been used with various modifications in 13 studies on a total of 551 patients with homonymous visual field loss and persistent visual disabilities.

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

Intellectual Property

Patents

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 35 granted and 3 pending patents (including Sight Science).

NovaVision’s 35 granted patents are in the U.S. (13), Canada (5), Europe (8), Australia (2), China (2), Hong Kong (1), Singapore (1), India (1) and Japan (2).

NovaVision’s 3 pending patents are in Europe.

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

●
Cost Effective and Affordable. Migrated therapy delivery from provided-hardware to internet-delivered onto patients' computers, significantly reducing cost without changing the therapy itself. Further cost reduction has been achieved through considerable business process streamlining. The Internet-delivered therapy suite was made commercially available in June 2015 in the US and will be launched in Europe in Q4 2015.

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

Employees

We currently have 14 employees.

Website.  The Company operates websites at www.vycormedical.com and www.novavision.com.

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

Revenue and Gross Margin:

	2015	2014	% Change
Revenue:
Vycor Medical	$182,889	$243,841	(25)%
NovaVision	59,974	90,498	(34)%
Total Revenue	$242,863	$334,339	(27)%

Gross Profit
Vycor Medical	$167,187	$207,827	(20)%
NovaVision	49,421	79,172	(38)%
Total Gross Profit	$216,608	$286,999	(25)%

Vycor Medical recorded revenue of $182,889 from the sale of its products for the three months ended September 30, 2015, a decrease of $60,952, or 25%, over the same period in 2014. This reflected weak sales in particular in the US in July and August, which recovered in September and this recovery continued through October. Gross margin of 91% was recorded for the three months ended September 30, 2015 compared to 88% for the same period in 2014.

NovaVision recorded revenues of $59,974 for the nine months ended September 30, 2015, a decrease of $30,524 over the same period in 2014, and gross margin of 82%, compared to 88% for the same period in 2014. Following extensive development, NovaVision launched its new Internet-delivered therapy suite in the US at the end of June 2015, comprising its VRT restoration therapy and NeuroEyeCoach compensation therapy. This therapy suite is at a greatly reduced price to patients, making it affordable, and is highly scalable. New patient starts in the US for the three months ended September 30, 2015 increased by 27% over the same period in 2014, however the lower price and policy to recognize revenues over six months resulted in a decrease in revenue of $21,438. The growth in new lead generation and patient pipeline since the launch of the new therapy suite in June is also encouraging. Revenues in Europe were largely impacted by foreign exchange differences in the translation of revenues; on a local currency basis revenues decreased by $3,361. The Internet-delivered therapy suite will be launched in Europe during Q4 2015.

Research and Development Expense:

Research and development (“R&D”) expenses were $29,346 for the three months ended September 30, 2015, as compared to $6,933 for the same period in 2014. Capitalized software development costs for the three months ended September 30, 2015 and 2014 were $6,357 and $45,448, respectively.

General and Administrative Expenses:

General and administrative expenses decreased by $19,339 to $604,655 for the three months ended September 30, 2015 from $623,993 for the same period in 2014. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended September 30, 2015 was $76,146, an increase of $16,823 over $59,323 in 2014. Also included within General and Administrative Expenses are Sales Commissions, which decreased by $24,168 to $32,991. The remaining General and Administrative expenses decreased by $11,994 from $507,511 to $495,518.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Investor relations costs	(3,590)	1,823
Board, financial and scientific advisory	(10,742)	15,000
Legal, professional and other consulting	(13,929)	-
Sales, marketing and travel	26,994	-
Payroll	(23,199)	-
Other	12,472	-
Total change	$(11,994)	$16,823

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2015 decreased by $13,706 to $0 from 2014 due to the exchange of the Related Party notes to Series D Convertible Preferred Stock of Vycor in August 2014. Other Interest expense for 2015 increased by $765 to $11,934 from $11,169 for 2014, due to the exchange of the certain notes to Series D Convertible Preferred Stock of Vycor in August 2014.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Revenue and Gross Margin:

	2015	2014	% Change
Revenue:
Vycor Medical	$662,996	$710,743	(7)%
NovaVision	194,436	280,258	(31)%
Total Revenue	$857,432	$991,001	(13)%

Gross Profit
Vycor Medical	$579,980	$618,952	(6)%
NovaVision	165,522	246,069	(33)%
Total Gross Profit	$745,502	$865,021	(14)%

Vycor Medical recorded revenue of $662,996 from the sale of its products for the nine months ended September 30, 2015, a decrease of $47,747, over the same period in 2014. This reflected weak sales in particular in the US in July and August, which recovered in September and this recovery continued through October. Gross margin of 86% was achieved in 2015 compared to 87% in the same period in 2014.

NovaVision recorded revenues of $194,437 for the nine months ended September 30, 2015, a decrease of $85,822 over the same period in 2014, and gross margin of 85%, compared to 88% for the same period in 2014. NovaVision revenues for the first six months of 2015 were impacted by the delayed launch of the new Internet-delivered therapy suite in the US, but new patient starts in the US for the three months ended September 30, 2015 increased by 100% over the three months ended June 30, 2015; and for the nine months ended September 30, 2015 new patient starts increased by 6% over the same period in 2014. The growth in new lead generation and patient pipeline since the launch of the new therapy suite in June is also encouraging. Foreign exchange differences in Europe accounted for $22,422 of the revenue decrease. The Internet-delivered therapy suite will be launched in Europe during Q4 2015.

Research and Development Expense:

Research and development (“R&D”) expenses were $68,244 for the nine months ended September 30, 2015, as compared to $59,684 for the same period in 2014. Capitalized software development costs for the nine months ended September 30, 2015 and 2014 were $32,483 and $100,487, respectively.

General and Administrative Expenses:

General and administrative expenses decreased by $660,667 to $1,991,726 for the nine months ended September 30, 2015 from $2,652,393 for the same period in 2014. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2015 was $214,607, a decrease of $104,443 over $319,050 in 2014. Also included within General and Administrative Expenses are Sales Commissions, which decreased by $44,124 to $118,209. The remaining General and Administrative expenses decreased by $512,100 from $2,171,009 to $1,658,909, of which the Offering costs comprised $581,702.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Offering costs	$(581,702)	$-
Investor relations and road show costs	46,991	(74,180)
Board, financial and scientific advisory	35,543	(55,274)
Legal, professional and other consulting	(51,37)	-
Sales, marketing and travel	62,528	-
Payroll	15,407	25,011
Other	(39,489)	-
Total change	$(512,100)	$(104,443)

Interest Expense:

Interest expense comprises on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2015 decreased by $80,093 to $0 from 2014. Other Interest expense for 2015 decreased by $3,228 to $35,616 from $38,844 for 2014.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014	$ Change
Cash	$622,485	$1,891,658	$(1,269,173)
Accounts receivable, inventory and other current assets	$659,412	$677,636	$(18,224)
Total current liabilities	$(867,046)	$(924,841)	$57,795
Working capital/(deficit), excluding derivative liability	$414,851	$1,644,453	$(1,229,602)
Cash provided/(used) by financing activities	$(68,909)	$4,725,630	$(4,794,538)

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device at the end of therapy. At September 30, 2015 and December 31, 2014 patient deposits amounted to $29,213 and $34,217, respectively, and are reserved against in Accrued Liabilities

Property and equipment

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended September 30, 2015 and 2014 was $12,632 and $0, respectively.  Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's consolidated statements of operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 14, 2015, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued the following unregistered shares of its Common Stock since July 1, 2015:

Shares	Date	Type	Number	Purpose

STEVE GIRGENTI	7/1/15	Common	3,425	Board Fees
ALVARO PASCUAL-LEONE, M.D.	7/31/2015	Common	1,184	Consulting Fees
JOSEF ZIHL	7/31/2015	Common	2,367	Consulting Fees
LIOLIOS GROUP, INC.	8/6/2015	Common	2,646	Consulting Fees
ACORN MANAGEMENT PTS	8/15/15	Common	4,630	Consulting Fees
LIOLIOS GROUP, INC.	9/4/2015	Common	2,096	Consulting Fees
ACORN MANAGEMENT PTS	9/15/15	Common	4,630	Consulting Fees
JASON BARTON	9/30/15	Common	1,056	Consulting Fees
JOSE ROMANO	9/30/15	Common	1,056	Consulting Fees
OSCAR BRONSTHER	9/30/15	Common	3,378	Board Fees
LOWELL RUSH	9/30/15	Common	3,378	Board Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	9/30/15	Common	16,667	Consulting Fees

There were no cash proceeds from any of these issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

Index to Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2015.

VYCOR MEDICAL, INC.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
President and
Director (Principal Executive Officer)

By:	/s/ Adrian C. Liddell
Adrian C. Liddell
Chairman of the Board and
Director (Principal Financial Officer)