Form 10-K
period 2015-12-31
VYCOR MEDICAL INC
filed 2016-03-30
CIK 1424768

 mainpages
iUNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
Form 10-K
☑              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Common Stock par value $.0001
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      ☐ Yes     ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      ☐   Yes     ☐  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐   Yes     ☐   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☐   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $8,397,712 (assuming $1.32 per share)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 10,937,250 shares of common stock par value $0.0001 as of March 25, 2016
DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

Page
PART I
Item 1.	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Item 6	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers, Promoters and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES

mainpagescontinue
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
Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 46 issued or allowed patents and a further 13 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.
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
Vycor’s VBAS is a significant improvement over current technologies for accessing regions within the brain. A disposable product that can be used with microscopic, endoscopic and neuro-navigation systems (IGS), the VBAS includes an introducer and working channel. Available in multiple sizes, the current series consists of 12 disposable products, offered in four different port (working channel) diameters of 12mm, 17mm, 21mm, and 28 mm and a choice of three lengths: 3cm, 5cm, and 7cm; two new sizes with diameters of 6mm and lengths of 5cm and 7cm were introduced in March 2016. The surgeon makes a smaller corticotomy, inserts the clear, elliptical-shaped VBAS introducer through the brain tissue, removes the introducer and is left with a clear hollow working channel to provide access to the precise location desired for surgery.
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
The Market For Vycor Medical’s VBAS Product
VBAS is used for craniotomy procedures. Based on statistics from the American Association of Neurological Surgeons (AANS), management estimates 700,000 such procedures are performed in the US annually. Of this, management believe approximately 200,000 (28 percent) are addressable by the VBAS range currently, with another 125,000 (total of 325,000 or 46 percent) addressable by an expanded future range. Management estimates, for the global market, there exists a current addressable market of approximately 1,000,000 procedures with another 600,000 addressable by an expanded VBAS range.
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
Peer Review and Other Clinical Studies
The publication of clinical papers in neurosurgery journals by surgeon-users of VBAS regarding their experiences with the products (peer review papers), and the publication of other clinical data, is important for Vycor Medical. Such papers continue to evidence the clinical superiority of VBAS, which in turn drives its adoption and accelerates the hospital approval process, which in turn drives revenues. To date the Company has already had 9 Peer Reviewed published and 4 other clinical papers, including the following during 2015:
●
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
●
“Microsurgical resection for lateral ventricular meningiomas with neuronavigation and tubular retractor”. Published in the China J Neurosurgery, April 2015. By Xiong Tao, Wanggou Siyi, Chen Xiaoyu, Peng Zefeng, Liu Qing, Yan Xianrui, Li Xuejun, Dpartment of Neurosurgery , Xiangya Hospital, Central South University; Changsha, China. Conclusion: The study’s objective was to study the microsurgical modality for lateral ventrical meningiomas with neuronavigation and tubular retractor system [VBAS] and evaluate its long term outcome. The study concluded that the use of neuronavigation and the VBAS does not reduce the ability to achieve total tumor resection but did have a positive post operative impact through reduced intra operative brain trauma and reduced intra operative complications. The study concluded that it led to an improvement in post-operative quality of life.
●
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
●
“Use of a Minimally Invasive Retractor System for Retrieval of Intracranial Fragments in Wartime Trauma”. Published in the World Neurosurgery, May 2015. George N. Rymarczuk, Laurence Davidson, Meryl A. Severson, Rocco A. Armonda of the Walter Reed Army Medical Center and the National Naval Medical Center Conclusion: “Wartime penetrating brain injury can result in deep-seated shrapnel, bullets and bone, posing risk of secondary injury. It has been recommended that aggressive removal of fragments be avoided. The goal of this study it to report our technique of minimally invasive removal of deep-seated fragments using a tubular retractor system [VBAS]. The authors feel that this technique offers a valid and safe option for treatment of patients that have incurred penetrating brain injuries and that have retained foreign bodies under circumstances in which removal is desirable”. In all cases the fragment was successfully removed. No patient had worsening of their neurological condition following surgery. The study concluded, “With this series of 6 service-members the authors have shown that VBAS can be used to successfully remove deep-seated foreign bodies from injuries sustained in war. Deep parenchymal and intraventricular fragments can be safely removed using a tubular retractor system [VBAS]”
●
“Single-Port Endoscopic Technique for the Treatement of Primary Intracerebral Hemorrhage” poster presented at the VII World Congress of Neuroendoscopy held in Mexico, November 2015. By Juan Antonio Ponce-Gomez M.D. Luis Alverto Ortega-Porcayo M.D. Victor Alcocer-Barradas M.D. Juan Barges-Coll M.D. Juan Luis Gomez Amador M.D.Department of Neurological Surgery, National Institute of Neurology and Neurosurgery “Manuel Velasco Suarez” Mexico City, Mexico. In a retrospective study done three different treatments were compared; medical management and observation, hematoma drainage through a single port [VBAS] with endoscopic assistance and finally drainage through a conventional crainiotomy. 64 patients were analysed 28 patients underwent medical treatment, 24 patients conventional crainiotomy and 12 patients were treated with the VBAS. Main risk in all cases was hypertension. The study showed that complete drainage using the VBAS was achieved in 83.3% of cases and that the average stay in hospital was 8 days which was statistically significantly shorter than the other two groups. Mortality after 6 months was also statistically significantly better than the medical treatment group. Conclusion: Treatment using the endoscope and VBAS offers lower morbidity and fewer days of hospital stay in the management of primary supratentorial intracerebral hemorrhage.
Manufacturing
Vycor Medical uses a sub-contract manufacturer to manufacture, package, label and sterilize its VBAS products. The Company is in the process of migrating all its VBAS manufacturing in phases to Life Science Outsourcing, Inc. in Brea, California which is FDA-registered and meets ISO standards and certifications.

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
Vycor Medical’s 11 granted/allowed patents are in Canada (Brain) China (Brain), Hong Kong (Brain), Russia (Brain), Japan (Brain and Spine) and US (Brain (4) and Spine).
Vycor Medical’s 10 pending patents are in: Canada (Spine), Europe (Brain, Spine), India (Brain, Spine), Hong Kong (Spine), US (Brain (4).
Trademarks
VYCOR MEDICAL is a registered trademark and VIEWSITE is a common law trademark.
Vycor Growth Strategy
Vycor Medical’s growth strategy is centered around:
1. Increasing U.S. market penetration through broader hospital coverage and targeted direct physician marketing.
Vycor Medical’s sales and marketing strategy is to penetrate a well defined target market of 4,500 neurosurgeons by trade shows, significantly increased direct marketing with VBAS samples and existing clinical data, and through its existing distributors which it is continually evaluating and upgrading as well as adding additional distributors in regions where it has little to no presence. In marketing to these hospitals and surgeons, Vycor Medical leads with those neurosurgical procedures where VBAS’ competitive advantages are most easily understood – deep seated tumors and other complicated deep procedures. The focus is both on adding new hospitals and expanding to additional surgeons in hospitals where VBAS is already approved and to expand usage to a broader range of procedures. Vycor Medical prioritizes its attention on teaching hospitals, which not only carry out more relevant procedures but also provide a natural way to drive adoption through the conversion of new surgeons.
2. Provision of more Clinical and Scientific Data supporting the products superiority over the current standard of care blade retractors and to demonstrate the products potential for cost savings. Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption, and in turn revenues, further and faster by demonstrating VBAS' superiority as a minimally invasive access system which helps VBAS move further up the hospital cost/benefit curve. To date the Company has already had 9 Peer Reviewed studies and 4 other clinical papers and anticipates further studies to be published.
3. International Market Growth
Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. VBAS has full regulatory approvals in Australia, Brazil, Canada, China, Europe (EU – Class III), Korea, Japan and Taiwan and is seeking or has partial regulatory approvals in India, Russia and Vietnam. Vycor Medical is actively pursuing new distribution agreements in the countries where it does not have any in place.
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

Vycor Medical released two new smaller VBAS devices (the "VBAS Mini") in March 2016, and is in the advanced stages of development on a new set of VBAS devices that will be integrated with selected Image Guided Systems. Management strongly believes that the existing VBAS rigid structure lends itself well to being incorporated into the increasing trend of IGS surgery.
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

VRT and NeuroEyeCoach, provided in the US in an Internet-delivered suite since June 2015 and in Europe since December 2015, are therefore highly complementary and ensure broad benefits to NovaVision's patients.
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
NovaVision’s VRT is the only medical device aimed at the restoration of vision lost as a result of neurological damage which has FDA 510(k) clearance to be marketed in the U.S; and NeuroEyeCoach is registered in the US as a Class I 510(k) exempt device. VRT, NEC and NeET have CE Marking for the EU. NovaVision has 35 granted and 3 pending patents worldwide.
NovaVision’s Products
VRT and NeET
VRT and NeET are aimed at those suffering from vision loss resulting from neurological brain damage such as stroke and traumatic brain injury (TBI). It is estimated that approximately 30% experience a visual field disorder (or which approximately 20% permanently), reducing mobility and other activities of daily living.
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
VRT and NeET are patient-specific diagnostic and therapeutic platforms with extensive clinical data supporting their ability to increase a patient’s visual field. The diagnostic algorithm first maps the visual field and defines the areas of defect in patients suffering vision loss. The therapeutic algorithm is then specifically designed for each patient based upon the results of the diagnostic program. The therapies are delivered through a computer device in the patient’s home and are generally performed over a six month period, twice a day for approximately an hour total, five to six days a week.

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
NeuroEyeCoach
NeuroEyeCoach is also a computer-based program providing eye-movement training to those who have suffered a visual field loss as a result of neurological damage.
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
The Market For NovaVision’s Therapies
The market for NovaVision’s therapies comprises those suffering from vision loss resulting from neurological trauma such as Stroke and Traumatic Brain Injury (TBI). The U.S. Centers for Disease Control (CDC) estimates there are approximately 8 million Americans who have previously had a stroke incident, with 795,000 additional strokes occurring annually; adjusting for repeat strokes and deaths, there are 481,000 new stroke survivors each year. Additionally, approximately 5.3 million Americans live with the long-term effects of a TBI, with 275,000 hospitalizations each year. The most recent scientific research estimates that approximately 28.5% experience some visual impediment and 20.5% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. The target market for VRT and NeET is this 20.5% subset of patients who have suffered a permanent visual field deficit; NeuroEyeCoach addresses all 28.5% of patients who experience visual impediments. Management estimates that the addressable target market for its therapies is approximately 2.9 million people in the US, approximately 2.8 million people in Europe and approximately 12.9 million people throughout the rest of the world.
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
●
Cost Effective and Affordable. Migrated therapy delivery from provided-hardware to internet-delivered onto patients' computers, significantly reducing cost without changing the therapy itself. Further cost reduction has been achieved through considerable business process streamlining. The Internet-delivered therapy suite was made commercially available in June 2015 in the US and in Europe in December 2015.
●
Scalable. NovaVision's therapy is now affordable, with broader benefits and truly scalable and deliverable to the mass market.
NovaVision completed its development work and launched its Internet-based therapy suite in June 2015 in the US, and December 2015 in Europe, and is now positioned for the first time with the suite of therapies and product offerings to deliver on our strategic vision: to provide a clinically supported, affordable and scalable visual therapy solution offering broad benefits to those suffering visual impairment following neurological damage; and to offer solutions for both patients and physicians alike.
For Patients:
●
VRT and NeuroEyeCoach Therapy Suite. NovaVision's two complementary therapies are offered in internet-delivered in a package for $900 in the US and equivalent pricing in Europe.
●
NeuroEyeCoach. For patients with visual impairments who are not suitable, for whatever reason, for VRT, we provide NeuroEyeCoach on its own for $450 in the US and equivalent pricing in Europe.
For Physicians:
●
Vision Diagnostic (VIDIT). A diagnostic system that enables therapists to perform high-resolution visual field tests in less than 10 minutes to screen for visual field deficits as a result of neurological brain damage. NovaVision has received approval for and entered into an agreement to offer VIDIT throughout the 100+ network of HealthSouth rehabilitation centers in the U.S.; therapists are then able to refer patients to NovaVision. We are marketing this to the HealthSouth network as well as to other rehabilitation chains and centers.
●
NeuroEyeCoach Pro Center. Enables stroke rehabilitation and other centers to treat patients while in their care, both as in-patient and out-patient. NovaVision has entered into an additional agreement with HealthSouth to be able to offer NeuroEyeCoach Pro Center to the HealthSouth rehabilitation centers in the U.S. We are marketing this to the HealthSouth network as well as to other rehabilitation chains and centers.
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

Vycor Medical has obtained the CE marking approval to allow for distribution of its VBAS products in Europe as a Class III device and has received HPB licensing approval for distribution in Canada as a Class II device. VBAS also has full regulatory or partial approvals in Australia, Brazil, China, Korea, Japan and Russia. NovaVison’s VRT, NeuroEyeCoach and Sight Science’s NeET have CE mark registrations as Class I devices in Europe.

Employees
We currently have 14 employees.

Website. The Company operates websites at www.vycormedical.com, www.vycorvbas.com and www.novavision.com.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Beginning on July 20, 2009, our Common Stock was quoted on the OTC Bulletin Board under the symbol “VYCO”.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter for fiscal years 2014 and 2015. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2014-March 31, 2014	$3.06	$1.76
April 1, 2014-June 30, 2014	$2.80	$1.80
July 1, 2014-September 30, 2014	$3.12	$2.06
October 1, 2014-December 31, 2014	$2.37	$1.46
January 1, 2015-March 31, 2015	$2.10	$1.46
April 1, 2015-June 30, 2015	$1.91	$1.32
July 1, 2015-September 30, 2015	$1.70	$1.06
October 1, 2015-December 31, 2015	$1.50	$0.61

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders
As of March 25, 2016 there were 10,937,250 shares of common stock outstanding and approximately 115 stockholders of record.

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
RECENT SALES OF UNREGISTERED SECURITIES
Below is a list of securities sold by us from January 1, 2015 through March 25, 2016 which were not registered under the Securities Act

Common Stock:

Name of Purchaser	Issue Date	Security	Shares	Consideration
STEVE GIRGENTI	1/1/2015	Common	2,717	Board Fees
ALVARO PASCUAL-LEONE M.D.	2/1/2015	Common	919	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	2/5/2015	Series D. Pref.	5,745	Series D Dividend
PETER C. ZACHARIOU	2/5/2015	Series D. Pref.	2,119	Series D Dividend
CRAIG KIRSCH	2/5/2015	Series D. Pref.	380	Series D Dividend
JOSEF ZIHL	2/1/2015	Common	1,838	Consulting Fees

ACORN MANAGEMENT PTS	3/6/2015	Common	13,889	Consulting Fees
STEVE GIRGENTI	4/1/2015	Common	2,660	Board Fees
OSCAR BRONSTHER	3/31/2015	Common	2,660	Board Fees
LOWELL RUSH	3/31/2015	Common	2,660	Board Fees
JASON BARTON	3/31/2015	Common	831	Consulting Fees
JOSE ROMANO	3/31/2015	Common	831	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	3/31/2015	Common	8,152	Consulting Fees
ALVARO PASCUAL-LEONE M.D.	4/30/2015	Common	925	Consulting Fees
JOSEF ZIHL	4/30/2015	Common	1,849	Consulting Fees
ACORN MANAGEMENT PTS	4/15/2015	Common	4,630	Consulting Fees
JASON BARTON	3/31/2015	Common	1,070	Consulting Fees
JOSE ROMANO	6/30/2015	Common	1,070	Consulting Fees
OSCAR BRONSTHER	6/30/2015	Common	3,425	Board Fees
LOWELL RUSH	6/30/2015	Common	3,425	Board Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	6/30/2015	Common	8,333	Consulting Fees
STEVE GIRGENTI	7/1/2015	Common	3,425	Board Fees
ALVARO PASCUAL-LEONE M.D.	7/31/2015	Common	1,184	Consulting Fees
JOSEF ZIHL	7/31/2015	Common	2,367	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	8/5/2015	Series D. Pref.	5,946	Series D Dividend
PETER C. ZACHARIOU	8/5/2015	Series D. Pref.	2,194	Series D Dividend
CRAIG KIRSCH	8/5/2015	Series D. Pref.	393	Series D Dividend
LIOLIOS GROUP, INC.	8/6/2015	Common	2,646	Consulting Fees
ACORN MANAGEMENT PTS	8/15/2015	Common	4,630	Consulting Fees
LIOLIOS GROUP, INC.	9/4/2015	Common	2,096	Consulting Fees
ACORN MANAGEMENT PTS	9/15/2015	Common	4,630	Consulting Fees
JASON BARTON	9/30/2015	Common	1,056	Consulting Fees
JOSE ROMANO	9/30/2015	Common	1,056	Consulting Fees
OSCAR BRONSTHER	9/30/2015	Common	3,378	Board Fees

LOWELL RUSH	9/30/2015	Common	3,378	Board Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	9/30/2015	Common	16,667	Consulting Fees
STEVE GIRGENTI	10/1/2015	Common	3,378	Board Fees
LIOLIOS GROUP, INC.	10/4/2015	Common	2,252	Consulting Fees
ALVARO PASCUAL-LEONE M.D.	1/31/2015	Common	1,995	Consulting Fees
JOSEF ZIHL	1/31/2015	Common	2,216	Consulting Fees
JASON BARTON	12/31/2015	Common	3,196	Consulting Fees
JOSE ROMANO	12/31/2015	Common	3,196	Consulting Fees
OSCAR BRONSTHER	12/31/2015	Common	5,682	Board Fees
LOWELL RUSH	12/31/2015	Common	5,682	Board Fees
STEVE GIRGENTI	1/1/2016	Common	5,682	Board Fees, Deferred
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	12/31/2015	Common	16,667	Consulting Fees
ALVARO PASCUAL-LEONE M.D.	1/31/2016	Common	3,801	Consulting Fees
JOSEF ZIHL	1/31/2016	Common	4,223	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	2/5/2016	Series D. Pref.	6,154	Series D Dividend
PETER C. ZACHARIOU	2/5/2016	Series D. Pref.	2,720	Series D Dividend
CRAIG KIRSCH	2/5/2016	Series D. Pref.	407	Series D Dividend

The securities issued in the above mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA
	12/31/2015	12/31/2014	12/31/2013
Revenues	$1,138,634	$1,250,292	$1,089,374
Net loss	$(2,082,643)	$(4,049,712)	$(2,444,491)
Net loss per share	$(0.21)	$(0.39)	$(0.39)
Weighted average no. shares	10,839,335	10,270,657	6,324,175
Stockholders’ equity (deficit)	$1,145,722	$2,888,902	$(3,315,243)
Total assets	$2,030,231	$3,813,743	$2,115,250
Total liabilities	$884,509	$924,841	$5,430,493

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
Revenue and Gross Margin:
	2015	2014	% Change
Revenue:
Vycor Medical	$885,481	$893,028	-1%
NovaVision	$253,153	$357,264	-29%
	$1,138,634	$1,250,292	-9%
Cost of Revenue:
Vycor Medical	$(107,528)	$(112,604)	5%
NovaVision	$(56,590)	$(43,696)	-30%
	$(164,118)	$(156,300)	-5%
Gross Profit
Vycor Medical	$777,953	$780,424	0%
NovaVision	$196,563	$313,568	-37%
	$974,516	$1,093,992	-11%

Vycor Medical recorded revenue of $885,481 from the sale of its products for the year ended December 31, 2015, a decrease of $7,547 from 2014. This reflected weak sales in particular in the US in July and August which recovered in September. Gross margin of 88% was achieved in 2015 versus 87% in 2014.
NovaVision recorded revenues of $253,153 for the year ended December 31, 2015, a decrease of $104,111 from 2014.  NovaVision's US revenues for the first six months of 2015 were impacted by the delayed launch of the new Internet-delivered therapy suite. Since the launch in the U.S. in late June, NovaVision has achieved a reduction in price to patients of 65%, from $2,500 for a six-month course of VRT alone to $900 for VRT and NeuroEyeCoach together. Given the price reduction, the company anticipated an initial decrease in revenues as volumes ramp up due to the new affordable and scalable therapy suite. New patient starts in the US for the second six months following the launch increased by 139% over the first six months of 2015 and by 57% over the second six months of 2014. Foreign exchange differences in Europe accounted for $25,939 of the revenue decrease, with the remainder mainly accounted for by lower license fees as NovaVision migrates to the new model, and lower sales of chinrests, an activity which is being phased out. The Internet-delivered therapy suite was launched in Europe in December 2015. Gross margin for NovaVision was 78% compared to 88% for 2014, which reflected a one-time write-off totalling $20,804 of inventory and components related to the old NovaVision hardware delivery model.

Research and Development Expense:
Research and development expenses were $71,512 in 2015 compared to $69,114 for 2014. Capitalized software development costs in NovaVision for the year ended December 31, 2015 and 2014 were $32,843 and $124,660, respectively. During the year ended December 31, 2015 the Company’s VRT 7.0 program was completed and is now being utilized by patients.
 General and Administrative Expenses:
General and administrative expenses decreased by $854,737 to $2,533,684 in 2015 from $3,388,421 in 2014. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for 2015 was $274,502, a decrease of $102,160 from $376,662 in 2014. Also included within General and Administrative Expenses are Sales Commissions, which decreased by $46,771 to $167,546; which related to a change in Company policy in 2014. The remaining General and Administrative expenses decreased by $705,806 from $2,797,442 to $2,091,636. An analysis of the change in cash and non-cash G&A is shown in the table below:
	Cash G&A	Non-Cash G&A
2014 offering costs and expenses	(589,208)	-
Payroll	(1,629)	25,011
Investor relations and road show costs	(17,004)	(90,647)
Legal, professional and other consulting	(70,384)	-
Sales, marketing and travel	41,902	-
Other	(72,769)	-
Board, financial and scientific advisory	3,286	(36,524)
Total change	$(705,806)	$(102,160)

Interest Expense:
Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2015 decreased following debt repayment or conversion to $0 from $80,093 in 2014. Other Interest expense for 2015 decreased following debt repayment or conversion by $2,917 to $47,710 from $50,627 for 2014.
Liquidity and Capital Resources

Liquidity
The following table shows cash flow and liquidity data for the periods ended December 31, 2015 and December 31, 2014:

	31-Dec-15	31-Dec-14	$ Change
Cash	$347,477	$1,891,658	$(1,544,181)
Accounts receivable, inventory and other current assets	$511,216	$677,636	$(166,420)
Total current liabilities	$(877,009)	$(924,841)	$47,832
Working capital	$(18,316)	$1,644,453	$(1,662,769)
Cash provided by (used in) financing activities	$(85,300)	$4,725,630	$(4,810,930)

Going Concern
The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $2,082,643 for the year ended December 31, 2015, and the Company expects to continue to incur additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of December 31, 2015 the Company had a stockholders’ equity of $1,145,722 and cash and cash equivalents of $347,477. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease some or all of its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements.
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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2015 and 2014 patient deposits amounted to $27,183 and $32,869, respectively, and are included in other current liabilities.

Fixed assets
The Company records fixed assets at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and seven years. Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized

Derivative Liability

The Company has accounted for the 34,723 Series A Warrants issued in connection with the 2014 Offering (all as defined in Note 10), the holders of which had not waived their anti-dilution rights (as detailed further in Note 10) in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they had anti-dilution rights, they did not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instrument as a liability at its fair value and adjusted the instrument to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised or until the anti-dilution provisions contained within the warrant agreements expired, and was classified in the balance sheet as a current liability. Any change in fair value of the warrant liability was recognized in the Company’s statement of operations as other income (loss). The anti-dilution provisions expired on June 11, 2015 and accordingly the liability has been extinguished.
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

Inventory
Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended December 31, 2015 and 2014 was $29,923 and $17,200, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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
Certified Public Accountants

To be

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of the Audit Committee and
Board of directors of Vycor Medical, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Vycor Medical, Inc. and Subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vycor Medical, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements referred to above have been prepared assuming that the Company. will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in note 2 to the financial statements, the Company has incurred a net loss since inception, including a net loss of $2,082,643 for the year ended December 31, 2015 and the Company expect to continue to incur additional losses in the future, including additional development cost, cost related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception.  As of December 31, 2015, the Company has stockholders’ equity of $1,145,722 and cash and cash equivalents of $347,477. The Company believes it would not have enough cash to meet its needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Paritz & Company, P.A.

Hackensack, New Jersey
March 29, 2016

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$347,477	$1,891,658
Trade accounts receivable, net of allowance for doubtful accounts of $2,711 and $2,721	106,340	123,815
Inventory	292,538	336,021
Prepaid expenses and other current assets	112,338	217,800
Total Current Assets	858,693	2,569,294

Fixed assets, net	521,105	582,434

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	323,138	345,113
Website, net of accumulated amortization	19,548	12,576
Security deposits	49,090	53,169
Total Intangible and Other assets	642,933	662,015
TOTAL ASSETS	$2,022,731	$3,813,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$250,367	$221,703
Accrued interest: Other	88,634	40,634
Accrued liabilities	222,258	320,927
Derivative liability	-	19,792
Notes payable: Other	315,750	321,785
Total Current Liabilities	877,009	924,841

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 252,336 and 235,560 issued and outstanding as at December 31, 2015 and December 31, 2014 respectively	$25	$24
Common Stock, $0.0001 par value, 25,000,000 shares authorized at December 31, 2015 and 2014, 11,032,560 and 10,879,899 shares issued and 10,929,226 and 10,776,565 outstanding at December 31, 2015 and 2014 respectively	1,103	1,088
Additional Paid-in Capital	24,346,057	23,903,793
Treasury Stock (103,334 shares of Common Stock as at December 31, 2015 and 2014 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(23,332,538)	(21,082,118)
Accumulated Other Comprehensive Income	132,108	67,148
Total Stockholders’ Equity	1,145,722	2,888,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,022,731	$3,813,743

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Comprehensive Loss

	For the year ended December 31,
	2015	2014

Revenue	$1,138,634	$1,250,292
Cost of Goods Sold	164,118	156,300
Gross Profit	974,516	1,093,992

Operating expenses:
Research and development	71,512	69,114
Depreciation and Amortization	360,334	368,605
General and administrative	2,533,684	3,388,421
Total Operating expenses	2,965,530	3,826,140
Operating loss	(1,991,014)	(2,732,148)

Other income (expense)
Interest expense: Related Party	-	(80,093)
Interest expense: Other	(47,710)	(50,627)
Gain (loss) on foreign currency exchange	(63,711)	(105,685)
Loss on extinguishment of debt	-	(682,039)
Loss on extension of warrants	-	(146,488)
Change in fair value derivative liability	19,792	(252,633)
Total Other Income (expense)	(91,629)	(1,317,565)

Loss Before Credit for Income Taxes	(2,082,643)	(4,049,713)
Credit for income taxes	-	-
Net Loss	(2,082,643)	(4,049,713)
Preferred stock dividends	(167,777)	-
Net Loss available to common shareholders	(2,250,420)	(4,049,713)
Comprehensive Loss
Foreign Currency Translation Adjustment	(64,959)	(112,318)
Comprehensive Loss	(2,315,379)	(4,162,031)

Net Loss Per Share
Basic and diluted	$(0.21)	$(0.39)

Weighted Average Number of Shares Outstanding – Basic and Diluted	10,839,335	10,270,657

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Stockholders’ Equity (Deficiency)
									Additional
	Common Stock		Preferred Stock - Series C		Preferred Stock - Series D		Treasury Stock		Paid-in	Accumulated	Accum	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI (Loss)
Balance at January 1, 2014	6,757,225	$675	1	$1	0	$-	(103,334)	$(1,033)	$13,762,689	$(17,032,405)	$(45,170)	$(3,315,243)

Issuance of stock for board and consulting fees	131,505	13	-	-	-	-	-	-	292,507	-	-	292,520

Share-based compensation for consulting services	-	-	-	-	-	-	-	-	5,522	-	-	5,522

Issuances of shares and warrants pursuant to offering	2,777,808	278	-	-	-	-	-	-	3,387,446			3,387,724
		`
Preferred shares issued in exchange for debt	-	-			235,559	24			3,037,602	-	-	3,037,626

Revaluation of warrants on extension									146,488	-	-	146,488

Common stock issuance for conversion of preferred shares	420,838	42	-	(1)			-	-	(162,059)			(162,017)
Common stock issuance for accrued consulting fees	792,523	79	-	-	-	-	-	-	1,097,566			1,097,645
Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	2,336,032			2,336,032
Accumulated Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	112,318	112,318

Net loss for year ended December 31, 2014										(4,049,713)		(4,049,713)
Balance at December 31, 2014	10,879,899	$1,088	1	$-	235,559	$24	(103,334)	$(1,033)	$23,903,793	$(21,082,118)	$67,148	$2,888,902
Issuance of stock for board and consulting fees	152,661	15	-	-	-	-	-	-	244,985	-	-	245,000

Share-based compensation for consulting service	-	-	-	-	-	-	-	-	4,492	-	-	4,492
Share based compensation issued to employees			-	-	-	-	-	-	25,011	-	-	25,011

Preferred stock dividends	-	-			16,777	1			167,776	-	-	167,777
Accumulated Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	64,960	64,960

Net loss for year ended December 31, 2015										(2,250,420)		(2,250,420)

Balance at December 31, 2015	11,032,560	$1,103	1	$-	252,336	$25	(103,334)	$(1,033)	$24,346,057	$(23,332,538)	$132,108	$1,145,722

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Statement of Cash Flows
	For the year ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	(2,082,643)	(4,049,713)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	99,291	128,381
Depreciation of fixed assets	269,672	254,608
Change in inventory provision	12,633	2,567
Inventory write-off	20,804
Share based compensation	274,502	376,662
(Gain) loss on foreign exchange	63,711	105,685
Unrealized gain on change in fair value of derivative liability	(19,792)	252,633
Loss on extinguishment of debt	-	682,039
Loss on extension of warrants	-	146,488

Changes in assets and liabilities:
Accounts receivable	17,475	88,845
Inventory	10,046	(131,663)
Prepaid expenses	184,726	(88,356)
Accrued interest to related party	-	(255,034)
Accrued interest other	48,000	(90,617)
Accounts payable	28,665	(32,321)
Accrued liabilities	(98,669)	(90,973)
Security Deposit	4,079	-

Cash used in operating activities	(1,167,500)	(2,700,769)
Cash flows from investing activities:
Purchase of fixed assets	(210,023)	(130,845)
Purchase of website	(18,010)	(13,842)
Acquisition of patents	(66,276)	(26,455)
Cash used in investing activities	(294,309)	(171,142)
Cash flows from financing activities:
Proceeds from issuance of Common stock and Warrants	-	5,000,000
Proceeds from issuance of Notes Payable: Other	-	83,486
Repayment of Notes Payable to Related Party	-	(126,519)
Repayment of Notes Payable - Other	(85,300)	(231,337)
Cash provided by (used in) financing activities	(85,300)	4,725,630
Effect of exchange rate changes on cash	2,928	6,636
Net increase (decrease) in cash	(1,544,181)	1,860,355
Cash at beginning of year	1,891,658	31,303
Cash at end of year	347,477	1,891,658

Supplemental Disclosures of Cash Flow information:
Interest paid:	0	462,194
Non-Cash Transactions:
Preferred stock dividends satisfied in new preferred stock	$167,777	$-

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

2.
GOING CONCERN
The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $2,082,643 for the year ended December 31, 2015, and the Company expects to continue to incur additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of December 31, 2015 the Company had a stockholders’ equity of $1,145,722 and cash and cash equivalents of $347,477. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease some or all of its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
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

Cash and cash equivalents
The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2015 and 2014 patient deposits amounted to $27,183 and $32,869, respectively, and are included in Other Current Liabilities.

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

Inventories
Inventories are stated at the lower of cost determined using the weighted average cost method or market. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory obsolescence for the years ended December 31, 2015 and 2014 was $29,923 and $17,200, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's consolidated statements of operations.

Foreign Currency
The Euro is the local currency of the country in which NovaVision GmbH conducts its operations and is considered the functional currency of this entity; the GB Pound is the local currency of the country in which Sight Science Limited conducts its operations and is considered the functional currency of this entity. All balance sheet amounts are translated to U.S. dollars using the U.S. exchange rate at the balance sheet date except for the equity section which is translated at historical rates. Operating statement amounts are translated using an average exchange rate for the period of operations. Foreign currency translation effects are accumulated as part of the accumulated other comprehensive income (loss) and included in stockholders’ equity in the accompanying Consolidated Balance Sheet.

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

Derivative Liability
The Company has accounted for the 34,723 Series A Warrants issued in connection with the 2014 Offering (all as defined in Note 10), the holders of which had not waived their anti-dilution rights (as detailed further in Note 10) in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they had anti-dilution rights, they did not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instrument as a liability at its fair value and adjusted the instrument to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised or until the anti-dilution provisions contained within the warrant agreements expired, and was classified in the balance sheet as a current liability. Any change in fair value of the warrant liability was recognized in the Company’s statement of operations as other income (loss). The anti-dilution provisions expired on June 11, 2015 and accordingly the liability has been extinguished.
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

Research and Development
The Company expenses all research and development costs as incurred. For the years ended December 31, 2015 and 2014, the amounts charged to research and development expenses were $71,512 and $69,114, respectively.

Software Development Costs
The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. The Company acquired internally developed software valued at $540,000 as part of the acquisition of the assets of NovaVision, Inc. on November 30, 2010 and $363,472 as part of the acquisition of the assets of Sight Science Limited on January 4, 2012. For the years ended December 31, 2015 and 2014, the amounts capitalized for software development were $32,843 and $124,660 respectively, for the Company’s VRT 7.0 and NeuroEyeCoach programs.

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

Stock Compensation
The Company recognizes the cost of all share-based payments under the relevant authoritative accounting guidance. Share-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock. For share-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of ASC Topic 718, “Stock Compensation”. Share-based payments to consultants, service providers and other non-employees are accounted for under in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	December 31,	December 31,
	2015	2014
Stock options outstanding	25,557	25,557
Warrants to purchase common stock	6,007,048	5,911,715
Debentures convertible into common stock	215,908	171,138
Preferred shares convertible into common stock	1,188,471	1,110,438
Total	7,436,984	7,218,848

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

4.
NOTES PAYABLE

Other Notes Payable

As of December 31, 2015 and 2014 Other Notes Payable consists of:

	December 31, 2015	December 31, 2014
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company an adjusted conversion price of $1.80 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended to December 31, 2016.
	300,000	300,000

Insurance policy finance agreements. During the year ended December 31, 2015 the Company made monthly repayments totaling $85,800. The notes are due over the next twelve months.	15,750	21,786

Total Other Notes Payable:	$315,750	$321,786

5.
SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments
The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Set out below are the revenues, gross profits and total assets for each segment.

	December 31,
	2015	2014
Revenue:
Vycor Medical	$885,481	$893,028
NovaVision	253,153	357,264
Total Revenue	$1,138,634	$1,250,292
Gross Profit:
Vycor Medical	777,953	780,424
NovaVision	196,563	313.568
Total Gross Profit	$974,516	$1,093,992
Total Assets:
Vycor Medical	$1,157,790	$2,644,513
NovaVision	872,441	1,169,230
Total Assets	$2,030,231	$3,813,743

(b) Geographic information. The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.
	December 31,
	2015	2014
Revenue:
United States	$985,868	$1,034,034
Europe	152,766	216,258
Total Revenue	$1,138,634	$1,250,292
Gross Profit:
United States	$844,298	$901,503
Europe	132,218	192,489
Total Gross Profit	$974,516	$1,093,992
Total Assets:
United States	$1,707,089	$3,367,679
Europe	323,142	446,064
Total Assets	$2,030,231	$3,813,743

6.
FIXED ASSETS
As of December 31, 2015 and 2014, Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

		December 31,	December 31,
	Estimated Useful Lives	2015	2014

Machinery and equipment	3 years	$132,452	$136,356
Leasehold Improvements	5 years	6,206	6,206
Purchased Software	3 years	27,706	24,993
Molds and Tooling	5 years	381,397	234,230
Furniture and fixtures	7 years	26,028	20,079
Therapy Devices	3 years	99,324	86,286
Internally Developed Software	5 years	1,174,912	1,143,918
		1,848,025	1,652,068
Less: Accumulated depreciation and amortization		(1,326,920)	(1,069,634)
Property and Equipment, net		$521,105	$582,434

Depreciation expense for the years ended December 31, 2015 and 2014 was $269,672 and $254,608 respectively, including $8,629 and $14,383 respectively for Therapy Devices which is allocated to Cost of Sales.

7.
INTANGIBLE ASSETS
 As of December 31, 2015 and 2014, Intangible Assets consists of:
	December 31,
	2015	2014
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$865,639	$799,362
Accumulated Amortization	(542,501)	(454,249)
	$323,138	$345,113
Amortized intangible assets: Website (5 years useful life)
Gross carrying Amount	$50,760	$32,750
Accumulated Amortization	$(31,212)	$(20,174)
	$19,548	$12,576
Intangible assets not subject to amortization
Trademarks	$251,157	$251,157

Intangible asset amortization expense for the periods ended December 31, 2015 and 2014 was $99,291and $128,381, respectively.

8.
EQUITY
Equity Transactions
During January to December 2015, the Company issued: 12,180 shares of Common Stock (valued at $20,000) to Steven Girgenti, 15,145 shares of Common Stock (valued at $20,000) to Oscar Bronsther and 15,145 shares of Common Stock (valued at $20,000) to Lowell Rush in consideration for services provided to the Board of Directors; and 5,023 shares of Common Stock (valued at $7,500) to Alvaro Pasual-Leone, 8,270 shares of Common Stock (valued at $12,500) to Josef Zihl and 6,153 shares of Common Stock (valued at $7,500) to each of Jason Barton and Jose Romano in respect of their roles as members of the NovaVision, Inc. Scientific Advisory Board.
During January to December 2015, in accordance with the terms the Consulting Agreement, the Company issued 49,819 shares of Common Stock (valued at $90,000) to Fountainhead.
During 2015, in accordance with the terms of investor relations advisory agreements, the Company issued 27,779 shares of Common Stock (valued at $50,000) to Acorn Partners, LLC and 6,994 shares of Common Stock (valued at $10,000) to Liolios Group Inc.
During 2015 Series D Preferred Stock, convertible into shares of Common Stock at $2.15, was issued in respect of Preferred Dividends as follows: 11,691 shares of Series D Preferred Stock (valued at $116,915), convertible into 54,377 shares of Common Stock to Fountainhead; 4,313 shares of Series D Preferred Stock (valued at $43,130), convertible into 20,060 shares of Common Stock to Peter Zachariou; and 773 shares of Series D Preferred Stock (valued at $7,731), convertible into 3,595 shares of Common Stock to Craig Kirsch.
Outstanding Warrants and Options
The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:		Weighted average
	Number of shares	exercise price
		per share
Outstanding at December 31, 2013	1,404,599	$ 3.39
Granted	5,226,120	$2.61
Exercised	-	-
Cancelled or expired	(719,004)	$4.46
Outstanding at December 31, 2014	5,911,715	$2.57
Granted	100,000	$2.56
Exercised	-	-
Cancelled or expired	(4,667)	-
Outstanding at December 31, 2015	6,007,048	$2.57

STOCK OPTIONS:		Weighted average
	Number of shares
		per share
Outstanding at December 31, 2013	5,557	$20.25
Granted	20,000	$2.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2014	5,557	$20.25
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2015	25,557	$5.97

As of December 31, 2015, the weighted-average remaining contractual life of outstanding warrants and options is 1.25 and 2.18 years, respectively.

9.
SHARE-BASED COMPENSATION

Stock Option Plan

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

For the years ended December 31, 2015 and 2014, the Company recognized share-based compensation of $25,011 and $0, respectively for the issuance of stock options.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of December 31, 2015 there were no awards of any stock appreciation rights.

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

Non-Employee Stock Compensation
Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the above non-employees for the year ended December 31, 2015 was $249,492. As of December 31, 2015, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

Stock-based Compensation Valuation Methodology

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

The stock compensation expensed during the year ended December 31, 2015 resulted only from the issuance of Common Stock valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing model for warrant-based stock compensation in year ended December 31, 2015:

	Year ended December 31,
	2015	2014
Risk-free interest rates	1.07%	0.78%
Expected life	3 years	3 years
Expected dividends	0%	0%
Expected volatility	101%	75%
Vycor Common Stock fair value	$2.00	$2.05

10.
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

Description	December 31, 2015	Level 1	Level 2	Level 3

Warrant Liability	$-	$-	$-	$-

Description	December 31, 2014	Level 1	Level 2	Level 3

Warrant Liability	$19,792	$-	$-	$19,792

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):
Balance at January 1, 2014	$-
Issuance of Series A Warrants and Placement Agent Warrants as part of Offering Units on January 2, January 31, February 24, February 28 and March 31, April 25, 2014	2,103,195
Change in fair value during period	252,633
Reclassification to equity from waiver of anti-dilution on May 15, 2014	(2,336,036)
Balance at December 31, 2014	$19,792
Change in fair value during period	(19,792)
Balance at December 31, 2015	$-

The following assumptions were used in calculations of the Monte Carlo Simulation model for the year ended December 31, 2015 and 2014:
	Year ended December 31,
	2015	2014

Risk-free interest rates	0.56-.73%	0.58-0.93%
Expected life	1.65 years	2.09 – 3.00 years
Expected dividends	0%	0%
Expected volatility	90-93%	71-97%
Vycor Common Stock fair value	$1.59-1.84	$1.79-$2.70

11.
INCOME TAXES
Loss Before Taxes

	December 31, 2015	December 31, 2014
Domestic	$1,706,722	$3,646,424
Foreign	375,921	403,289
	$2,082,643	$4,049,713

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2015 and 2014, to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2015	2014

US statutory rate	$(728,925)	$(1,417,399)
Tax difference between foreign and U.S.	28,528	28,909
Change in Valuation Allowance	(700,397)	(1,388,490)
Tax Provision	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Operating loss carry-forward	$5,600,000	$4,800,000
Deferred tax asset before Valuation allowance	5,600,000	4,800,000
Valuation allowance	(5,600,000)	(4,800,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2015 and December 31, 2014.

Net Operating Loss Carry-Forwards
As of December 31, 2015 and 2014, the Company had U.S. accumulated losses for tax purposes of approximately $16,000,000 and $13,800,000 respectively, which may be carried forward and offset against U.S. taxable income, and which expire during the tax years 2027 through 2032.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2015 and 2014, the Company had German accumulated losses for tax purposes of approximately $688,000 and $740,000 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations. Such carry-forwards are subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership.

As of December 31, 2015 and 2014, the Company had UK accumulated losses for tax purposes of approximately $199,000 and $180,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates
The applicable US income tax rate for the Company for both of the years ended December 31, 2015 and 2014 was 35%. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2015 and 2014 was 31.58%; the UK applicable rate for both the years ended December 31, 2015 and 2014 was 20%.

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

Uncertain Tax Position
The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2015 and 2014. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

12.
COMMITMENTS AND CONTINGENCIES
Lease
The Company leases approximately 10,000 sq. ft. located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the year ended December 31, 2015 and 2014 was $204,445 and $202,083 respectively

Potential German tax liability
In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment (either a higher or a reduced amount) is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability years ended December 31 2015 and 2014 respectively, other than recording the monthly payments as an expense.

Potential China Patent Infringement
The Company was made aware in 2012 that a competitor had been granted a patent for related technology, and appeared to be entering the market with products that infringe the Company’s own issued patent. Following investigation, the Company initiated an invalidation of the competitor’s patent; in March 2014 the Patent Re-examination Board issued an Examination Decision invalidating all the claims of the competitor’s patent. The competitor appealed the decision, but the Company has contested the appeal.  A final decision on the appeal is pending. The Company has, in the interim, also prepared to enforce its own patent against this competitor, however this competitor appears to have abandoned its product offering, making an enforcement action moot for the time being.  The Company has also been made aware that a second competitor has filed a patent application for related technology and also may be producing a product that potentially infringes the Company’s patent, and has filed documents with the State Intellectual Property Office opposing grant of the patent application. As a general rule the Company intends to take all necessary action to protect its patent portfolio. As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims.

13.
CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the year ended December 31, 2015:

Consulting Agreement with Fountainhead

Effective as of January 2, 2014, the Company and Fountainhead amended their Consulting Agreement to extend the term of the Consulting Agreement to January 2, 2015, such Agreement being automatically extended on the same terms unless terminated by either party. During fiscal year 2015, a monthly fee was payable to Fountainhead in the amount of $10,000 per month, payable $5,000 in cash and the remainder payable in Company Common Stock deliverable at the end of each fiscal quarter. Effective September 2015, Fountainhead agreed to receive all of the fees in Common Stock.

Investor Relations Agreements

In January 2015, as amended in May 2015, the Company entered into a twelve month agreement, subject to early termination, to provide financial advisory, strategic business planning and professional relations services, with Acorn Management Partners (“Acorn”). Under the terms of the Agreement, as amended in May and July 2015, Acorn received a total of $53,000 in cash and $50,000 in shares of Restricted Common Stock during the period. The Acorn Agreement was terminated in October 2015.
In August 2015, the Company entered into a three month agreement to provide investor relations advisory and consulting services, with Liolios Group, Inc. (“Liolios”). Under the terms of the Liolios Agreement, Liolios received $15,000 in cash and $10,000 in Restricted Common Stock. The Liolios agreement was terminated at the end of the three month period.

14.
RELATED PARTY TRANSACTIONS
Peter Zachariou, director and David Cantor, director are investment managers of Fountainhead Capital Management which is a related party due to the size of its shareholding. Adrian Liddell, Chairman is a consultant for Fountainhead Capital Management.
During 2015, in accordance with the terms the Consulting Agreement, the Company issued 49,819 shares of Common Stock (valued at $90,000) to Fountainhead.
During 2015 Preferred D Stock, convertible into shares of Common Stock, was issued in respect of Preferred Dividends as follows: 11,691 shares of Preferred D Stock (valued at $116,915), convertible into 54,377 shares of Common Stock to Fountainhead; and 4,313 shares of Preferred D Stock (valued at $43,130), convertible into 20,060 shares of Common Stock to Peter Zachariou.
There were no other related party transactions during the year ended December 31, 2015.

15.
SUBSEQUENT EVENTS
There are no material subsequent events.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	54
David Marc Cantor	President and a Director	49
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	57
Steven Girgenti	Director	70
Oscar Bronsther, M.D.	Director	63
Lowell Rush	Director	59
Pascale Mangiardi	Director	43

Peter C. Zachariou, 54, was appointed a Director of the Company in May 2010, Executive Vice President in September 2010 and Chief Executive Officer on January 2, 2014. He is an investment manager for Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. For the past 20 years, Mr. Zachariou has been an active investor in a variety of companies and industries, both public and private, specializing in workouts and capital formation.  Mr. Zachariou's investments and activities have predominantly been in U.S. emerging and growth companies across a broad range of industry sectors.  He has also been proprietor and operator of several businesses in the U.K. and U.S. in the manufacturing, retail and leisure industries.

David Marc Cantor, 49, has been President of the Company since September 2010 and a Director since January 2010. He is an investment manager of Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies across a broad range of sectors.  Mr. Cantor has over 22 years experience in Investment Banking with a focus on Mergers and Acquisitions and Equity Capital Raisings. Prior to Fountainhead from 2001 – 2005 he was at Citigroup Capital Markets where he was Co-head of its European Business Development Group and subsequently European Head of its Diversified Industrials and Aerospace activities. Prior to Citigroup he was a Managing Director in M&A at Donaldson Lufkin & Jenrette and worked at Lehman Brothers both in New York and London in both the Equity Capital and M&A groups. Mr. Cantor has a BSc with Honours from City Business School, London.

Adrian Christopher Liddell, 57, has been Chairman of the Board and a Director of the Company since January 2010, and serves as the Company’s CFO. He is an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. Mr. Liddell has over 30 years of strategic, corporate and financial advisory and company investment experience. From 2003-2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003, Mr. Liddell served as Managing Director, Mergers & Acquisitions at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998, Mr. Liddell held various positions at Samuel Montagu & Co, and Lehman Brothers in London. Mr. Liddell qualified as a Chartered Accountant in 1984 and holds an MA from Christ’s College, University of Cambridge.

Steven Girgenti, 70, has been a director since November 2008 and is Chairman of the Nominating and Governance Committee and of the Compensation Committee.  He is presently the Managing Partner of Medi-Pharm Consulting, LLC providing strategic services to a number of medical device, pharmaceutical and diagnostic businesses.  Steve was formerly President, CEO, Director and Co-Founder of DermWorx, a specialty pharmaceutical company dedicated to solutions for dermatological conditions. Steve was also the Worldwide Chairman of Ogilvy Healthworld, a leading global healthcare communications network with 55 offices in 36 countries.  The network has more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world's leading healthcare companies.  Mr. Girgenti founded Healthworld in 1986 and, under his leadership, the company made numerous acquisitions to expand and diversify the business.  Healthworld went public in 1997.  In 1998, and again in 1999, Business Week named Healthworld one of the "Best Small Corporations in America".  In 1999, Forbes listed Healthworld as one of the "200 Best Small Companies".  Mr. Girgenti was recognized as "Entrepreneur of the Year" by NASDAQ in 1999, and was named Med Ad News' first "Medical Advertising Man of the Year" in 2000.  In 2010 he was inducted into the Medical Advertising Hall of Fame. In addition to Vycor Medical, Mr. Girgenti is a presently Executive Chairman of BioAffinity Technologies, Inc. (formerly known as Biomoda, Inc.) and has served as a Director of Burren Pharmaceuticals and Pharmacon International.  He is also Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City, and is on the Board of Directors for Jack Martin Fund, a Mt. Sinai Hospital affiliated charitable organization devoted to pediatric oncology research.  He graduated from Columbia University and has worked in the pharmaceutical industry since 1968 for companies such as Bristol-Myers Squibb, Carter Wallace and DuPont, as well as advertising agencies that specialize in healthcare. During his career, Steve has held positions in marketing research, product management, new product planning and commercial development.

Oscar Bronsther, M.D., F.A.C.S, 63, has been a director since November 2011. Dr. Bronsther is Chief Executive Officer of MetaStat, Inc. (OTCBB: MTST), a development stage life sciences company that develops and commercializes diagnostic products for the early and reliable prediction and treatment of systemic metastasisis. Dr Bronsther is also currently Clinical Professor at George Washington University, Washington, DC and has served in that capacity since 2002.  He had previously served as an Associate Professor at the University of Rochester, Rochester, NY (1994-2001), University of Pittsburgh, Pittsburgh, PA (1989-1994) and University of California San Diego (1984), and Chairman, Section of General Surgery at Inova Fairfax Hospital.  Since 2002, he has served as a Board Member, National Board Member and Director of Transplant Services of Kaiser Permanente Medical Group.  Dr. Bronsther is a graduate of the University of Rochester (B.A. 1973) and Downstate Medical Center, Brooklyn, N.Y. (M.D. 1978).  He did post-graduate work at Downstate Medical Center (Research Assistant 1975; Kidney Transplant Fellowship 1983-1984), Mount Sinai Medical Center, New York, N.Y (Residency 1978-1983) and Children’s Hospital Medical Center, Boston, MA (Research Fellowship 1980-1981). He resides in Potomac, MD.

Lowell Rush, 59, was appointed a Director in April 2013 and is Chairman of the Audit Committee. Mr. Rush has extensive experience in financial management and operational development, and since December 2013 has been Chief Financial Officer of Ft. Lauderdale-based Direct Insite Corp. (OTCQB:DIRI), a leading provider of cloud-based e-invoicing solutions. Previously, he was Chief Operating Officer of Miami-based Cosmetic Dermatology, Inc., and held positions as: CFO of Bijoux Terner, LLC (2008-2010); CFO of Little Switzerland, Inc. (2006-2008); and VP Sales Operations of Rewards Network, Inc. He is a CPA with an MBA in International Business, who has also held financial management roles at multi-national companies Sunglass Hut International, Burger King Corporation and Knight-Ridder, Inc. He began his career with the accounting firms Ernst & Young and Deloitte & Touche.

Pascale Mangiardi, 43, has been our director since October 2007. She is presently the founder and President of Rougemont Management Services LLC. From 2002-2006, she was a financial officer for John R. Mangiardi, MD, PC and from 2001 - 2002, she was the Assistant CEO at Hirslanden-Group Management AG, Zurich. Ms. Mangiardi holds a Diploma from the Swiss Business Administration School.

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

ITEM 11. EXECUTIVE COMPENSATION.
The following is a summary of the compensation we paid for each of the last two years ended December 31, 2015 and 2014, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2015 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary($)	Bonus($)	StockAwards($)	OptionAwards($)	Non-EquityIncentive PlanCompensation	Non-Qualified DeferredCompensation Earnings($)	All otherCompensation($)	Total($)
Peter Zachariou	2014	$—	—	—	—	—	—	—	—
CEO	2015	$—	—	—	—	—	—	—	—
David Cantor	2014	$—	—	—	—	—	—	—	—
President	2015	$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

		Option Awards
Name	Grant Date Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	OptionExercise Price($)	OptionExpiration Date
Kenneth T. Coviello	2/15/2008	-	3,334	$20.25	2/12/2018

Heather N. Vinas	2/15/2008	-	2,223	$20.25	2/12/2018

Equity Compensation Plan Information
Plan category	Number of securitiesto be issued uponexercise of outstandingoptions, warrants and rights(a)	Weighted-averageexercise price ofoutstanding options,warrants and rights	Number of securitiesremaining available forfuture issuance underequity compensationplans (excluding securitiesreflected in column (a)
Equity compensation plans approved by security holders	6,667	$20.25	17,676
Equity compensation plans not approved by security holders	3,333	28.50	–
Total	7,000	$20.70	17,676

(1) As of December 31, 2015

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised ExercisableWarrants	Number of Securities Underlying Unexercised ExercisableWarrants	WarrantExercise Price($)	WarrantExpiration Date
None

Total		-

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

Effective January 2, 2014, the Company entered into: amended employment agreements with Peter Zachariou and David Cantor to serve as the Company’s Chief Executive Officer and President respectively; and an employment agreement with Adrian Liddell to serve as the Company’s Chief Financial Officer. Each agreement continues for a period of twelve months from the date of the Initial Closing and is then automatically extended unless terminated by either party. The agreements provide for no monthly compensation to be payable, but a deferred compensation payable of $110,000 for each individual, subject to certain conditions and milestones being met. The compensation will be payable in cash or Restricted Shares of the Company’s Common Stock.

In March 2016 the Board of Directors approved the issuance of options to purchase 220,000 shares of Company Common Stock pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan to each of Peter C. Zachariou, David Cantor and Adrian Liddell, such options to vest immediately upon issuance. The exercise price of the options is based upon 110% of the closing price of the Company’s Common Stock the day prior to issuance, and the options are exercisable for a period of three years from issuance.

Compensation of Directors
During the period January 1, 2015 through March 25 2016, we granted Steven Girgenti, Oscar Bronsther, M.D. and Lowell Rush a total of 17,862, 15,145 and 15,145 shares of the Company’s Common Stock respectively for their service to the Board of Directors. Each of Mr. Girgenti, Dr. Bronsther and Mr. Rush are entitled to receive $5,000 in cash or stock at the option of the company per quarter. No other directors of the Company receive compensation for their service to the Company other than as disclosed under Employment Agreements above.

During 2015 the Company adopted a Deferred Compensation Plan for directors whereby the directors may defer their director's compensation to the January 15th following the termination of their service as a director. The Deferred Compensation Plan came into effect on January 1, 2016. Of the shares listed above, 5,682 shares granted to Steven Girgenti in January 2016 are deferred under the Plan.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Steven Girgenti	55,475	*
Common Stock	Oscar Bronsther, M.D	40,155	*
Common Stock	Lowell Rush	28,192	*
Common Stock	Pascale Mangiardi	--	0.00%
Common Stock	Adrian Christopher Liddell	--	0.00%
Common Stock	Marc David Cantor	--	0.00%
Common Stock	Peter C. Zachariou	211,239	1.89%
Series D Preferred Stock	Peter C. Zachariou	67,138	25.71%
Common Stock	All executive officers and directors as a group	335,061	3.00%
Series D Preferred Stock	All executive officers and directors as a group	67,138	25.71%
Common Stock	Fountainhead Capital Management Limited Portman House Hue Street, St. Helier, Jersey JB4 5RP	4,416,663	49.78%
Series D Preferred Stock	Fountainhead Capital Management Limited Portman House Hue Street, St. Helier, Jersey JB4 5RP	181,994	69.68%
*            Less than 1%
(1)         In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In the case of directors, the number of shares includes shares granted but not issued under the director's Deferred Compensation Plan. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on March 25, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and the issuance of shares granted but not issued under the director's Deferred Compensation Plan; and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 25, 2016 (10,937,250 shares of Common Stock and 261,167 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options or that can be issued under the director's Deferred Compensation Plan. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
Please refer to Financial Statement, Note 14, which is incorporated in its entirety by this reference

Director Independence
As of March 25, 2016, of our seven (7) directors, Steven Girgenti, Oscar Bronsther, Lowell Rush and Pascale Mangiardi are considered "independent" in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining three (3) directors are not considered “independent”.  Therefore a majority of the board is independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and December 31, 2014, respectively, were approximately $46,500 and $43,250.

Tax Fees
The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2015 and 2014 were $2,000 and $2,000 respectively.

All Other Fees
 There were no fees billed for other products or services provided by our principal accountant for 2015 or 2014.

PART IV
ITEM 15.                       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this 10-K:
1.
FINANCIAL STATEMENTS
The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:
●
Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm
●
Balance Sheets as of December 31, 2015 and 2014 (audited)
●
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015 and 2014 (audited)
●
Statements of Stockholders’ Deficit from January 1, 2014 to December 31, 2015 (audited)
●
Statement of Cash Flows for the years ended December 31, 2015 and 2014 (audited)
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
Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)
Date	March 30, 2016

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)
Date	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director
Date	March 30, 2016

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)
Date	March 30, 2016

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	March 30, 2016
By:	/s/ Steven Girgenti
Steven Girgenti
Director
Date	March 30, 2016

By:	/s/ Oscar Bronsther, M.D.
Oscar Bronsther, M.D.
Director
Date	March 30, 2016

By:	/s/ Lowell Rush
Lowell Rush
Director
Date	March 30, 2016

By:
Pascale Mangiardi
Director
Date	March 30, 2016