Form 10-Q
period 2016-03-31
VYCOR MEDICAL INC
filed 2016-04-28
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended  March 31, 2016

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                                                                       to

VYCOR MEDICAL, INC.
(Exact name of small business issuer as specified in its charter)

Table insert nonbanded - table
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

There were 10,972,766 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of April 25, 2016.

Transitional Small Business Disclosure Format (check one):                                                                                                            Yes   ☐            No    ☒

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements
Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015
Unaudited Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and March 31, 2015.
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015.
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

SIGNATURES

PART I

ITEM 1.                       FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets
(unaudited)
	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$103,605	$347,477
Trade accounts receivable, net of allowance for doubtful accounts of $2,711 and $2,711	162,371	106,340
Inventory	277,407	292,538
Prepaid expenses and other current assets	111,115	112,338
Total Current Assets	654,498	858,693
Fixed assets, net	501,847	521,105
Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	295,138	323,138
Website, net of accumulated amortization	18,400	19,548
Security deposits	42,840	49,090
Total Intangible and Other assets	607,535	642,933
TOTAL ASSETS	$1,763,880	$2,022,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$190,552	$250,367
Accrued interest: Other	100,601	88,634
Accrued liabilities	273,994	222,258
Notes payable: Other	325,813	315,750
Total Current Liabilities	890,960	877,009

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 261,168 and 252,336 issued and outstanding as at March 31, 2016 and December 31, 2015 respectively	$26	$25
Common Stock, $0.0001 par value, 25,000,000 shares authorized at March 31, 2016 and December 31, 2015, 11,066,179 and 11,032,560 shares issued and 10,962,845 and 10,929,226 outstanding at March 31, 2016 and December 31, 2015 respectively	1,107	1,103
Additional Paid-in Capital	24,689,132	24,346,057
Treasury Stock (103,334 shares of Common Stock as at March 31, 2016 and December 31, 2015 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(23,948,420)	(23,332,538)
Accumulated Other Comprehensive Income (Loss)	132,108	132,108
Total Stockholders’ Equity	872,920	1,145,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,763,880	$2,022,731

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)
	For the three months ended March 31,
	2016	2015

Revenue	$400,085	$328,552
Cost of Goods Sold	67,238	51,692
Gross Profit	332,847	276,860

Operating expenses:
Research and development	-	23,226
Depreciation and Amortization	63,283	82,649
General and administrative	784,342	779,302
Total Operating expenses	847,625	885,177
Operating loss	(514,778)	(608,317)

Other Expense
Interest expense: Other	(11,980)	(11,838)
Loss on foreign currency exchange	(806)	(91,872)
Change in fair value derivative liability	-	(12,153)
Total Other Expense	(12,786)	(115,863)

Loss Before Credit for Income Taxes	(527,564)	(724,180)
Credit for income taxes	-	-
Net Loss	(527,564)	(724,180)
Preferred stock dividends	(88,318)	(82,446)
Net Loss available to common shareholders	(615,882)	(806,626)
Comprehensive Loss
Foreign Currency Translation Adjustment	-	(99,653)
Comprehensive Loss	(615,882)	(906,279)

Net Loss Per Share
Basic and diluted	$(0.05)	$(0.07)

Weighted Average Number of Shares Outstanding – Basic and Diluted	10,934,887	10,845,092

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	(527,564)	(724,180)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	29,148	21,521
Depreciation of fixed assets	36,431	63,794
Inventory provision	2,544	7,580
Share based compensation	254,762	88,150
Loss on foreign exchange	806	91,872
Unrealized gain on change in fair value of derivative liability	-	12,153

Changes in assets and liabilities:
Accounts receivable	(56,032)	(43,920)
Inventory	12,588	17,433
Prepaid expenses	37,102	10,077
Accrued interest other	11,967	11,836
Accounts payable	(59,815)	(69,838)
Accrued liabilities	51,734	5,376
Security Deposit	6,250	6,250
Cash used in operating activities	(200,079)	(501,896)
Cash flows from investing activities:
Purchase of fixed assets	(17,172)	(12,497)
Acquisition of patents	-	(66,276)
Cash used in investing activities	(17,172)	(78,773)
Cash flows from financing activities:
Repayment of Notes Payable - Other	(25,815)	(25,328)
Cash used in financing activities	(25,815)	(25,328)
Effect of exchange rate changes on cash	(806)	(446)
Net decrease in cash	(243,872)	(640,244)
Cash at beginning of period	347,477	1,891,658
Cash at end of period	103,605	1,285,215

Supplemental Disclosures of Cash Flow information:
Interest paid:	-	-
Non-Cash Transactions:
Preferred stock dividends satisfied in new preferred stock	$88,318	$82,446

See Accompanying Notes to Financial Statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

1.            BASIS OF PRESENTATION
The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of Vycor Medical, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2015 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements for the three months ended March 31, 2016 and 2015, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

2.            GOING CONCERN
The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $527,564 for the three months ended March 31, 2016, and the Company expects to continue to incur additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of March 31, 2016 the Company had a stockholders’ equity of $872,920 and cash and cash equivalents of $103,605. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease some or all of its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	March 31,	December 31,
	2016	2015
Stock options outstanding	705,557	25,557
Warrants to purchase common stock	6,007,048	6,007,048
Debentures convertible into common stock	222,556	215,908
Preferred shares convertible into common stock	1,229,545	1,188,471
Directors Deferred Compensation Plan	32,667	-
Total	8,197,373	7,436,984

4.            NOTES PAYABLE

As of March 31, 2016 and December 31, 2015, Notes Payable consists of:
	March 31, 2016	December 31, 2015
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
	300,000	300,000
Insurance policy finance agreements. During the period ended March 31, 2016 the Company made payments of $25,815. The notes are due over the next twelve months.	25,813	15,750
Total Notes Payable:	325,813	315,750

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

	Three Months Ended March 31,
	2016	2015
Revenue:
Vycor Medical	$348,920	$258,849
NovaVision	$51,165	$69,703
	$400,085	$328,552
Gross Profit
Vycor Medical	$286,607	$219,051
NovaVision	$46,240	$57,809
	$332,847	$276,860

	March 31,	December 31,
	2016	2015
Total Assets:
Vycor Medical	$942,233	$1,150,291
NovaVision	821,647	872,440
Total Assets	$1,763,880	$2,022,31

(b) Geographic information
The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.
	Three Months Ended March 31,
	2016	2015
Revenue:
United States	$372,305	$283,939
Europe	$27,780	$44,613
	$400,085	$328,552
Gross Profit
United States	$307,237	$238,352
Europe	$25,610	$38,508
	$332,847	$276,860

	March 31,	December 31,
	2016	2015
Total Assets:
United States	$1,454,128	$1,699,589
Europe	309,752	323,142
Total Assets	$1,763,880	$2,022,731

6.            EQUITY

Preferred Stock

During the three months ended March 31, 2016, the Company paid an aggregate of 8,831 shares of Preferred D Stock, valued at $88,318 representing preferred stock dividends. The Preferred D shares are convertible on their terms at $2.15 per share of Common Stock into 41,074 shares. An aggregate of 8,424 shares of Preferred D Stock dividends were in respect of related parties (See Note 11).

Common Stock and Stock Grants

During January to March 2016, the Company granted 21,556 shares of Common Stock (valued at $15,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director.

During January to March 2016, the Company issued: 16,952 shares of Common Stock (valued at $11,562) to members of the NovaVision, Inc. Scientific Advisory Board in respect of their services.

During January to March 2016, in accordance with the terms the Consulting Agreement, the Company issued 16,667 shares of Common Stock (valued at $30,000) to Fountainhead.

Warrants and Options
The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2014	5,911,715	$2.57
Granted	100,000	$2.56
Exercised	-	-
Cancelled or expired	(4,667)	-
Outstanding at December 31, 2015	6,007,048	$2.57
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2016	6,007,048	$2.57

STOCK OPTIONS:		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2014	5,557	$20.25
Granted	20,000	$2.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2015	25,557	$20.25
Granted	680,000	$0.79
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2016	705,557	$0.97

As of March 31, 2016, the weighted-average remaining contractual life of outstanding warrants and options is 1.01 and 2.40 years, respectively.

7.            SHARE-BASED COMPENSATION

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

For the periods ended March 31, 2016 and 2015, the Company recognized share-based compensation of $198,200 and $25,011, respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of March 31, 2016 there were no awards of any stock appreciation rights.

Non-Employee Stock Compensation

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

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to non-employees for the three months ended March 31, 2016 was $56,562.

Stock-based Compensation Valuation Methodology

Stock-based compensation resulting from the issuance of Common Stock is calculated by reference to the valuation of the Stock on the date of issuance, the expense being recognized as the compensation is earned. Stock-based compensation expenses related to employee options and warrants granted to non-employees are recognized as the stock options and warrants are earned. The fair value of the stock options or warrants granted is estimated at the grant date, using the Black-Scholes option pricing model, and the expense is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant. The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes option pricing model on the basis of the fair value of the underlying common stock on the measurement date, adjusted for the unique characteristics of those equity instruments, using the assumptions noted in the table below. Expected volatility is based on the historical volatility of a peer group of publicly traded companies. The expected term of options and warrants was based upon the expected life of the option or warrant, and the risk-free rate is based on the U.S. Treasury Constant Maturity rate.

The following assumptions were used in calculations of the Black-Scholes option pricing model for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rates	.0.91%	1.07%
Expected life	1.5 years	3 years
Expected dividends	0%	0%
Expected volatility	95%	101%
Vycor Common Stock fair value	$0.71	$2.00

8.            FAIR VALUE MEASUREMENTS

The Company has adopted ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

Under the terms of the Offering during the period January 2 to April 25, 2014, in five separate closings, a total of 2,397,631 Series A Warrants and Placement Agent Warrants were issued, which carried anti-dilution rights. Effective May 15, 2014 these anti-dilution rights were waived for all but 34,723 of the Series A Warrants and for all of the Placement Agent Warrants. The Company accounted for the Series A Warrants in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they had anti-dilution rights, they did not meet the criteria for equity treatment and needed to be recorded as a liability. Accordingly, the Company classified the warrant instrument as a liability at its fair value and adjusted the instrument to fair value at each reporting period. The anti-dilution provisions expired on June 11, 2015 and accordingly the liability was extinguished at that date.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis (the 34,723 Series A Warrants above) as of March 31, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	March 31, 2016 and December 31, 2015	Level 1	Level 2	Level 3

Warrant Liability	$0	$-	$-	$0

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

	Three months ended March 31,
	2016	2015
Balance at start of period	$-	$19,792

Change in fair value	-	12,153

Balance at end of period	$-	$31,945

The fair value of the Series A Warrants Warrants was determined using a Monte Carlo Simulation. This model requires the input of highly subjective assumptions, including the expected price volatility, which is based on the historical volatility of a peer group of publicly traded companies. Changes in the subjective input assumptions can materially affect the estimate of fair value of the warrants and the Company’s results of operations could be impacted.

The following assumptions were used in calculations of the Monte Carlo Simulation model for the three months ended March 31, 2015 and 2014:
	Three Months Ended March 31,
	2016	2015
Risk-free interest rates	-	0.56%
Expected life	-	1.84 years
Expected dividends	-	0%
Expected volatility	-	93%
Vycor Common Stock fair value	-	$1.84

9.            COMMITMENTS AND CONTINGENCIES
Lease
The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $15,439 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the three months ended March 31, 2016 and 2015 was $53,654 and $47,211 respectively.

Potential German tax liability
In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $85,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment (either a higher or a reduced amount) is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability in the three months ended March 31 2016 and the year ended December 31, 2015 respectively, other than recording the monthly payments as an expense.

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

10.            CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the three months ended March 31, 2016:

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

11.            RELATED PARTY TRANSACTIONS

Peter Zachariou, director and David Cantor, director are investment managers of Fountainhead Capital Management which is a related party due to the size of its shareholding. Adrian Liddell, Chairman is a consultant for Fountainhead Capital Management.

On March 31 2016, in accordance with the terms of the Consulting Agreement, the Company issued 16,667 shares of Common Stock (valued at $30,000) to Fountainhead.

During the three months ended March 31, 2016, the Company paid an aggregate of 8,424 shares of Preferred D Stock, valued at $84,248 representing preferred stock dividends to related parties. The Preferred D shares are convertible on their terms at $2.15 per share of Common Stock into 39,181 shares..

12.             SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q:

During April 2016, the Company issued unsecured loan notes to Fountainhead for a total of $50,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

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
Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 48 issued or allowed patents and a further 13 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.
In addition to our existing products and products in development we actively seek acquisition, joint venture and in-licensing opportunities in the medical device field which we believe are complementary, can benefit from our existing infrastructure and will add shareholder value.

Vycor Medical
Introduction
Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2003 compliant, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, full regulatory approvals in Australia, Brazil, Canada, China, Korea, Japan and Taiwan.

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
Vycor’s VBAS is a significant improvement over current technologies for accessing regions within the brain. A disposable product that can be used with microscopic, endoscopic and neuro-navigation systems (IGS), the VBAS includes an introducer and working channel. Available in multiple sizes, the current series consists of 14 disposable products, offered in five different port (working channel) diameters of 6mm, 12mm, 17mm, 21mm, and 28 mm and a choice of three lengths: 3cm, 5cm, and 7cm; the 6mm model is offered in lengths of 5cm and 7cm only. The surgeon makes a smaller corticotomy, inserts the clear, elliptical-shaped VBAS introducer through the brain tissue, removes the introducer and is left with a clear hollow working channel to provide access to the precise location desired for surgery.
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

The Market For Vycor Medical’s VBAS Product
VBAS is used for craniotomy procedures. Based on statistics from the American Association of Neurological Surgeons (AANS), management estimates 700,000 such procedures are performed in the US annually. Of this, management believe approximately 225,000 (32 percent) are addressable by the VBAS range currently, with another 100,000 (total of 325,000 or 46 percent) addressable by an expanded future range. Management estimates, for the global market, there exists a current addressable market of approximately 1,100,000 procedures with another 500,000 addressable by an expanded VBAS range.

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

Sales and Marketing
Domestic
According to the American Board of Neurological Surgery (ABNS), there are approximately 4,500 neurosurgeons in the US, providing a well-defined target audience. Vycor Medical’s sales channels are to stocking regional distributors and direct to hospitals through independent representatives, all of whom have existing relationships with neurosurgeons and provide an experienced and efficient distribution infrastructure without the need for a large and costly dedicated Vycor regional sales team. The distributors and representatives are supported by Vycor Medical Sales, Marketing and Customer Service.
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
International Sales
Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. Vycor Medical has regulatory approvals for VBAS in Australia, Brazil, Canada, China, Europe (Class III), Korea Japan Taiwan, and is seeking or has partial regulatory approvals in India, Russia and Vietnam with distribution agreements in place or being sought.
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
●
“Use of a Minimally Invasive Retractor System for Retrieval of Intracranial Fragments in Wartime Trauma”. Published in the World Neurosurgery, May 2015. George N. Rymarczuk, Laurence Davidson, Meryl A. Severson, Rocco A. Armonda of the Walter Reed Army Medical Center and the National Naval Medical Center Conclusion: “Wartime penetrating brain injury can result in deep-seated shrapnel, bullets and bone, posing risk of secondary injury. It has been recommended that aggressive removal of fragments be avoided. The goal of this study it to report our technique of minimally invasive removal of deep-seated fragments using a tubular retractor system [VBAS]. The authors feel that this technique offers a valid and safe option for treatment of patients that have incurred penetrating brain injuries and that have retained foreign bodies under circumstances in which removal is desirable”. In all cases the fragment was successfully removed. No patient had worsening of their neurological condition following surgery. The study concluded, “With this series of 6 service-

●
members the authors have shown that VBAS can be used to successfully remove deep-seated foreign bodies from injuries sustained in war. Deep parenchymal and intraventricular fragments can be safely removed using a tubular retractor system [VBAS]”
●
“Single-Port Endoscopic Technique for the Treatement of Primary Intracerebral Hemorrhage” poster presented at the VII World Congress of Neuroendoscopy held in Mexico, November 2015. By Juan Antonio Ponce-Gomez M.D. Luis Alverto Ortega-Porcayo M.D. Victor Alcocer-Barradas M.D. Juan Barges-Coll M.D. Juan Luis Gomez Amador M.D.Department of Neurological Surgery, National Institute of Neurology and Neurosurgery “Manuel Velasco Suarez” Mexico City, Mexico. In a retrospective study done three different treatments were compared; medical management and observation, hematoma drainage through a single port [VBAS] with endoscopic assistance and finally drainage through a conventional crainiotomy. 64 patients were analysed 28 patients underwent medical treatment, 24 patients conventional crainiotomy and 12 patients were treated with the VBAS. Main risk in all cases was hypertension. The study showed that complete drainage using the VBAS was achieved in 83.3% of cases and that the average stay in hospital was 8 days which was statistically significantly shorter than the other two groups. Mortality after 6 months was also statistically significantly better than the medical treatment group. Conclusion: Treatment using the endoscope and VBAS offers lower morbidity and fewer days of hospital stay in the management of primary supratentorial intracerebral hemorrhage.
Manufacturing
Vycor Medical uses a sub-contract manufacturer to manufacture, package, label and sterilize its VBAS products. The Company is in the process of migrating all its VBAS manufacturing in phases to Life Science Outsourcing, Inc. in Brea, California which is FDA-registered and meets ISO standards and certifications.

Intellectual Property
Patents
Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 13 granted/allowed and 11 pending patents.

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
NovaVision’s VRT is the only medical device aimed at the restoration of vision lost as a result of neurological damage which has FDA 510(k) clearance to be marketed in the U.S; and NeuroEyeCoach is registered in the US as a Class I 510(k) exempt device. VRT, NEC and NeET have CE Marking for the EU. NovaVision has 35 granted and 2 pending patents worldwide.
NovaVision’s Products
VRT and NeET
VRT and NeET are aimed at those suffering from vision loss resulting from neurological brain damage such as stroke and traumatic brain injury (TBI). It is estimated that approximately 30% experience a visual field disorder (of which approximately 20% permanently), reducing mobility and other activities of daily living.
Both VRT and NeET work on the basis that repeated stimulation of the blind or transition areas by either bright points of light (VRT) or specific spatial patterns (NeET) can lead to increases in sensitivity of the blind areas. Patient progress after VRT appears to be initiated at the blind and sighted borders whereas NeET results in changes deep within the blind field. Both therapies are able to demonstrate improvements in both visual sensitivity and activities of daily living.
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
Intellectual Property
Patents
NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 35 granted and 2 pending patents (including Sight Science).
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

Vycor Medical has obtained the CE marking approval to allow for distribution of its VBAS products in Europe as a Class III device and has received HPB licensing approval for distribution in Canada as a Class II device. VBAS also has full regulatory or partial approvals in Australia, Brazil, China, Korea, Japan, Russia and Taiwan. NovaVison’s VRT, NeuroEyeCoach and Sight Science’s NeET have CE mark registrations as Class I devices in Europe.

Employees
We currently have 14 employees.
Website. The Company operates websites at www.vycormedical.com, www.novavision.com, www.novavision.de and www.sightscience.com.

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Revenue and Gross Margin:

	Three months ended
	March 31,
	2016	2015	% Change
Revenue:
Vycor Medical	$348,920	$258,849	35%
NovaVision	$51,165	$69,703	-27%
	$400,085	$328,552	22%
Gross Profit
Vycor Medical	$286,607	$219,051	31%
NovaVision	$46,240	$57,809	-20%
	$332,847	$276,860	20%

Vycor Medical recorded revenue of $348,920 from the sale of its products for the three months ended March 31, 2016, an increase of $90,071, or 35%, over the same period in 2015. This reflected increased sales in the US and internationally. Gross margin of 82% was recorded for the three months ended March 31, 2016 compared to 85% for the same period in 2015; the difference in margin is mainly attributed to costs related to the migration to a new manufacturer and the manufacturing of the VBASMini.

NovaVision recorded revenues of $51,165 for the three months ended March 31, 2016, a decrease of $18,538 over the same period in 2015, and gross margin of 90%, compared to 83% for the same period in 2015. Since the launch in the U.S. in late June, NovaVision has achieved a reduction in price to patients of 65%, from $2,500 for a six-month course of VRT alone to $900 for VRT and NeuroEyeCoach together. Given the price reduction, the company anticipated an initial decrease in revenues as volumes ramp up due to the new affordable and scalable therapy suite. New patient starts in the US for the three months ended March 31, 2016 increased by 73% over the same period in 2015. The Internet-delivered therapy suite was launched in Europe in December 2015, where similar price reductions have been achieved. New patient starts in Europe for the three months ended March 31, 2016 increased by 22% over the same period in 2015.

Research and Development Expense:
Research and development (“R&D”) expenses were $0 for the three months ended March 31, 2016, as compared to $23,226 for the same period in 2015. Capitalized software development costs for the three months ended March 31, 2016 and 2015 were $0 and $12,497, respectively.

General and Administrative Expenses:

General and administrative expenses increased by $5,040 to $784,342 for the three months ended March 31, 2016 from $779,302 for the same period in 2015. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended March 31, 2016 was $254,762, an increase of $166,614 over $88,150 in 2015. Also included within General and Administrative Expenses are Sales Commissions, which increased by $3,504 to $52,434. The remaining General and Administrative expenses decreased by $165,078 from $642,223 to $477,145.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Payroll	(82,158)	(20,114)
Board, financial and scientific advisory	(39,784)	212,054
Investor relations and road show costs	(47,782)	(25,326)
Other (travel/regulatory/premises)	(38,007)	-
Legal, professional and other consulting	34,410	-
Sales, marketing and travel	8,243	-
Total change	(165,078)	166,614

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Interest expense for 2016 decreased by $142 to $11,980 from $11,838 for 2015.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2016 and December 31, 2015:
	March 31, 2016	December 31, 2015	$ Change
Cash	$103,605	$347,477	$(243,872)
Accounts receivable, inventory and other current assets	$550,893	$511,216	$39,677
Total current liabilities	$(890,960)	$(877,009)	$(13,951)
Working capital	$(236,461)	$(18,316)	$(218,145)
Cash provided used in financing activities	$(25,815)	$(85,300)	$59,485

Going Concern
The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $527,564 for the three months ended March 31, 2016, and the Company expects to continue to incur additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of March 31, 2016 the Company had a stockholders’ equity of $872,920 and cash and cash equivalents of $103,605. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease some or all of its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, amortization of intangible assets, and the fair values of options and warrant included in the determination of debt discounts and share based compensation..

Research and Development

The Company expenses all research and development costs as incurred.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At March 31, 2016 and December 31, 2015 patient deposits amounted to $28,440 and $31,377, respectively, and are included in Other Current Liabilities

Fixed assets

The Company records fixed assets at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and seven years. Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Derivative Liability

The Company accounted for the 34,723 Series A Warrants issued in connection with the 2014 Offering (all as defined in Note 8), the holders of which had not waived their anti-dilution rights (as detailed further in Note 8) in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they had anti-dilution rights, they did not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instrument as a liability at its fair value and adjusted the instrument to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised or until the anti-dilution provisions contained within the warrant agreements expired, and was classified in the balance sheet as a current liability. Any change in fair value of the warrant liability was recognized in the Company’s statement of operations as other income (loss). The anti-dilution provisions expired on June 11, 2015 and accordingly the liability has been extinguished.

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

NovaVision generates revenues from various programs, therapy services and other sources such as license sales. Therapy services revenues represent fees from NovaVision’s vision restoration therapy software, eye movement training software, diagnostic software, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision provides vision restoration therapy directly to patients. The typical vision restoration therapy consists of six modules, performed on average over 6 months. A patient contract comprises set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period. Patient therapy is restricted to being completed by a patient within a specified time frame. NovaVision’s saccadic training software is generally completed within 2-4 weeks and revenue is therefore recognized fully at commencement.

Deferred revenue results from patients paying for the therapy in advance of receiving the therapy.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

The Company’s accounts receivable are due from the hospitals and distributors in the case of Vycor Medical, and from patients directly for therapy or physicians for diagnostic products in the case of NovaVision. Accounts receivable are due once products have been delivered or at the time the therapy is initiated; however, some NovaVision therapy patients make monthly payments during the therapy program. The outstanding balances are stated net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, and the customer’s ability to pay its obligations. The Company writes off accounts receivable when they become uncollectible.

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended March 31, 2016 and 2015 was $2,544 and $7,580, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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

PART II

ITEM 1. LEGAL PROCEEDINGS
We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of April 25, 2016, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Name of Purchaser	Issue Date	Security	Shares	Consideration
ALVARO PASCUAL-LEONE M.D.	1/31/2016	Common	3,801	Consulting Fees
JOSEF ZIHL	1/31/2016	Common	4,223	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	2/5/2016	Series D. Pref.	6,154	Series D Dividend
PETER C. ZACHARIOU	2/5/2016	Series D. Pref.	2,720	Series D Dividend
CRAIG KIRSCH	2/5/2016	Series D. Pref.	407	Series D Dividend
TECHMED, INC.	4/2/2016	Common	9,961	Consulting Fees

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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April __, 2016.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)
Date	April 28, 2016

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)
Date	April 28, 2016