Form 10-Q
period 2016-06-30
VYCOR MEDICAL INC
filed 2016-08-09
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended    June 30, 2016

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________ to _________

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☐ No

There were 11,110,594 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 5, 2016.

Transitional Small Business Disclosure Format (check one):   Yes ☐    No ☒

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements
Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015
Unaudited Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and June 30, 2015.
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015.
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

SIGNATURES

PART I

ITEM 1.   FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets
(unaudited)
	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$87,709	$347,477
Trade accounts receivable, net of allowance for doubtful accounts of $2,711 and $2,711	222,636	106,340
Inventory	239,696	292,538
Prepaid expenses and other current assets	88,748	112,338
Total Current Assets	638,789	858,693
Fixed assets, net	457,693	521,105
Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	274,506	323,138
Website, net of accumulated amortization	17,253	19,548
Security deposits	42,841	49,090
Total Intangible and Other assets	585,757	642,933
TOTAL ASSETS	$1,682,239	$2,022,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$155,181	$250,367
Accrued interest: Other	113,814	88,634
Accrued liabilities	258,264	222,258
Notes payable: Related Party	185,000	-
Notes payable: Other	312,153	315,750
Total Current Liabilities and Total Liabilities	1,024,412	877,009
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 261,168 and 252,336 issued and outstanding as at June 30, 2016 and December 31, 2015 respectively	$26	$25
Common Stock, $0.0001 par value, 25,000,000 shares authorized at June 30, 2016 and December 31, 2015, 11,158,069 and 11,032,560 shares issued and 11,054,735 and 10,929,226 outstanding at June 30, 2016 and December 31, 2015 respectively	1,116	1,103
Additional Paid-in Capital	24,782,310	24,346,057
Treasury Stock (103,334 shares of Common Stock as at June 30, 2016 and December 31, 2015 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(24,253,779)	(23,332,538)
Accumulated Other Comprehensive Income	129,187	132,108
Total Stockholders’ Equity	657,827	1,145,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,682,239	$2,022,731

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Revenue	$379,406	$286,018	$779,492	$614,570
Cost of Goods Sold	48,086	33,981	115,325	85,674
Gross Profit	331,320	252,037	664,167	528,896

Operating expenses:
Research and development	-	15,672	-	38,898
Depreciation and Amortization	66,310	86,708	129,595	169,357
General and administrative	556,512	607,750	1,340,846	1,387,052
Total Operating expenses	622,822	710,130	1,470,441	1,595,307
Operating loss	(291,502)	(458,093)	(806,274)	(1,066,411)

Other income (expense)
Interest expense: Other	(12,206)	(11,842)	(24,188)	(23,682)
Interest expense: Related Party	(1,247)	-	(1,247)	-
Gain (loss) on foreign currency exchange	(408)	17,723	(1,214)	(74,147)
Change in fair value derivative liability	-	31,945	-	19,792
Total Other Income (expense)	(13,861)	37,826	(26,649)	(78,037)

Loss Before Credit for Income Taxes	(305,363)	(420,267)	(832,923)	(1,144,448)
Credit for income taxes	-	-	-	-
Net Loss	(305,363)	(420,267)	(832,923)	(1,144,448)
Preferred stock dividends	-	-	(88,318)	(82,446)
Net Loss available to common shareholders	(305,363)	(420,267)	(921,241)	(1,226,894)
Comprehensive Loss
Net Loss	(305,363)	(420,267)	(832,923)	(1,144,448)
Foreign Currency Translation Adjustment	2,921	19,076	2,921	(80,577)
Comprehensive Loss	(302,442)	(401,191)	(830,002)	(1,225,025)

Net Loss Per Share
Basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.11)

Weighted Average Number of Shares Outstanding – Basic and Diluted	11,007,522	10,819,691	10,971,203	10,806,338

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	(832,923)	(1,144,448)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	50,927	41,700
Depreciation of fixed assets	83,395	132,418
Inventory provision	2,544	15,162
Share based compensation	347,950	138,460
Loss on foreign exchange	1,214	74,147
Unrealized gain on change in fair value of derivative liability	-	(19,792)

Changes in assets and liabilities:
Accounts receivable	(116,299)	10,342
Inventory	50,299	35,570
Prepaid expenses	59,468	65,259
Accrued interest related party	1,247	-
Accrued interest other	23,934	23,803
Accounts payable	(95,186)	(97,137)
Accrued liabilities	34,298	(33,638)
Security Deposit	6,250	6,250
Cash used in operating activities	(382,882)	(751,904)
Cash flows from investing activities:
Purchase of fixed assets	(20,231)	(26,486)
Purchase of website	-	(3,250)
Acquisition of patents	-	(66,276)
Cash used in investing activities	(20,231)	(96,012)
Cash flows from financing activities:
Net proceeds from issuance of Notes Payable - Related Party	185,000	0
Repayment of Notes Payable – Other	(39,475)	(40,280)
Cash provided by (used in) financing activities	145,525	(40,280)
Effect of exchange rate changes on cash	(2,181)	7,256
Net decrease in cash	(259,768)	(880,940)
Cash at beginning of period	347,477	1,891,658
Cash at end of period	87,709	1,010,718

Supplemental Disclosures of Cash Flow information:
Non-Cash Transactions:
Preferred stock dividends satisfied in new preferred stock	$88,318	$82,446

See Accompanying Notes to Financial Statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

The consolidated financial statements for the three and six months ended June 30, 2016 and 2015, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

2.            GOING CONCERN
The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $823,923 for the six months ended June 30, 2016, and the Company expects to continue to incur additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of June 30, 2016 the Company had a stockholders’ equity of $657,827 and cash and cash equivalents of $87,709. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease some or all of its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:
	June 30,	December 31,
	2016	2015
Stock options outstanding	705,557	25,557
Warrants to purchase common stock	6,007,048	6,007,048
Debentures convertible into common stock	229,204	215,908
Preferred shares convertible into common stock	2,444,275	1,188,471
Directors Deferred Compensation Plan	59,083	-
Total	9,445,167	7,436,984

4.            NOTES PAYABLE

Related Party Notes Payable

As of June 30, 2016 and December 31, 2015 Related Party Notes Payable consists of:

	June 30, 2016	December 31, 2015
In the period the Company issued promissory notes to Fountainhead Capital Management Limited and Peter Zachariou for $185,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee.	185,000	-
Total Related Party Notes Payable	185,000	-

Other Notes Payable

As of June 30, 2016 and December 31, 2015, Other Notes Payable consists of:
	June 30, 2016	December 31, 2015
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company an adjusted conversion price of $1.80 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended to December 31, 2017.
	300,000	300,000
Insurance policy finance agreements. During the period ended June 30, 2016 the Company made payments of $41,066. The notes are due over the next twelve months.	12,153	15,750
Total Other Notes Payable:	312,153	315,750

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Vycor Medical	$333,085	$221,258	$682,006	$480,107
NovaVision	$46,321	$64,760	$97,486	$134,463
	$379,406	$286,018	$779,492	$614,570
Gross Profit
Vycor Medical	$288,812	$193,743	$575,420	$412,794
NovaVision	$42,508	$58,294	$88,747	$116,102
	$331,320	$252,037	$664,167	$528,896

	June 30,	December 31,
	2016	2015
Total Assets:
Vycor Medical	$911,025	$1,150,291
NovaVision	771,214	872,440
Total Assets	$1,682,239	$2,022,731

(b) Geographic information
The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
United States	$356,170	$248,059	$728,476	$531,998
Europe	$23,236	$37,959	$51,016	$82,572
	$379,406	$286,018	$779,492	$614,570
Gross Profit
United States	$309,318	$217,977	$616,556	$456,328
Europe	$22,002	$34,060	$47,611	$72,568
	$331,320	$252,037	$664,167	$528,896

	June 30,	December 31,
	2016	2015
Total Assets:
United States	$1,399,124	$1,699,589
Europe	283,115	323,142
Total Assets	$1,682,239	$2,022,731

6.            EQUITY

Preferred Stock

During the six months ended June 30, 2016, the Company paid an aggregate of 8,831 shares of Preferred D Stock, valued at $88,318, representing preferred stock dividends. The Preferred D shares are convertible on their terms at $2.15 per share of Common Stock into 41,074 shares. An aggregate of 8,424 shares of Preferred D Stock dividends were in respect of related parties (See Note 11).

Common Stock and Stock Grants

During January to June 2016, the Company granted 59,083 shares of Common Stock (valued at $36,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director.

During January to June 2016, the Company issued 32,254 shares of Common Stock (valued at $20,000) to members of the NovaVision, Inc. Scientific Advisory Board in respect of their services.

During January to June 2016, in accordance with the terms the Consulting Agreement, the Company issued 33,333 shares of Common Stock (valued at $60,000) to Fountainhead.

In April 2016, the Company entered into a Consulting Agreement with Techmed Inc. and issued 9,921 share of Common Stock (valued at $6,250) under the agreement.

In May 2016, the Company entered into a Consulting Agreement with Valeo Consulting and issued 50,000 share of Common Stock (valued at $27,500) under the agreement.

Warrants and Options
The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2014	5,911,715	$2.57
Granted	100,000	$2.56
Exercised	-	-
Cancelled or expired	(4,667)	-
Outstanding at December 31, 2015	6,007,048	$2.57
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2016	6,007,048	$2.57

STOCK OPTIONS:		Weighted average
	Number of Shares	exercise price per share
Outstanding at December 31, 2014	5,557	$20.25
Granted	20,000	$2.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2015	25,557	$20.25
Granted	680,000	$0.79
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2016	705,557	$0.97

As of June 30, 2016, the weighted-average remaining contractual life of outstanding warrants and options is 0.76 and 3.89 years, respectively.

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

For the six months ended June 30, 2016 and 2015, the Company recognized share-based compensation of $198,200 and $25,011, respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan.  As of June 30, 2016 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to non-employees for the six months ended June 30, 2016 was $149,750.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Risk-free interest rates	0.91%	1.07%
Expected life	1.5 years	3 years
Expected dividends	0%	0%
Expected volatility	95%	101%
Vycor Common Stock fair value	$0.71	$2.00

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis (the 34,723 Series A Warrants above) as of June 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	June 30, 2016 and December 31, 2015	Level 1	Level 2	Level 3

Warrant Liability	$0	$-	$-	$0

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

	Six months ended June 30,
	2016	2015
Balance at start of period	$-	$19,792

Change in fair value to June 11, 2015	-	485
Extinguishment of liability June 11, 2015		(20,277)

Balance at end of period	$-	$-

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

The following assumptions were used in calculations of the Monte Carlo Simulation model for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Risk-free interest rates	-	0.56-.73%
Expected life	-	1.65 years
Expected dividends	-	0%
Expected volatility	-	90-93%
Vycor Common Stock fair value	-	$1.59-1.84

9.            COMMITMENTS AND CONTINGENCIES

Lease
The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $15,439 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the six months ended June 30, 2016 and 2015 was $53,654 and $47,211 respectively.

Potential German tax liability
In June 2012 the Company's German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $85,000). This assessment is for the 2010 fiscal year and relates to the Company's acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment (either a higher or a reduced amount) is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability in the six months ended June 30, 2016 and the year ended December 31, 2015 respectively, other than recording the monthly payments as an expense.

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

10.            CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the six months ended June 30, 2016:

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

In May 2016 the Company entered into a Consultancy agreement with Valeo Consulting LLC to assist in the raising of capital and related financial matters by dealing with potential investors, banks and brokers on behalf of the Company. Under the agreement the Company issued 50,000 shares of Vycor Common Stock on execution and 50,000 on August 1, 2016.

11.            RELATED PARTY TRANSACTIONS

Peter Zachariou, director and David Cantor, director are investment managers of Fountainhead Capital Management which is a related party due to the size of its shareholding. Adrian Liddell, Chairman is a consultant for Fountainhead Capital Management.

During the period ended June 30, 2016, in accordance with the terms of the Consulting Agreement, the Company issued 33,333 shares of Common Stock (valued at $60,000) to Fountainhead.

During the six months ended June 30, 2016, the Company paid an aggregate of 8,424 shares of Preferred D Stock, valued at $84,248 representing preferred stock dividends to related parties. The Preferred D shares are convertible on their terms at $2.15 per share of Common Stock into 39,181 shares.

During the period ended June 30, 2016, the Company issued unsecured loan notes to Fountainhead for a total of $140,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

During the period ended June 30, 2016, the Company issued unsecured loan notes to Peter Zachariou for a total of $45,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary

12.             SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q:

In August 2016 the Company issued 50,000 shares of Vycor Common Stock (valued at $13,200) to Valeo Consulting LLC under the terms of the Consultancy Agreement.

In August 2016 the Company paid an aggregate of 9,140 shares of Preferred D Stock, valued at $91,409, representing preferred stock dividends. The Preferred D shares are convertible on their terms at $2.15 per share of Common Stock into 42,512 shares. An aggregate of 8,718 shares of Preferred D Stock dividends were in respect of related parties.

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
Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 54 issued or allowed patents and a further 14 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.
In addition to our existing products and products in development we actively seek acquisition, joint venture and in-licensing opportunities in the medical device field which we believe are complementary, can benefit from our existing infrastructure and will add shareholder value.

Vycor Medical
Introduction
Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2003 compliant, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in Australia, Brazil, Canada, China, Korea, Japan, Russia and Taiwan.

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

International Sales
Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. Vycor Medical has regulatory approvals for VBAS in Australia, Brazil, Canada, China, Europe (Class III), Korea Japan and Taiwan, and is seeking or has partial regulatory approvals in India, Russia and Vietnam with distribution agreements in place or being sought.

Peer Review and Other Clinical Studies
The publication of clinical papers in neurosurgery journals by surgeon-users of VBAS regarding their experiences with the products (peer review papers), and the publication of other clinical data, is important for Vycor Medical. Such papers continue to evidence the clinical superiority of VBAS, which in turn drives its adoption and accelerates the hospital approval process, which in turn drives revenues. To date the Company has already had 10 Peer Reviewed published and 4 other clinical papers, including the following during 2015 and 2016:

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
●
“Microsurgical resection for lateral ventricular meningiomas with neuronavigation and tubular retractor”. Published in the China J Neurosurgery, April 2015. By Xiong Tao, Wanggou Siyi, Chen Xiaoyu, Peng Zefeng, Liu Qing, Yan Xianrui, Li Xuejun, Department of Neurosurgery , Xiangya Hospital, Central South University; Changsha, China. Conclusion: The study’s objective was to study the microsurgical modality for lateral ventrical meningiomas with neuronavigation and tubular retractor system [VBAS] and evaluate its long term outcome. The study concluded that the use of neuronavigation and the VBAS does not reduce the ability to achieve total tumor resection but did have a positive post operative impact through reduced intra operative brain trauma and reduced intra operative complications. The study concluded that it led to an improvement in post-operative quality of life.
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
●
“Use of a Minimally Invasive Retractor System for Retrieval of Intracranial Fragments in Wartime Trauma”. Published in the World Neurosurgery, May 2015. George N. Rymarczuk, Laurence Davidson, Meryl A. Severson, Rocco A. Armonda of the Walter Reed Army Medical Center and the National Naval Medical Center Conclusion: “Wartime penetrating brain injury can result in deep-seated shrapnel, bullets and bone, posing risk of secondary injury. It has been recommended that aggressive removal of fragments be avoided. The goal of this study it to report our technique of minimally invasive removal of deep-seated fragments using a tubular retractor system [VBAS]. The authors feel that this technique offers a valid and safe option for treatment of patients that have incurred penetrating brain injuries and that have retained foreign bodies under circumstances in which removal is desirable”. In all cases the fragment was successfully removed. No patient had worsening of their neurological condition following surgery. The study concluded, “With this series of 6 service-

●
members the authors have shown that VBAS can be used to successfully remove deep-seated foreign bodies from injuries sustained in war. Deep parenchymal and intraventricular fragments can be safely removed using a tubular retractor system [VBAS]”
●
“Single-Port Endoscopic Technique for the Treatment of Primary Intracerebral Hemorrhage” poster presented at the VII World Congress of Neuroendoscopy held in Mexico, November 2015. By Juan Antonio Ponce-Gomez M.D. Luis Alverto Ortega-Porcayo M.D. Victor Alcocer-Barradas M.D. Juan Barges-Coll M.D. Juan Luis Gomez Amador M.D.Department of Neurological Surgery, National Institute of Neurology and Neurosurgery “Manuel Velasco Suarez” Mexico City, Mexico. In a retrospective study done three different treatments were compared; medical management and observation, hematoma drainage through a single port [VBAS] with endoscopic assistance and finally drainage through a conventional crainiotomy. 64 patients were analysed 28 patients underwent medical treatment, 24 patients conventional crainiotomy and 12 patients were treated with the VBAS. Main risk in all cases was hypertension. The study showed that complete drainage using the VBAS was achieved in 83.3% of cases and that the average stay in hospital was 8 days which was statistically significantly shorter than the other two groups. Mortality after 6 months was also statistically significantly better than the medical treatment group. Conclusion: Treatment using the endoscope and VBAS offers lower morbidity and fewer days of hospital stay in the management of primary supratentorial intracerebral hemorrhage.
●
“Comparison of endoscope-versus microscope-assisted resection of deep-seated intracranial lesions using a minimally invasive port retractor system [VBAS]”. Published in the Journal of Neurosurgery March, 2016 by Department of Neurological Surgery, The Ohio State University Wexner Medical Center. The study set out to see if microscope-assisted resection of lesions using VBAS was superior to endoscope assisted surgery also with VBAS due to technological advancements associated with our tubular port system and surgical microscopes.The study looked at data from 20 patients who had a wide range of deep-seated lesions located in different parts of the brain (basal ganglia, cerebellum, frontal lobe, temporal lobe and parietal lobe). The study goes into great detail on the technique used by the neurosurgeons with the VBAS and an entire section entitled “Port Technique” explains the insertion of the VBAS, the use of IGS with the device, how de-bulking of the tumor is performed and how to reposition the port if needed. The article states that the transparency of the device “allows visualization of the entire surgical corridor, and is compatible with the majority of current frameless neuronavigation systems”. The study also states “the attachment flange is compatible with most surgical arms in order to facilitate secure fixation of the port during surgery”.
Manufacturing
Vycor Medical uses a sub-contract manufacturer to manufacture, package, label and sterilize its VBAS products. The Company is in the process of migrating all its VBAS manufacturing in phases to Life Science Outsourcing, Inc. in Brea, California which is FDA-registered and meets ISO standards and certifications.

Intellectual Property

Patents
Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 13 granted/allowed and 12 pending patents.

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

2. Provision of more Clinical and Scientific Data supporting the products superiority over the current standard of care blade retractors and to demonstrate the products potential for cost savings. Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption, and in turn revenues, further and faster by demonstrating VBAS' superiority as a minimally invasive access system which helps VBAS move further up the hospital cost/benefit curve. To date the Company has already had 10 Peer Reviewed studies and 4 other clinical papers and anticipates further studies to be published.

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
NovaVision’s VRT is the only medical device aimed at the restoration of vision lost as a result of neurological damage which has FDA 510(k) clearance to be marketed in the U.S; and NeuroEyeCoach is registered in the US as a Class I 510(k) exempt device. VRT, NEC and NeET have CE Marking for the EU. NovaVision has 41 granted and 2 pending patents worldwide.
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
Intellectual Property
Patents
NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 41 granted and 2 pending patents (including Sight Science).
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
Our first steps were to build a world-class scientific advisory board and acquire Sight Science, the only credible competitor, from Prof. Arash Sahraie and the University of Aberdeen. Prof. Sahraie, Chair in Vision Sciences at the University, became a member of our scientific advisory board and led the advisory board made up of experts in the field from Harvard Medical School, Univ. of Miami Miller School of Medicine and the Max Planck Institute in Germany, to develop the strategy to deliver our vision:
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
●
labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

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

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Revenue and Gross Margin:

	Three months ended
	June 30,
	2016	2015	% Change
Revenue:
Vycor Medical	$333,085	$221,258	51%
NovaVision	$46,321	$64,760	-28%
	$379,406	$286,018	33%
Gross Profit
Vycor Medical	$288,812	$193,743	49%
NovaVision	$42,508	$58,294	-27%
	$331,320	$252,037	31%

Vycor Medical recorded revenue of $333,085 from the sale of its products for the three months ended June 30, 2016, an increase of $111,827, or 51%, over the same period in 2015. This reflected increased sales in the US and internationally. Gross margin of 87% was recorded for the three months ended June 30, 2016 compared to 88% for the same period in 2015.

NovaVision recorded revenues of $46,321 for the three months ended June 30, 2016, a decrease of $18,439 over the same period in 2015, and gross margin of 92%, compared to 90% for the same period in 2015. The U.S. accounted for $3,716 of the decrease with the balance in Europe, where the Internet-delivered model was launched 6 months later than the U.S. Since the launch in the U.S. of the Internet-delivered model, NovaVision has achieved a reduction in price to patients of 65%, from $2,500 for a six-month course of VRT alone to $900 for VRT and NeuroEyeCoach together. Given the price reduction, the company anticipated an initial decrease in revenues as volumes ramp up due to the new affordable and scalable therapy suite. New patient starts in the U.S. for the three months ended June 30, 2016 increased by 64% over the same period in 2015. The Internet-delivered therapy suite was launched in Europe in December 2015, where similar price reductions have been achieved. New patient starts in Europe for the three months ended June 30, 2016 increased by 41% over the same period in 2015.

Research and Development Expense:
Research and development (“R&D”) expenses were $0 for the three months ended June 30, 2016, as compared to $15,672 for the same period in 2015. Capitalized software development costs for the three months ended June 30, 2016 and 2015 were $0 and $13,989, respectively.

General and Administrative Expenses:

General and administrative expenses decreased by $51,238 to $556,512 for the three months ended June 30, 2016 from $607,750 for the same period in 2015. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2016 was $93,188, an increase of $42,874 over $50,314 in 2015. Also included within General and Administrative Expenses are Sales Commissions, which increased by $5,385 to $41,674. The remaining General and Administrative expenses decreased by $99,497 from $521,147 to $421,650.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Investor relations and road show costs	(50,534)	14,999
Other (travel/regulatory/premises)	(29,721)	-
Board, financial and scientific advisory	(24,588)	27,875
Sales, marketing and travel	(21,942)	-
Legal, professional and other consulting	16,620	-
Payroll	10,668	-
Total change	(99,497)	42,874

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Interest expense for 2016 increased by $1,611 to $13,453 from $11,842 for 2015. The increase includes interest on Related Party of $1,247.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Revenue and Gross Margin:

	Six months ended
	June 30,
	2016	2015	% Change
Revenue:
Vycor Medical	$682,006	$480,107	42%
NovaVision	$97,486	$134,463	-27%
	$779,492	$614,570	27%
Gross Profit
Vycor Medical	$575,420	$412,794	39%
NovaVision	$88,747	$116,102	-24%
	$664,167	$528,896	26%

Vycor Medical recorded revenue of $682,006 from the sale of its products for the six months ended June 30, 2016, an increase of $201,899, or 42%, over the same period in 2015. This reflected increased sales in the US and internationally. Gross margin of 84% was recorded for the three months ended June 30, 2016 compared to 86% for the same period in 2015; the difference in margin is mainly attributed to costs related to the migration to a new manufacturer and the manufacturing of the VBASMini.

NovaVision recorded revenues of $97,486 for the six months ended June 30, 2016, a decrease of $36,977 over the same period in 2015, and gross margin of 91%, compared to 86% for the same period in 2015. The U.S. accounted for $5,421 of the decrease with the balance in Europe, where the Internet-delivered model was launched 6 months later than the U.S. Since the launch in the U.S. in late June, NovaVision has achieved a reduction in price to patients of 65%, from $2,500 for a six-month course of VRT alone to $900 for VRT and NeuroEyeCoach together. Given the price reduction, the company anticipated an initial decrease in revenues as volumes ramp up due to the new affordable and scalable therapy suite. New patient starts in the US for the six months ended June 30, 2016 increased by 68% over the same period in 2015. The Internet-delivered therapy suite was launched in Europe in December 2015, where similar price reductions have been achieved. New patient starts in Europe for the six months ended June 30, 2016 increased by 28% over the same period in 2015.

Research and Development Expense:
Research and development (“R&D”) expenses were $0 for the six months ended June 30, 2016, as compared to $38,898 for the same period in 2015. Capitalized software development costs for the six months ended June 30, 2016 and 2015 were $0 and $26,486, respectively.

General and Administrative Expenses:

General and administrative expenses decreased by $46,206 to $1,340,846 for the six months ended June 30, 2016 from $1,387,052 for the same period in 2015. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2016 was $347,950, an increase of $209,488 over $138,462 in 2015. Also included within General and Administrative Expenses are Sales Commissions, which increased by $8,890 to $94,108. The remaining General and Administrative expenses decreased by $264,584 from $1,163,372 to $898,792.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Investor relations and road show costs	(80,108)	(10,326)
Payroll	(71,487)	(20,114)
Other (travel/regulatory/premises)	(70,401)	-
Board, financial and scientific advisory	(64,371)	239,928
Legal, professional and other consulting	11,030	-
Sales, marketing and travel	10,753	-
Total change	(264,584)	209,488

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Interest expense for 2016 increased by $1,753 to $25,435 from $23,682 for 2015. The increase includes interest on Related Party of $1,247.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended June 30, 2016 and December 31, 2015:
	June 30, 2016	December 31, 2015	$ Change
Cash	$87,709	$347,477	$(259,768)
Accounts receivable, inventory and other current assets	$551,080	$511,216	$39,864
Total current liabilities	$(1,024,412)	$(877,009)	$(147,403)
Working capital	$(385,623)	$(18,316)	$(367,307)
Cash provided by (used in) financing activities	$145,525	$(85,300)	$230,825

Going Concern

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $823,923 for the six months ended June 30, 2016, and the Company expects to continue to incur additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of June 30, 2016 the Company had a stockholders’ equity of $657,827 and cash and cash equivalents of $87,709. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease some or all of its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At June 30, 2016 and December 31, 2015 patient deposits amounted to $31,074 and $31,377, respectively, and are included in Accrued Liabilities

Fixed assets

The Company records fixed assets at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and seven years. Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Derivative Liability

The Company accounted for the 34,723 Series A Warrants issued in connection with the 2014 Offering (all as defined in Note 8), the holders of which had not waived their anti-dilution rights (as detailed further in Note 8) in accordance with the guidance contained in ASC 815-40-15-7D, whereby under that provision, because they had anti-dilution rights, they did not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instrument as a liability at its fair value and adjusted the instrument to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised or until the anti-dilution provisions contained within the warrant agreements expired, and was classified in the balance sheet as a current liability. Any change in fair value of the warrant liability was recognized in the Company’s statement of operations as other income (loss). The anti-dilution provisions expired on June 11, 2015 and accordingly the liability has been extinguished

Income taxes

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended June 30, 2016 and 2015 was $5,087 and $15,162, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Name of Purchaser	Issue Date	Security	Shares	Consideration
ALVARO PASCUAL-LEONE M.D.	1/31/2016	Common	3,801	Consulting Fees
JOSEF ZIHL	1/31/2016	Common	4,223	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	2/5/2016	Series D. Pref.	6,154	Series D Dividend
PETER C. ZACHARIOU	2/5/2016	Series D. Pref.	2,720	Series D Dividend
CRAIG KIRSCH	2/5/2016	Series D. Pref.	407	Series D Dividend
JASON BARTON	3/31/16	Common	4,464	Consulting Fees
JOSE ROMANO	3/31/16	Common	4,464	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	3/31/16	Common	16,667	Consulting Fees
TECHMED, INC.	4/2/2016	Common	9,921	Consulting Fees
ALVARO PASCUAL-LEONE M.D.	4/30/2016	Common	4,688	Consulting Fees
VALEO CONSULTING	5/6/2016	Common	50,000	Consulting Fees
JASON BARTON	6/30/2016	Common	5,307	Consulting Fees
JOSE ROMANO	6/30/2016	Common	5,307	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	6/30/2016	Common	16,667	Consulting Fees
ALVARO PASCUAL-LEONE M.D.	7/31/2016	Common	5,859	Consulting Fees
VALEO CONSULTING	8/1/2016	Common	50,000	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	8/5/2016	Series D. Pref.	6,369	Series D Dividend
PETER C. ZACHARIOU	8/5/2016	Series D. Pref.	2,349	Series D Dividend
CRAIG KIRSCH	8/5/2016	Series D. Pref.	421	Series D Dividend

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2016.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)
Date	August 9, 2016

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)
Date	August 9, 2016