Form 10-K/A
period 2015-12-31
VYCOR MEDICAL INC
filed 2016-11-08
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

First Amendment

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [  ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [  ] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [  ] No

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

Explanatory Note

The purpose of this Amendment No. 1 to Vycor Medical Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 30, 2016, is to amend Item 9A (Controls and Procedures) to revise our disclosures with respect to internal control over financial reporting as of December 31, 2015.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

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

2. Provision of more Clinical and Scientific Data supporting the products superiority over the current standard of care blade retractors and to demonstrate the products potential for cost savings. Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption, and in turn revenues, further and faster by demonstrating VBAS’ superiority as a minimally invasive access system which helps VBAS move further up the hospital cost/benefit curve. To date the Company has already had 9 Peer Reviewed studies and 4 other clinical papers and anticipates further studies to be published.

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

Vycor Medical released two new smaller VBAS devices (the “VBAS Mini”) in March 2016, and is in the advanced stages of development on a new set of VBAS devices that will be integrated with selected Image Guided Systems. Management strongly believes that the existing VBAS rigid structure lends itself well to being incorporated into the increasing trend of IGS surgery.

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

VRT and NeuroEyeCoach, provided in the US in an Internet-delivered suite since June 2015 and in Europe since December 2015, are therefore highly complementary and ensure broad benefits to NovaVision’s patients.

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

Our first steps were to build a world-class scientific advisory board and acquire Sight Science, the only credible competitor, from Prof. Arash Sahraie and the University of Aberdeen. Prof. Sahraie, Chair in Vision Sciences at the University, became our Chief Scientific Officer and led the advisory board made up of experts in the field from Harvard Medical School, Univ. of Miami Miller School of Medicine and the Max Planck Institute in Germany, to develop the strategy to deliver our vision:

●	Broadening Patient Benefits: the creation of NeuroEyeCoach. Two things happen when someone suffers from vision related disorders following a stroke or the like: there is a loss of visual field as well as difficulty with eye movement, affecting the ability to integrate visual information. NeuroEyeCoach addresses patients’ difficulty with their eye movements and their ability to integrate visual information. While VRT addresses the restoration of lost vision, NeuroEyeCoach enables the patient to make the most of their remaining vision; the two therapies provided in a suite are therefore highly complementary and ensure broad benefits to NovaVision’s patients.

●	Cost Effective and Affordable. Migrated therapy delivery from provided-hardware to internet-delivered onto patients’ computers, significantly reducing cost without changing the therapy itself. Further cost reduction has been achieved through considerable business process streamlining. The Internet-delivered therapy suite was made commercially available in June 2015 in the US and in Europe in December 2015.

●	Scalable. NovaVision’s therapy is now affordable, with broader benefits and truly scalable and deliverable to the mass market.

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

For Patients:

●	VRT and NeuroEyeCoach Therapy Suite. NovaVision’s two complementary therapies are offered in internet-delivered in a package for $900 in the US and equivalent pricing in Europe.

●	NeuroEyeCoach. For patients with visual impairments who are not suitable, for whatever reason, for VRT, we provide NeuroEyeCoach on its own for $450 in the US and equivalent pricing in Europe.

For Physicians:

●	Vision Diagnostic (VIDIT). A diagnostic system that enables therapists to perform high-resolution visual field tests in less than 10 minutes to screen for visual field deficits as a result of neurological brain damage. NovaVision has received approval for and entered into an agreement to offer VIDIT throughout the 100+ network of HealthSouth rehabilitation centers in the U.S.; therapists are then able to refer patients to NovaVision. We are marketing this to the HealthSouth network as well as to other rehabilitation chains and centers.

●	NeuroEyeCoach Pro Center. Enables stroke rehabilitation and other centers to treat patients while in their care, both as in-patient and out-patient. NovaVision has entered into an additional agreement with HealthSouth to be able to offer NeuroEyeCoach Pro Center to the HealthSouth rehabilitation centers in the U.S. We are marketing this to the HealthSouth network as well as to other rehabilitation chains and centers.

●	NovaVision Pro Physician. Enables physicians to register patients in their clinic who complete our therapies at home, supported by NovaVision but monitored by the physician through a dedicated portal.

We believe NovaVision’s therapy and product offerings for patients and physicians are unique, and that we are now well placed to deliver value from this large potential market.

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

NovaVision recorded revenues of $253,153 for the year ended December 31, 2015, a decrease of $104,111 from 2014. NovaVision’s US revenues for the first six months of 2015 were impacted by the delayed launch of the new Internet-delivered therapy suite. Since the launch in the U.S. in late June, NovaVision has achieved a reduction in price to patients of 65%, from $2,500 for a six-month course of VRT alone to $900 for VRT and NeuroEyeCoach together. Given the price reduction, the company anticipated an initial decrease in revenues as volumes ramp up due to the new affordable and scalable therapy suite. New patient starts in the US for the second six months following the launch increased by 139% over the first six months of 2015 and by 57% over the second six months of 2014. Foreign exchange differences in Europe accounted for $25,939 of the revenue decrease, with the remainder mainly accounted for by lower license fees as NovaVision migrates to the new model, and lower sales of chinrests, an activity which is being phased out. The Internet-delivered therapy suite was launched in Europe in December 2015. Gross margin for NovaVision was 78% compared to 88% for 2014, which reflected a one-time write-off totalling $20,804 of inventory and components related to the old NovaVision hardware delivery model.

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

The accompanying financial statements referred to above have been prepared assuming that the Company. will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in note 2 to the financial statements, the Company has incurred a net loss since inception, including a net loss of $2,082,643 for the year ended December 31, 2015 and the Company expect to continue to incur additional losses in the future, including additional development cost, cost related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of December 31, 2015, the Company has stockholders’ equity of $1,145,722 and cash and cash equivalents of $347,477. The Company believes it would not have enough cash to meet its needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

March 29, 2016

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$347,477	$1,891,658
Trade accounts receivable, net of allowance for doubtful accounts of $2,711 and $2,721	106,340	123,815
Inventory	292,538	336,021
Prepaid expenses and other current assets	112,338	217,800
Total Current Assets	858,693	2,569,294

Fixed assets, net	521,105	582,434

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	323,138	345,113
Website, net of accumulated amortization	19,548	12,576
Security deposits	49,090	53,169
Total Intangible and Other assets	642,933	662,015
TOTAL ASSETS	$2,022,731	$3,813,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$250,367	$221,703
Accrued interest: Other	88,634	40,634
Accrued liabilities	222,258	320,927
Derivative liability	-	19,792
Notes payable: Other	315,750	321,785
Total Current Liabilities	877,009	924,841

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 252,336 and 235,560 issued and outstanding as at December 31, 2015 and December 31, 2014 respectively	$25	$24
Common Stock, $0.0001 par value, 25,000,000 shares authorized at December 31, 2015 and 2014, 11,032,560 and 10,879,899 shares issued and 10,929,226 and 10,776,565 outstanding at December 31, 2015 and 2014 respectively	1,103	1,088
Additional Paid-in Capital	24,346,057	23,903,793
Treasury Stock (103,334 shares of Common Stock as at December 31, 2015 and 2014 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(23,332,538)	(21,082,118)
Accumulated Other Comprehensive Income	132,108	67,148
Total Stockholders’ Equity	1,145,722	2,888,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,022,731	$3,813,743

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Comprehensive Loss

	For the year ended December 31,
	2015	2014

Revenue	$1,138,634	$1,250,292
Cost of Goods Sold	164,118	156,300
Gross Profit	974,516	1,093,992

Operating expenses:
Research and development	71,512	69,114
Depreciation and Amortization	360,334	368,605
General and administrative	2,533,684	3,388,421
Total Operating expenses	2,965,530	3,826,140
Operating loss	(1,991,014)	(2,732,148)

Other income (expense)
Interest expense: Related Party	-	(80,093)
Interest expense: Other	(47,710)	(50,627)
Gain (loss) on foreign currency exchange	(63,711)	(105,685)
Loss on extinguishment of debt	-	(682,039)
Loss on extension of warrants	-	(146,488)
Change in fair value derivative liability	19,792	(252,633)
Total Other Income (expense)	(91,629)	(1,317,565)

Loss Before Credit for Income Taxes	(2,082,643)	(4,049,713)
Credit for income taxes	-	-
Net Loss	(2,082,643)	(4,049,713)
Preferred stock dividends	(167,777)	-
Net Loss available to common shareholders	(2,250,420)	(4,049,713)
Comprehensive Loss
Foreign Currency Translation Adjustment	(64,959)	(112,318)
Comprehensive Loss	(2,315,379)	(4,162,031)

Net Loss Per Share
Basic and diluted	$(0.21)	$(0.39)

Weighted Average Number of Shares Outstanding – Basic and Diluted	10,839,335	10,270,657

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Statement of Stockholders’ Equity (Deficiency)

	Common Stock		Preferred Stock - Series C		Preferred Stock - Series D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total
Balance at January 1, 2014	6,757,225	$675	1	$1	0	$-	(103,334)	$(1,033)	$13,762,689	$(17,032,405)	$(45,170)	$(3,315,243)

Issuance of stock for board and consulting fees	131,505	13	-	-	-	-	-	-	292,507	-	-	292,520

Share-based compensation for consulting services	-	-	-	-	-	-	-	-	5,522	-	-	5,522

Issuances of shares and warrants pursuant to offering	2,777,808	278	-	-	-	-	-	-	3,387,446			3,387,724
		`
Preferred shares issued in exchange for debt	-	-			235,559	24			3,037,602	-	-	3,037,626

Revaluation of warrants on extension									146,488	-	-	146,488

Common stock issuance for conversion of preferred shares	420,838	42	-	(1)			-	-	(162,059)			(162,017)
Common stock issuance for accrued consulting fees	792,523	79	-	-	-	-	-	-	1,097,566			1,097,645
Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-	2,336,032			2,336,032
Accumulated Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	112,318	112,318

Net loss for year ended December 31, 2014										(4,049,713)		(4,049,713)
Balance at December 31, 2014	10,879,899	$1,088	1	$-	235,559	$24	(103,334)	$(1,033)	$23,903,793	$(21,082,118)	$67,148	$2,888,902
Issuance of stock for board and consulting fees	152,661	15	-	-	-	-	-	-	244,985	-	-	245,000
Share-based compensation for consulting service	-	-	-	-	-	-	-	-	4,492	-	-	4,492
Share based compensation issued to employees			-	-	-	-	-	-	25,011	-	-	25,011

Preferred stock dividends	-	-			16,777	1			167,776	-	-	167,777
Accumulated Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	64,960	64,960

Net loss for year ended December 31, 2015										(2,250,420)		(2,250,420)

Balance at December 31, 2015	11,032,560	$1,103	1	$-	252,336	$25	(103,334)	$(1,033)	$24,346,057	$(23,332,538)	$132,108	$1,145,722

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	December 31, 2015	December 31, 2014
Stock options outstanding	25,557	25,557
Warrants to purchase common stock	6,007,048	5,911,715
Debentures convertible into common stock	215,908	171,138
Preferred shares convertible into common stock	1,188,471	1,110,438
Total	7,436,984	7,218,848

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

	December 31,
	2015	2014
Revenue:
United States	$985,868	$1,034,034
Europe	152,766	216,258
Total Revenue	$1,138,634	$1,250,292
Gross Profit:
United States	$844,298	$901,503
Europe	132,218	192,489
Total Gross Profit	$974,516	$1,093,992
Total Assets:
United States	$1,707,089	$3,367,679
Europe	323,142	446,064
Total Assets	$2,030,231	$3,813,743

6. FIXED ASSETS

As of December 31, 2015 and 2014, Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated Useful Lives	December 31, 2015	December 31, 2014

Machinery and equipment	3 years	$132,452	$136,356
Leasehold Improvements	5 years	6,206	6,206
Purchased Software	3 years	27,706	24,993
Molds and Tooling	5 years	381,397	234,230
Furniture and fixtures	7 years	26,028	20,079
Therapy Devices	3 years	99,324	86,286
Internally Developed Software	5 years	1,174,912	1,143,918
		1,848,025	1,652,068
Less: Accumulated depreciation and amortization		(1,326,920)	(1,069,634)
Property and Equipment, net		$521,105	$582,434

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

Outstanding Warrants and Options

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:		Weighted average
	Number of	exercise price
	shares	per share
Outstanding at December 31, 2013	1,404,599	$3.39
Granted	5,226,120	$2.61
Exercised	-	-
Cancelled or expired	(719,004)	$4.46
Outstanding at December 31, 2014	5,911,715	$2.57
Granted	100,000	$2.56
Exercised	-	-
Cancelled or expired	(4,667)	-
Outstanding at December 31, 2015	6,007,048	$2.57

STOCK OPTIONS:		Weighted average
	Number of	exercise price
	shares	per share
Outstanding at December 31, 2013	5,557	$20.25
Granted	20,000	$2.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2014	5,557	$20.25
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2015	25,557	$5.97

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2015 and 2014, to the Company’s effective tax rate is as follows:

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Peter Zachariou	2014	$—	—	—	—	—	—	—	—
CEO	2015	$—	—	—	—	—	—	—	—
David Cantor	2014	$—	—	—	—	—	—	—	—
President	2015	$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

		Option Awards
Name	Grant Date Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price($)	Option Expiration Date
Kenneth T. Coviello	2/15/2008	-	3,334	$20.25	2/12/2018

Heather N. Vinas	2/15/2008	-	2,223	$20.25	2/12/2018

Equity Compensation Plan Information
Plan category	Number of securitiesto be issued uponexercise of outstandingoptions, warrants and rights(a)	Weighted-averageexercise price ofoutstanding options,warrants and rights	Number of securitiesremaining available forfuture issuance underequity compensationplans (excluding securitiesreflected in column (a)
Equity compensation plans approved by security holders	6,667	$20.25	17,676
Equity compensation plans not approved by security holders	3,333	28.50	–
Total	7,000	$20.70	17,676

(1) As of December 31, 2015

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
None

Total		-

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

During 2015 the Company adopted a Deferred Compensation Plan for directors whereby the directors may defer their director’s compensation to the January 15th following the termination of their service as a director. The Deferred Compensation Plan came into effect on January 1, 2016. Of the shares listed above, 5,682 shares granted to Steven Girgenti in January 2016 are deferred under the Plan.

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

* Less than 1%

(1) In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In the case of directors, the number of shares includes shares granted but not issued under the director’s Deferred Compensation Plan. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on March 25, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and the issuance of shares granted but not issued under the director’s Deferred Compensation Plan; and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 25, 2016 (10,937,250 shares of Common Stock and 261,167 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options or that can be issued under the director’s Deferred Compensation Plan. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)

Date	November 8, 2016

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	November 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	November 8, 2016

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	November 8, 2016

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	November 8, 2016

By:	/s/ Steven Girgenti
Steven Girgenti
Director

Date	November 8, 2016

By:	/s/ Oscar Bronsther, M.D.
Oscar Bronsther, M.D.
Director

Date	November 8, 2016

By:	/s/ Lowell Rush
Lowell Rush
Director

Date	November 8, 2016

By:
Pascale Mangiardi
Director

Date	November 8, 2016

