Form 10-Q
period 2016-09-30
VYCOR MEDICAL INC
filed 2016-11-14
CIK 1424768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2016

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

Common Stock par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [  ] No

There were 11,220,856 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 11, 2016.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$114,176	$347,477
Trade accounts receivable, net of allowance for doubtful accounts of $2,711 and $2,711	116,849	106,340
Inventory	223,111	292,538
Prepaid expenses and other current assets	104,456	112,338
Total Current Assets	558,592	858,693
Fixed assets, net	417,711	521,105
Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	256,539	323,138
Website, net of accumulated amortization	16,105	19,548
Security deposits	42,483	49,090
Total Intangible and Other assets	566,284	642,933
TOTAL ASSETS	$1,542,587	$2,022,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$195,787	$250,367
Accrued interest: Related Party	5,909	.
Accrued interest: Other	124,667	88,634
Accrued liabilities	234,721	222,258
Notes payable: Related Party	248,000	-
Notes payable: Other	334,359	315,750
Total Current Liabilities	1,143,443	877,009
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 252,336 issued and outstanding as at September 30, 2016 and December 31, 2015 respectively	$27	$25
Common Stock, $0.0001 par value, 25,000,000 shares authorized at September 30, 2016 and December 31, 2015, 11,324,190 and 11,032,560 shares issued and 11,220,856 and 10,929,226 outstanding at September 30, 2016 and December 31, 2015 respectively	1,132	1,103
Additional Paid-in Capital	24,948,423	24,346,057
Treasury Stock (103,334 shares of Common Stock as at September 30, 2016 and December 31, 2015 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(24,677,087)	(23,332,538)
Accumulated Other Comprehensive Income	127,682	132,108
Total Stockholders’ Equity	399,144	1,145,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,542,587	$2,022,731

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Revenue	$325,777	$242,863	$1,105,269	$857,432
Cost of Goods Sold	37,516	26,255	152,843	111,930
Gross Profit	288,261	216,608	952,426	745,502

Operating expenses:
Research and development	4,153	29,346	4,153	68,244
Depreciation and Amortization	63,797	91,778	193,391	261,134
General and administrative	535,535	604,655	1,876,382	1,991,726
Total Operating expenses	603,485	725,779	2,073,926	2,321,104
Operating loss	(315,224)	(509,171)	(1,121,500)	(1,575,602)

Other (expense) income
Interest expense: Other	(12,348)	(11,934)	(36,535)	(35,616)
Interest expense: Related Party	(4,663)	-	(5,910)	-
Gain (loss) on foreign currency exchange	337	14,315	(877)	(59,813)
Change in fair value derivative liability	-	-	-	19,792
Total Other (xpense) income	(16,674)	2,381	(43,322)	(75,637)

Loss Before Credit for Income Taxes	(331,898)	(506,790)	(1,164,822)	(1,651,239)
Credit for income taxes	-	-	-	-
Net Loss	(331,898)	(506,790)	(1,164,822)	(1,651,239)
Preferred stock dividends	(91,409)	(85,331)	(179,727)	(167,777)
Net Loss available to common shareholders	(423,307)	(592,121)	(1,344,549)	(1,819,016)
Comprehensive Loss
Net Loss	(331,898)	(506,790)	(1,164,822)	(1,651,239)
Foreign Currency Translation Adjustment	1,504	16,356	4,426	(64,222)
Comprehensive Loss	(330,394)	(490,434)	(1,160,396)	(1,715,461)

Net Loss Per Share
Basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.17)

Weighted Average Number of Shares Outstanding – Basic and Diluted	11,094,763	10,849,903	11,012,689	10,821,019

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	(1,164,822)	(1,651,239)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	70,042	68,329
Depreciation of fixed assets	130,646	200,995
Inventory provision	7,631	12,632
Share based compensation	422,671	214,607
Loss on foreign exchange	877	59,813
Unrealized gain on change in fair value of derivative liability	-	(19,792)

Changes in assets and liabilities:
Accounts receivable	(10,509)	11,051
Inventory	61,796	52,349
Prepaid expenses	91,269	21,456
Accrued interest related party	5,910	-
Accrued interest other	36,032	35,901
Accounts payable	(54,580)	(39,907)
Accrued liabilities	10,756	(44,355)
Security Deposit	6,607	4,078
Cash used in operating activities	(385,674)	(1,074,082)
Cash flows from investing activities:
Purchase of fixed assets	(28,264)	(47,083)
Purchase of website	-	(18,010)
Acquisition of patents	-	(66,276)
Cash used in investing activities	(28,264)	(131,369)
Cash flows from financing activities:
Net proceeds from issuance of Notes Payable - Related Party	248,000	-
Repayment of Notes Payable - Other	(64,466)	(68,909)
Cash provided by (used in) financing activities	183,534	(68,909)
Effect of exchange rate changes on cash	(2,897)	5,187
Net decrease in cash	(233,301)	(1,269,173)
Cash at beginning of period	347,477	1,891,658
Cash at end of period	114,176	622,485

Supplemental Disclosures of Cash Flow information:
Non-Cash Transactions:
Preferred stock dividends satisfied in new preferred stock	$179,727	$167,777

See Accompanying Notes to Financial Statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

The consolidated financial statements for the three and nine months ended September 30, 2016 and 2015, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

2. GOING CONCERN

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,164,822 for the nine months ended September 30, 2016, and the Company expects to continue to incur additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of September 30, 2016 the Company had a stockholders’ equity of $399,144 and $114,176 cash. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease some or all of its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	September 30, 2016	December 31, 2015
Stock options outstanding	705,557	25,557
Warrants to purchase common stock	6,007,048	6,007,048
Debentures convertible into common stock	235,926	215,908
Preferred shares convertible into common stock	1,272,052	1,188,471
Directors Deferred Compensation Plan	113,467	-
Total	8,334,050	7,436,984

4. NOTES PAYABLE

Related Party Notes Payable

As of September 30, 2016 and December 31, 2015 Related Party Notes Payable consists of:

	September 30, 2016	December 31, 2015
In the period the Company issued promissory notes to Fountainhead Capital Management Limited for $248,000. The notes bear interest at 10% per annum and are payable on demand or by their one year anniversary.	248,000	-

Total Related Party Notes Payable	248,000	-

Other Notes Payable

As of September 30, 2016 and December 31, 2015, Other Notes Payable consists of:

	September 30, 2016	December 31, 2015
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company an adjusted conversion price of $1.80 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended to December 31, 2016.	300,000	300,000

Insurance policy finance agreements. During the period ended September 30, 2016 the Company received new financing of 83,075 and made payments of $64,466. The notes are due over the next twelve months.	34,359	15,750

Total Other Notes Payable	334,359	315,750

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Vycor Medical	$279,815	$182,889	$961,821	$662,996
NovaVision	$45,962	$59,974	$143,448	$194,436
	$325,777	$242,863	$1,105,269	$857,432
Gross Profit
Vycor Medical	$245,412	$167,187	$820,830	$579,980
NovaVision	$42,849	$49,421	$131,596	$165,522
	$288,261	$216,608	$952,426	$745,502

	September 30, 2016	December 31, 2015
Total Assets:
Vycor Medical	$828,322	$1,150,291
NovaVision	714,265	872,440
Total Assets	$1,542,587	$2,022,731

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
United States	$303,400	$205,674	$1,031,876	$737,671
Europe	$22,377	$37,189	$73,393	$119,761
	$325,777	$242,863	$1,105,269	$857,432
Gross Profit
United States	$266,335	$185,521	$882,889	$641,847
Europe	$21,926	$31,087	$69,537	$103,655
	$288,261	$216,608	$952,426	$745,502

	September 30, 2016	December 31, 2015
Total Assets:
United States	$1,288,204	$1,699,589
Europe	254,383	323,142
Total Assets	$1,542,587	$2,022,731

6. EQUITY

Preferred Stock

During the nine months ended September 30, 2016, the Company paid an aggregate of 17,971 shares of Preferred D Stock, valued at $179,727, representing preferred stock dividends. The Preferred D shares are convertible on their terms at $2.15 per share of Common Stock into 83,586 shares. An aggregate of 17,142 shares of Preferred D Stock dividends were in respect of related parties (See Note 11).

Common Stock and Stock Grants

During January to September 2016, the Company granted 113,467 shares of Common Stock (valued at $57,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of September 30, 2016 these shares have yet to be issued.

During January to September 2016, the Company issued 54,657 shares of Common Stock (valued at $28,438) to members of the NovaVision, Inc. Scientific Advisory Board in respect of their services.

During January to September 2016, the Company issued 121,569 shares of Common Stock (valued at $90,000) to Fountainhead in accordance with the terms of a Consulting Agreement.

During April to September 2016, the Company issued 15,404 shares of Common Stock (valued at $8,334) to Techmed, Inc. in accordance with the terms of a consulting agreement.

During May to September 2016, the Company issued 100,000 share of Common Stock (valued at $40,700) to Valeo Consulting in accordance with the terms of a consulting agreement.

Warrants and Options

The details of the outstanding warrants and options are as follows:

		Weighted average
STOCK WARRANTS:	Number of shares	exercise price per share
Outstanding at December 31, 2014	5,911,715	$2.57
Granted	100,000	$2.56
Exercised	-	-
Cancelled or expired	(4,667)	-
Outstanding at December 31, 2015	6,007,048	$2.57
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2016	6,007,048	$2.57

		Weighted average
STOCK OPTIONS:	Number of shares	exercise price per share
Outstanding at December 31, 2014	5,557	$20.25
Granted	20,000	$2.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2015	25,557	$20.25
Granted	680,000	$0.79
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2016	705,557	$0.97

As of September 30, 2016, the weighted-average remaining contractual life of outstanding warrants and options is 0.50 and 1.90 years, respectively.

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

For the nine months ended September 30, 2016 and 2015, the Company recognized share-based compensation of $272,921 and $25,011, respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan. As of September 30, 2016 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to non-employees for the nine months ended September 30, 2016 was $149,750.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis (the 34,723 Series A Warrants above) as of September 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):

	Nine months ended September 30,
	2016	2015
Balance at start of period	$-	$19,792

Change in fair value to June 11, 2015	-	485
Extinguishment of liability June 11, 2015		(20,277)

Balance at end of period	$-	$-

The fair value of the Series A Warrants was determined using a Monte Carlo Simulation. This model requires the input of highly subjective assumptions, including the expected price volatility, which is based on the historical volatility of a peer group of publicly traded companies. Changes in the subjective input assumptions can materially affect the estimate of fair value of the warrants and the Company’s results of operations could be impacted.

The following assumptions were used in calculations of the Monte Carlo Simulation model for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rates	-	0.56-.73%
Expected life	-	1.65 years
Expected dividends	-	0%
Expected volatility	-	90-93%
Vycor Common Stock fair value	-	$1.59-1.84

9. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft. located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $15,439 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the nine months ended September 30, 2016 and 2015 was $159,176 and $150,000 respectively.

Potential German tax liability

In June 2012 the Company’s German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $85,000). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment (either a higher or a reduced amount) is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability in the nine months ended September 30, 2016 and 2015 and the year ended December 31, 2015 respectively, other than recording the monthly payments as an expense.

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

10. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the nine months ended September 30, 2016:

Under the terms of an amended Consulting Agreement between the Company and Fountainhead, Fountainhead is paid a monthly retainer of $10,000 per month, payable $5,000 in cash and $5,000 payable in Company Common Stock at the end of each quarter based upon an agreed valuation formula. Effective September 2015, Fountainhead agreed to receive all of the fees in Common Stock.

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

During the period ended September 30, 2016, in accordance with the terms of the Consulting Agreement, the Company issued 121,569 shares of Common Stock (valued at $90,000) to Fountainhead.

During the nine months ended September 30, 2016, the Company paid an aggregate of 17,971 shares of Preferred D Stock, valued at $179,727, representing preferred stock dividends. The Preferred D shares are convertible on their terms at $2.15 per share of Common Stock into 83,586 shares. An aggregate of 17,142 shares of Preferred D Stock dividends were in respect of related parties.

During the period ended September 30, 2016, the Company issued unsecured loan notes to Fountainhead for a total of $248,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q:

None.

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

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 57 issued or allowed patents and a further 13 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

The Company periodically engages in discussions with potential strategic partners for or purchasers of each or both of its operating divisions, and also gives consideration to a potential separation of the two entities into separately quoted entities.

Vycor Medical

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

We believe VBAS offers several advantages over other brain retractor systems, commonly known as ribbon or blade retractors that are metallic, including having the potential to significantly reduce brain tissue trauma that arises from excessive pressure at the edges of the blade. The design of VBAS can minimize the size of the brain entry access necessary for surgical procedures, and is believed to significantly reduce the pressure and hence trauma on the surrounding brain tissue.

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation targeted at a substantial and largely un-addressed market of people who have lost their sight as a result of stroke or other brain injury. NovaVision addresses a significant target market, estimated at approximately $2 billion in each of the U.S. and the EU and over $13 billion globally.

NovaVision has a family of therapies that both restore and compensate for lost vision:

●	Restoration of vision: NovaVision’s VRT and Sight Science’s Neuro-Eye Therapy (NeET), aim to improve visual sensitivity in a person’s blind area. VRT delivers a series of light stimuli along the border of the patient’s visual field loss. These programmed light sequences stimulate the border zone between the “seeing” and “blind” visual fields, repetitively challenging the visual cortex in the border zone with a large number of stimuli over the course of time. NeET targets deep within the blind area by repeated stimulation, allowing patients to detect objects within the blind field.

●	Compensation and re-training: Normal eye movements are also affected after brain injury adding to the problems of blindness. NeuroEyeCoach provides a complementary therapy to VRT and NeET, which re-trains a patient to move their eyes, re-integrate left and right vision and to make the most of their remaining visual field.

VRT and NeuroEyeCoach are therefore highly complementary and are provided in an Internet-delivered suite to ensure broad benefits to NovaVision’s patients.

NovaVision also has models of VRT and NeuroEyeCoach for physicians and rehabilitation clinics, as well as VIDIT, a diagnostic program that enables therapists to perform high-resolution visual field tests in less than ten minutes.

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

In restoration, competition has been reduced through NovaVision’s acquisition of Sight Science and there are a few very small companies or entities offering some form of vision rehabilitation product in Germany. Within compensation there are no real direct competitors. Other companies in the general rehabilitation space include RevitalVision, PositScience and Dynavision. In the professional market, NovaVision competes with aggregator products or those that provide a range of non-specific therapies, such a Rehacom, Sanet Vision Integrator and Bioness BITS. NovaVision’s products are dedicated to vision.

The Market For the Company’s Products And Therapies

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

The market for NovaVision’s therapies comprises those suffering from vision loss resulting from neurological trauma such as stroke or other brain injury. The U.S. Centers for Disease Control (CDC) estimates there are approximately 8 million Americans who have previously had a stroke incident, with 795,000 additional strokes occurring annually; adjusting for repeat strokes and deaths, there are 481,000 new stroke survivors each year. Additionally, approximately 5.3 million Americans live with the long-term effects of a TBI, with 275,000 hospitalizations each year. The most recent scientific research estimates that approximately 28.5% experience some visual impediment and 20.5% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. The target market for VRT and NeET is this 20.5% subset of patients who have suffered a permanent visual field deficit; NeuroEyeCoach addresses all 28.5% of patients who experience visual impediments. Management estimates that the addressable target market for its therapies is approximately 2.9 million people in the US, approximately 2.8 million people in Europe and approximately 12.9 million people throughout the rest of the world.

Our Growth Strategy

Vycor Medical

Vycor Medical’s growth strategy includes:

1. Increasing U.S. market penetration through broader hospital coverage and targeted direct physician marketing. Vycor Medical’s sales and marketing strategy is to penetrate a well-defined target market of 4,500 neurosurgeons. Vycor markets direct to surgeons as well as marketing and distributing through independent distributors, with a focus both on adding new hospitals and expanding to additional surgeons in hospitals where VBAS is already approved, and to expand usage to a broader range of procedures. In order to expand its direct marketing and deepening its penetration, Vycor is exploring the creation of a Centers of Excellence medical education campaign and to that end has recently finalized new surgeon education and training materials including detailed videos produced with surgeons at Weill Cornell. Vycor is pursuing a policy of continually evaluating and upgrading its distributors as well as adding additional distributors in regions where it has little to no presence.

2. Provision of more Clinical and Scientific Data supporting the products superiority over the current standard-of-care blade retractors and to demonstrate VBAS’ potential for cost savings. Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption, and in turn revenues, further and faster by demonstrating VBAS’ superiority as a minimally invasive access system which helps VBAS move further up the hospital cost/benefit curve. To date the Company has already had 10 Peer Reviewed studies and 4 other clinical papers and anticipates further studies to be published.

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

4. New Product Development

New Product Development is targeted at both driving the use of its existing VBAS product range through ancillary products and modalities that will facilitate the product’s use and through new product extensions to broaden VBAS applicability to procedures currently not addressed by the existing product line.

Vycor is modifying its existing VBAS product suite to make it more easy to integrate with Image Guidance Systems (IGS) by re-engineering VBAS so that the entire range of 12 devices, excluding the VBASmini, will be able to more easily accommodate pointers from all the main IGS manufacturers. Increasingly, all major neuro centers have image guidance systems, and where this is in place over 90% of surgeries are carried out using IGS and management strongly believes that the existing VBAS rigid structure lends itself well to being incorporated into this increasing trend.

NovaVision

While speech, physical, and occupational therapies are the long-standing treatment standards for stroke and TBI survivors, VRT is the first and only FDA-cleared clinical component of vision restoration to physically enhance the visual field after a stroke or brain injury. Increasingly the healthcare community, partly driven by strong lobbying by stroke associations worldwide, are recognizing that vision is not only a significant issue post stroke or brain injury, but that visual field loss can have a significant impact on the success of other rehabilitation modalities and the quality of life.

Our strategic vision for NovaVision has been to develop and provide a clinically supported, affordable and scalable visual therapy solution offering that provides broad benefits to those suffering visual impairment following neurological brain damage; and to offer solutions for both patients and physicians alike. Following a prolonged development program, aimed at broadening patient benefits, significantly reducing cost and making our therapies affordable and scalable, NovaVision was able to launch its Internet-delivered therapy suite in the US in June 2015 and in Europe in December 2015.

NovaVision has four routes-to-market aimed at patients and professionals, comprising: direct-to-patient; rehabilitation centers and clinics; stroke associations and support groups; and physicians. Given the company’s limited resources NovaVision is initially focusing on direct-to-patient, with a website lead-driven inbound and outbound marketing strategy targeted at prospective patients and relatives. Website metrics – particularly for the US and more recently Germany – are strong, showing good growth in traffic and rankings, and have been effective in generating leads. Our analysis of the campaign metrics in the US (including Google Ads) over the last 6 months have highlighted some key improvements that needed to be implemented which we are carrying out and which we believe could have a material impact on our lead generation.

Following the pilot launch of our NovaVision Center Model, comprising a vision diagnostics program and the NeuroEyeCoach training program, we have substantially broadened the delivery and licensing model in response to feedback from clinics. The new Center Model now has a complete suite for the professional market, including options for software download, CD Rom, Cloud based and Hardware delivery with flexible and cost-effective pricing options, and is now being offered in both the US and Europe.

Manufacturing

Vycor Medical uses a sub-contract manufacturer to manufacture, package, label and sterilize its VBAS products. The Company is in the process of migrating all its VBAS manufacturing to Life Science Outsourcing, Inc. in Brea, California that is FDA-registered and meets ISO standards and certifications.

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 16 granted/allowed and 11 pending patents.

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

NovaVision maintains a portfolio of registered trademarks for NOVAVISION, NOVAVISION VRT, VRT VISION RESTORATION THERAPY and NEUROEYECOACH, amongst others, along with relevant logos, both in the US and internationally.

Employees

We currently have 12 employees.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Revenue and Gross Margin:

	Three months ended
	September 30,
	2016	2015	% Change
Revenue:
Vycor Medical	$279,815	$182,889	53%
NovaVision	$45,962	$59,974	-23%
	$325,777	$242,863	34%
Gross Profit
Vycor Medical	$245,412	$167,187	47%
NovaVision	$42,849	$49,421	-13%
	$288,261	$216,608	33%

Vycor Medical recorded revenue of $279,815 from the sale of its products for the three months ended September 30, 2016, an increase of $96,926, or 53%, over the same period in 2015. This reflected increased sales in the US and internationally. Gross margin of 88% was recorded for the three months ended September 30, 2016 compared to 91% for the same period in 2015.

NovaVision recorded revenues of $45,962 for the three months ended September 30, 2016, a decrease of $14,012 over the same period in 2015, and gross margin of 93%, compared to 82% for the same period in 2015. Revenue for the therapies is recognised over a 7 month period, and on a cash revenue basis the decline was $7,557, reflecting the growth in new patient starts during the period. The decrease was accounted for by Europe, where the Internet-delivered model was launched 6 months later than the U.S. Since the launch in the U.S., NovaVision has achieved a reduction in price to patients of 65%, from $2,500 for a six-month course of VRT alone to $900 for VRT and NeuroEyeCoach together. Given the price reduction, the company anticipated an initial decrease in revenues as volumes ramp up due to the new affordable and scalable therapy suite. New VRT/NeuroEyeCoach therapy suite patient starts in the U.S. for the three months ended September 30, 2016 increased by 9% over the same period in 2015, which was the first quarter of the Internet model. The Internet-delivered therapy suite was launched in Europe in December 2015, where similar price reductions have been achieved. New VRT/NeuroEyeCoach therapy suite patient starts in Europe for the three months ended September 30, 2016 increased by 44% over the same period in 2015.

Research and Development Expense:

Research and development (“R&D”) expenses were $4,153 for the three months ended September 30, 2016, as compared to $29,346 for the same period in 2015. Capitalized software development costs for the three months ended September 30, 2016 and 2015 were $0 and $6,357, respectively.

General and Administrative Expenses:

General and administrative expenses decreased by $69,120 to $535,535 for the three months ended September 30, 2016 from $604,655 for the same period in 2015. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended September 30, 2016 was $74,721, a decrease of $1,426 over $76,147 in 2015. Also included within General and Administrative Expenses are Sales Commissions, which increased by $15,518 to $48,508. The remaining General and Administrative expenses decreased by $83,212 from $495,518 to $412,306.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Other (travel/regulatory/premises)	(27,843)	-
Investor relations and road show costs	(25,018)	(10,135)
Sales, marketing and travel	(22,866)	-
Board, financial and scientific advisory	(20,925)	8,709
Legal, professional and other consulting	5,667	-
Payroll	7,773	-
Total change	(83,212)	(1,426)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2016 increased by $4,663 to $4,663 from $0 for 2015. Other Interest expense for 2016 increased by $414 to $12,348 from $11,934 for 2015.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Revenue and Gross Margin:

	Nine months ended
	September 30,
	2016	2015	% Change
Revenue:
Vycor Medical	$682,006	$480,107	45%
NovaVision	$97,486	$134,463	-26%
	$779,492	$614,570	29%
Gross Profit
Vycor Medical	$575,420	$412,794	39%
NovaVision	$88,747	$116,102	-24%
	$664,167	$528,896	26%

Vycor Medical recorded revenue of $961,821 from the sale of its products for the nine months ended September 30, 2016, an increase of $298,825, or 45%, over the same period in 2015. This reflected increased sales in the US and internationally. Gross margin of 85% was recorded for the three months ended September 30, 2016 compared to 87% for the same period in 2015; the difference in margin is mainly attributed to costs related to the migration to a new manufacturer and the manufacturing of the VBASMini.

NovaVision recorded revenues of $143,448 for the nine months ended September 30, 2016, a decrease of $50,988 over the same period in 2015, and gross margin of 92%, compared to 93% for the same period in 2015. The U.S. accounted for $9,861 of the decrease with the balance in Europe, where the Internet-delivered model was launched 6 months later than the U.S. Since the launch in the U.S., NovaVision has achieved a reduction in price to patients of 65%, from $2,500 for a six-month course of VRT alone to $900 for VRT and NeuroEyeCoach together. Given the price reduction, the company anticipated an initial decrease in revenues as volumes ramp up due to the new affordable and scalable therapy suite. New VRT/NeuroEyeCoach therapy suite patient starts in the US for the nine months ended September 30, 2016 increased by 41% over the same period in 2015. The Internet-delivered therapy suite was launched in Europe in December 2015, where similar price reductions have been achieved. New VRT/NeuroEyeCoach therapy suite patient starts in Europe for the nine months ended September 30, 2016 increased by 33% over the same period in 2015.

Research and Development Expense:

Research and development (“R&D”) expenses were $4,153 for the nine months ended September 30, 2016, as compared to $68,244 for the same period in 2015. Capitalized software development costs for the nine months ended September 30, 2016 and 2015 were $0 and $32,843, respectively.

General and Administrative Expenses:

General and administrative expenses decreased by $115,344 to $1,876,382 for the nine months ended September 30, 2016 from $1,991,726 for the same period in 2015. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2016 was $422,671, an increase of $208,064 over $214,607 in 2015. Also included within General and Administrative Expenses are Sales Commissions, which increased by $24,406 to $142,615. The remaining General and Administrative expenses decreased by $347,814 from $1,658,912 to $1,311,097.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Investor relations and road show costs	(105,126)	(20,460)
Other (travel/regulatory/premises)	(94,393)	-
Board, financial and scientific advisory	(85,297)	248,637
Payroll	(63,714)	(20,113)
Sales and marketing	(15,981)	-
Legal, professional and other consulting	16,697	-
Total change	(347,814)	208,064

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Interest expense for 2016 increased by $6,829 to $42,445 from $35,616 for 2015. The increase includes interest on Related Party of $5,910.

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2016 increased by $5,910 to $5,910 from $0 for 2015. Other Interest expense for 2016 increased by $919 to $36,535 from $35,616 for 2015.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015	$ Change
Cash	$114,176	$347,477	$(233,301)
Accounts receivable, inventory and other current assets	$444,416	$511,216	$(66,800)
Total current liabilities	$(1,143,443)	$(877,009)	$(266,434)
Working capital	$(584,850)	$(18,316)	$(566,534)
Cash provided by (used in) financing activities	$183,534	$(85,300)	$268,834

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the nine months ended September 30, 2016 and 2015, with a commentary of changes during the periods and known or anticipated changes:

	September 30, 2016	September 30, 2015	$ Change
Net loss	$(1,164,822)	$(1,651,239)	$486,417

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$200,688	$269,324	($(68,636)
Share based compensation	$422,671	$214,607	$208,064
Changes in value of derivative liability and gain or loss on foreign exchange	$877	$40,021	($(39,144)
Other	$7,631	$12,632	($(5,001)
	$631,867	$536,584	$95,283

Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	$(54,333)	$(73,211)	$18,878
Inventory	$61,796	$52,349	$9,447
Prepaid expenses and net insurance financing repayments	$26,803	$(47,453)	$74,256
Accrued interest (not paid in cash)	$41,942	$35,901	$6,041
Other	$6,607	$4,078	$2,529
	$82,815	$(28,336)	$111,151

Cash used in operating activities, adjusted for net insurance repayments	$(450,140)	$(1,142,991)	$692,851

The adjustments to reconcile net loss to cash of $631,867 in the period have no impact on Liquidity. The net change in accounts receivable, accounts payable and accrued liabilities reflect the normal course of business and change between periods mainly as a result of larger than normal orders from customers or larger than normal expenditures. The net use of cash largely reflects the payment for inventory and other manufacturing costs in the fourth quarter of 2015 and first quarter of 2016 as part of Vycor’s ongoing manufacturing migration. Vycor’s normal inventory manufacturing purchasing cycle is to build up inventory in the fourth and first quarters; during the nine-month period the sale of purchased inventory was a net source of cash, this will reverse in the fourth quarter of 2016 and the first quarter of 2017 with inventory being purchased. Prepaid expenses and net insurance repayments were a source of cash during the period; this follows the normal pattern of cash flow for Vycor’s annual contractual obligations such as insurance policies and licenses. The impact on cash flow during the 2015 period was impacted by the booking of molds and other manufacturing costs related to the migration process to prepaids, before the molds were brought into service during the fourth quarter of 2015. Accrued interest represents interest due on the Company’s debt which, under its terms, is only paid out at final maturity.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2016 was $28,264, which reflected additional expenditure on molds for Vycor Medical and IT infrastructure. Vycor Medical is engaged in the final stage of migrating and consolidating it’s manufacturing and also making certain improvements to the molds for its VBAS product. This will entail significantly increased expenditure during the fourth quarter of 2016 and the first half of 2017, which will have an impact on liquidity and cash flow.

Financing Activities. During the period Vycor’s largest shareholder, Fountainhead, provided $248,000 of funding in the form of notes payable.

Liquidity and Plan of Operations

During the nine months ended September 30, 2016 we have reduced our Cash used in operations, adjusted for net insurance repayments, to $450,140 from $1,142,991 for the nine months ended September 30, 2015. Nonetheless, on this basis, average monthly operating cash usage is approximately $50,000 and the balance of cash at September 30, 2016 represents a little over two months of operating cash usage.

Fountainhead is currently providing working capital funding to the Company on an as-needed basis, although there is no formal commitment and no guarantee that this will continue to be the case. We are considering seeking additional equity or debt funding to support the continued operations of the Company.

As described earlier in this ITEM 2 “Our Growth Strategy”, the Company is executing on a plan to achieve a growth in revenues for both the Vycor Medical and NovaVision divisions, and thereby further reduce its cash operating usage. For Vycor Medical this includes in particular: increasing penetration in the US market through targeted marketing and a potential new medical education program; increased international market growth; and new product development centered around the modification of its VBAS product range to make it more easy to integrate with IGS systems. For NovaVision, after a prolonged and now complete period of re-development, the Company is focusing its resources on direct-to-patient marketing through a website lead-driven inbound and outbound marketing strategy. In addition, the Company is now starting to market its NovaVision Center Model to medical professionals, with a broad and flexible range of delivery and licensing options.

Going Concern

The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,164,822 for the nine months ended September 30, 2016, and the Company expects to continue to incur additional losses in the future, including additional development costs, costs related to marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception. As of September 30, 2016 the Company had a stockholders’ equity of $399,144 and cash and cash equivalents of $114,176. The Company believes it would not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Consequently, management is pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to longer term. There is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms or it all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease some or all of its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At September 30, 2016 and December 31, 2015 patient deposits amounted to $34,778 and $31,377, respectively, and are included in Accrued Liabilities.

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended September 30, 2016 and 2015 was $7,631 and $12,632, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 14, 2016, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Name of Purchaser	Issue Date	Security	Shares	Consideration
ALVARO PASCUAL-LEONE M.D.	1/31/2016	Common	3,801	Consulting Fees
JOSEF ZIHL	1/31/2016	Common	4,223	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	2/5/2016	Series D. Pref.	6,154	Series D Dividend
PETER C. ZACHARIOU	2/5/2016	Series D. Pref.	2,270	Series D Dividend
CRAIG KIRSCH	2/5/2016	Series D. Pref.	407	Series D Dividend
JASON BARTON	3/31/2016	Common	4,464	Consulting Fees
JOSE ROMANO	3/31/2016	Common	4,464	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	3/31/2016	Common	16,667	Consulting Fees
TECHMED, INC.	4/2/2016	Common	9,921	Consulting Fees
ALVARO PASCUAL-LEONE M.D.	4/30/2016	Common	4,688	Consulting Fees
VALEO CONSULTING	5/6/2016	Common	50,000	Consulting Fees
JASON BARTON	6/30/2016	Common	5,307	Consulting Fees
JOSE ROMANO	6/30/2016	Common	5,307	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	6/30/2016	Common	16,667	Consulting Fees
ALVARO PASCUAL-LEONE M.D.	7/31/2016	Common	5,859	Consulting Fees
VALEO CONSULTING	8/1/2016	Common	50,000	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	8/5/2016	Series D. Pref.	6,369	Series D Dividend
PETER C. ZACHARIOU	8/5/2016	Series D. Pref.	2,349	Series D Dividend
CRAIG KIRSCH	8/5/2016	Series D. Pref.	421	Series D Dividend
TECHMED, INC.	9/1/2016	Common	5,483	Consulting Fees
JASON BARTON	9/30/2016	Common	8,272	Consulting Fees
JOSE ROMANO	9/30/2016	Common	8,272	Consulting Fees
FOUNTAINHEAD CAPITAL MANAGEMENT LIMITED	9/30/2016	Common	88,235	Consulting Fees
ALVARO PASCUAL-LEONE M.D.	10/31/2016	Common	7,212	Consulting Fees

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2016.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)
Date	November 14, 2016

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)
Date	November 14, 2016

