Form 10-K
period 2016-12-31
VYCOR MEDICAL INC
filed 2017-03-31
CIK 1424768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,820,606 (assuming $0.59 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 17,415,800 shares of common stock par value $0.0001 as of March 27, 2017

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 57 issued or allowed patents and a further 17 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

The Company periodically engages in discussions with potential strategic partners for or purchasers of each or both of our operating divisions.

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

Our Growth Strategy

Vycor Medical

Vycor Medical’s growth strategy includes:

1. Increasing U.S. market penetration through broader hospital coverage and targeted direct physician marketing. Vycor Medical’s sales and marketing strategy is to penetrate a well-defined target market of 4,500 neurosurgeons. Vycor markets direct to surgeons as well as marketing and distributing through independent distributors, with a focus both on adding new hospitals and expanding to additional surgeons in hospitals where VBAS is already approved, and to expand usage to a broader range of procedures. In order to expand its direct marketing and deepening its penetration, Vycor is exploring the creation of a Centers of Excellence medical education campaign and to that end has developed new surgeon education and training materials including detailed videos produced with surgeons at Weill Cornell. Vycor is pursuing a policy of continually evaluating and upgrading its distributors as well as adding additional distributors in regions where it has little to no presence.

2. Provision of more Clinical and Scientific Data supporting the products superiority over the current standard-of-care blade retractors and to demonstrate VBAS’ potential for cost savings. Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption, and in turn revenues, further and faster by demonstrating VBAS’ superiority as a minimally invasive access system that helps VBAS move further up the hospital cost/benefit curve. To date the Company has already had 10 Peer Reviewed studies and 4 other clinical papers and anticipates further studies to be published.

3. International Market Growth

Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. VBAS has full regulatory approvals in Australia, Brazil, Canada, China, Europe (EU – Class III), Korea, Japan and Taiwan and is seeking or has partial regulatory approvals in India, Russia and Vietnam. Vycor Medical is actively pursuing new distribution agreements in the countries where it does not have any market presence.

4. New Product Development

New Product Development is targeted at both driving the use of its existing VBAS product range through ancillary products and modalities that will facilitate the product’s use and through new product extensions to broaden VBAS applicability to procedures currently not addressed by the existing product line.

Vycor is modifying its existing VBAS product suite to make it more easy to integrate with Image Guidance Systems (IGS) by re-engineering VBAS so that the entire range of 12 devices, excluding the VBASmini, will be able to more easily accommodate pointers from a range of IGS manufacturers. Increasingly, all major neuro centers have image guidance systems, and where this is in place management believes over 90% of surgeries are carried out using IGS and management strongly believes that the existing VBAS rigid structure lends itself well to being incorporated into this increasing trend.

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

Our strategic vision for NovaVision has been to develop and provide a clinically supported, affordable and scalable visual therapy solution offering that provides broad benefits to those suffering visual impairment following neurological brain damage; and to offer solutions for both patients and medical professionals alike. Following a prolonged development program, aimed at broadening patient benefits, significantly reducing cost and making our therapies affordable and scalable, NovaVision was able to launch its Internet-delivered therapy suite in the US in June 2015 and in Europe in December 2015.

NovaVision has four routes-to-market aimed at patients and professionals, comprising: direct-to-patient; rehabilitation centers and clinics; stroke associations and support groups; and physicians. Given the company’s limited resources NovaVision is initially focusing on direct-to-patient, with a website lead-driven inbound and outbound marketing strategy targeted at prospective patients and relatives. Website metrics – particularly for the US and more recently Germany – are positive, although below management’s expectations, showing good growth in traffic and rankings, and have been effective in generating leads. Our analysis of the campaign metrics in the US (including Google Ads) during 2016 highlighted some key improvements that needed to be implemented which we are carrying out and which we believe could have a material impact on our lead generation.

Following the pilot launch of our NovaVision Center Model, comprising the Vision Diagnostics program and the NeuroEyeCoach training program, we are substantially broadening the delivery and licensing model in response to feedback from clinics. The new Center Model has a complete suite for the professional market, including options for software download, CD Rom, Cloud based and Hardware delivery with flexible and cost-effective pricing options, and is now being offered in both the US and Europe.

Manufacturing

Vycor Medical uses a sub-contract manufacturer to manufacture, package, label and sterilize its VBAS products. The Company has migrated all its VBAS manufacturing to Life Science Outsourcing, Inc. in Brea, California that is FDA-registered and meets ISO standards and certifications.

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 16 granted/allowed and 15 pending patents.

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

Employees

We currently have 11 employees.

Website.

The Company operates websites at www.vycormedical.com, www.novavision.com, www.novavision.de and www.sightscience.com

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company leases approximately 10,000 sq. ft located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short-term lease agreements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Beginning on July 20, 2009, our Common Stock was quoted on the OTC Bulletin Board under the symbol “VYCO”.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter for fiscal years 2015 and 2016. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2015-March 31, 2015	$2.10	$1.46
April 1, 2015-June 30, 2015	$1.91	$1.32
July 1, 2015-September 30, 2015	$1.70	$1.06
October 1, 2015-December 31, 2015	$1.50	$0.61
January 1, 2016-March 31, 2016	$0.94	$0.53
April 1, 2016-June 30, 2016	$0.70	$0.36
July 1, 2016-September 30, 2016	$0.59	$0.26
October 1, 2016-December 31, 2016	$0.45	$0.24

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 27, 2017 there were 17,415,800 shares of common stock outstanding and approximately 157 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2016 through March 27, 2017 which were not registered under the Securities Act

Common Stock:

Issuance Type	Security	Shares
Fountainhead Consulting Fees	Common	212,478
Advisory Board Fees	Common	78,915
Preferred Stock Dividends	Series D. Preferred	18,420
Consulting Fees	Common	115,404
Private Placement: Fountainhead	Common	2,275,901
Private Placement: Others	Common	3,794,178

The securities issued in the above mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

	12/31/2016	12/31/2015	12/31/2014
Revenues	$1,452,714	$1,138,634	$1,250,292
Net loss	$(1,652,280)	$(2,082,643)	$(4,049,712)
Net loss per share	$(0.15)	$(0.20)	$(0.39)
Weighted average no. shares	11,066,217	10,839,335	10,270,657
Stockholders’ equity (deficit)	$(26,438)	$1,145,722	$2,888,902
Total assets	$1,485,250	$2,022,731	$3,813,743
Total liabilities	$1,511,688	$877,009	$924,841

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Revenue and Gross Margin:

	Segment Information
	(unaudited)
	Twelve months ended
	December 31,
	2016	2015	% Change
Revenue:
Vycor Medical	$1,260,949	$885,481	42%
NovaVision	$191,765	$253,153	-24%
	$1,452,714	$1,138,634	28%
Cost of Revenue:
Vycor Medical	$(167,894)	$(107,528)	-56%
NovaVision	$(16,791)	$(56,590)	70%
	$(184,685)	$(164,118)	-13%
Gross Profit
Vycor Medical	$1,093,055	$777,953	41%
NovaVision	$174,974	$196,563	-11%
	$1,268,029	$974,516	30%

Vycor Medical recorded revenue of $1,260,949 from the sale of its products for the year ended December 31, 2016, an increase of $375,468 or 42% over 2015. This reflected increased sales in the US and internationally. Gross margin of 87% was recorded for the year ended December 31, 2016 compared to 88% in 2015.

NovaVision recorded revenues of $191,765 for the year ended December 31, 2016, a decrease of $61,388 from 2015, and gross margin of 91%, compared to 78% for 2015. The decrease was mainly accounted for by Europe, where the Internet-delivered model was launched 6 months later than the U.S. Since the launch in the U.S., NovaVision has achieved a reduction in price to patients of 65%, from $2,500 for a six-month course of VRT alone to $900 for VRT and NeuroEyeCoach together. Given the price reduction, the company anticipated an initial decrease in revenues as volumes ramp up due to the new affordable and scalable therapy suite, and revenue for the therapies is recognized over a 7-month period, which leads to a further lag in book revenues. New VRT/NeuroEyeCoach therapy suite patient starts in the U.S. for 2016 increased by 23% over 2015, which included six months of the Internet-delivered model. The Internet-delivered therapy suite was launched in Europe in December 2015, where similar price reductions have been achieved. New VRT/NeuroEyeCoach therapy suite patient starts in Europe 2016 increased by 39% over 2015

Research and Development Expense:

Research and development expenses were $4,739 in 2016 compared to $71,512 for 2015. Capitalized software development costs in NovaVision for the year ended December 31, 2016 and 2015 were $12,679 and $32,843, respectively. During the year ended December 31, 2016 the Company’s NeET and Center Model were completed.

General and Administrative Expenses:

General and administrative expenses increased by $63,402 to $2,597,086 in 2016 from $2,533,684 in 2015. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for 2016 was $729,609, an increase of $455,107 from $274,502 in 2015. Also included within General and Administrative Expenses are Sales Commissions, which increased by $27,893 to $195,440; which related to the increase in sales in 2016. The remaining General and Administrative expenses decreased by $419,598 from $2,091,636 to $1,672,038. An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Investor relations and road show costs	(125,366)	(23,794)
Other (travel/regulatory/premises)	(103,322)	-
Payroll	(102,917)	(20,114)
Board, financial and scientific advisory	(86,387)	499,015
Sales, marketing and travel	(19,581)	-
Legal, professional and other consulting	17,975	-
Total change	(419,598)	455,107

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2016 increased following the issuance of new debt to $12,161 from $0 in 2015. Other Interest expense for 2016 increased by $1,175 to $48,885 from $47,710 for 2015.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended December 31, 2016 and December 31, 2015:

	31-Dec-16	31-Dec-15	$ Change
Cash	$56,859	$347,477	$(290,618)
Accounts receivable, inventory and other current assets	$480,230	$511,216	$(30,986)
Total current liabilities	$(1,511,688)	$(877,009)	$(634,679)
Working capital	$(974,599)	$(18,316)	$(956,283)
Cash provided by (used in) financing activities	$266,710	$(85,300)	$352,010

Private Placement.

On January 11, and February 23, 2017 (the “Closings”) the Company completed the sale of $1,274,717 in shares of Common Stock and Warrants to accredited investors. Included in these gross proceeds is the conversion of $248,000 of debt on the balance sheet at December 31, 2016, so that proceeds net of debt conversion were $1,026,717. The Closings raised net cash proceeds, after debt conversion and expenses, of $941,889.

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the nine months ended December 31, 2016 and 2015, with a commentary of changes during the periods and known or anticipated changes:

	December 31, 2016	December 31, 2015	$ Change

Net loss	$(1,652,280)	$(2,082,643)	$430,363

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$267,496	$368,963	$(101,467)
Share based compensation	$482,110	$274,502	$207,608
Accrued share based compensation	$247,500	-	$247,500
Changes in value of derivative liability and gain or loss on foreign exchange	$144	$43,919	$43,775
Other	$10,174	$33,437	$(23,263)
	$1,007,924	$720,821	$286,603

Net loss adjusted for non-cash items	$(644,856)	$(1,361,822)	$716,966

Changes in working capital
Accounts receivable, accounts payable and accrued liabilities (adjusted for accrued share based compensation)	$(65,664)	$(52,529)	$(13,135)
Inventory	$78,292	$10,046	$68,246
Prepaid expenses and net insurance financing repayments	$(13,939)	$99,426	$(113,365)
Accrued interest (not paid in cash)	$60,293	$48,000	$12,293
Other	$6,666	$4,079	$2,587
	$65,648	$109,022	$(43,374)

Cash used in operating activities, adjusted for net insurance repayments	$(579,208)	$(1,252,800)	$673,592

The adjustments to reconcile net loss to cash of $1,007,924 in the period have no impact on Liquidity. The net change in accounts receivable, accounts payable and accrued liabilities reflect the normal course of business and change between periods mainly as a result of larger than normal orders from customers or larger than normal expenditures. The net reduction in use of cash in operating activities in 2016 over 2015 of $673,592 was primarily a result of the reduction in net loss (as adjusted for non-cash items), of $716,966. The net increase in use of cash in working capital in 2016 over 2015 largely reflects changes in inventory and the impact on prepaid expenses of Vycor’s manufacturing program, as well as the deferral of certain accounts payable at December 31, 2016. Vycor’s normal inventory manufacturing purchasing cycle is to build up inventory in the fourth and first quarters. During 2016 the sale of purchased inventory was a net source of cash; inventory purchases were deferred in the fourth quarter of 2016 and this will reverse in the first three quarters of 2017 with inventory being purchased. The impact on cash flow during 2015 was impacted by the booking of molds and other manufacturing costs related to the migration process to prepaids in 2014, and then bringing the molds into service during 2015. The reversal of the deferred accounts payable will have an impact on net cash flows in the first quarter of 2017.

Investing Activities. Cash used in investing activities for the year ended December 31, 2016 was $57,451, which reflected additional expenditure on molds for Vycor Medical and IT infrastructure. Vycor Medical is engaged in the final stage of migrating and consolidating its manufacturing and also making certain improvements to the molds for its VBAS product. This will entail significantly increased expenditure during the first half of 2017, which will have an impact on liquidity and cash flow, in particular in the first quarter of 2017.

Financing Activities.

Shareholder Loans.

During the period Vycor’s largest shareholder, Fountainhead, had provided $248,000 of funding in the form of notes payable. Fountainhead also advanced $101,000 during the period in respect of the Private Placement referred to above. This amount was held in escrow at December 31, 2016 and represented part of the Private Placement Initial Closing.

Liquidity and Plan of Operations

During the year ended December 31, 2016 we reduced our Cash used in operations, adjusted for net insurance repayments, to $579,209 from $1,252,800 for year ended December 31, 2015. Cash flows from operating activities and investing activities, taken together, were $636,660. Average monthly operating and investing cash usage was therefore approximately $55,000.

The balance of cash at December 31, 2016, adjusted for the net proceeds of the Private Placement detailed above received after December 31, 2016, is $904,798. Management has evaluated the effects of the Private Placement on the Company’s financial condition, as well as the continued revenue growth coupled with improved margins and control of expenses. Management is of the opinion that any potential going concern uncertainty that previously existed has been remediated, and that its existing cash and cash equivalents following the Private Placement, together with the continued reduction in losses as a result of initiatives outlined below, will be sufficient to meet its anticipated cash requirements through at least March 31, 2018.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2016 and 2015 patient deposits amounted to $33,351 and $27,183, respectively, and are included in other current liabilities.

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended December 31, 2016 and 2015 was $10,174 and $29,923, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of the Audit Committee and

Board of directors of Vycor Medical, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Vycor Medical, Inc. and Subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related statements of comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the two year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vycor Medical, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.
Hackensack, New Jersey
March 30, 2017

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$56,859	$347,477
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $2,711	148,784	106,340
Inventory	204,071	292,538
Prepaid expenses and other current assets	127,375	112,338
Total Current Assets	537,089	858,693

Fixed assets, net	401,051	521,105

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	238,571	323,138
Website, net of accumulated amortization	14,958	19,548
Security deposits	42,424	49,090
Total Intangible and Other assets	546,110	642,933
TOTAL ASSETS	$1,485,250	$2,022,731

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$249,949	$250,367
Accrued interest: Other	136,765	88,634
Accrued interest: Related party	12,161	-
Accrued liabilities	446,957	222,258
Monies in Escrow for Private Placement: Related Party	101,000	-
Notes payable: Related Party	248,000	-
Notes payable: Other	316,856	315,750
Total Current Liabilities	1,511,688	877,009

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,306 and 252,336 issued and outstanding as at December 31, 2016 and December 31, 2015 respectively	$27	$25
Common Stock, $0.0001 par value, 25,000,000 shares authorized at December 31, 2016 and 2015, 11,439,357 and 11,032,560 shares issued and 11,336,023 and 10,929,226 outstanding at December 31, 2016 and 2015 respectively	1,144	1,103
Additional Paid-in Capital	25,007,850	24,346,057
Treasury Stock (103,334 shares of Common Stock as at December 31, 2016 and 2015 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(25,164,545)	(23,332,538)
Accumulated Other Comprehensive Income (Loss)	130,119	132,108
Total Stockholders’ Equity (Deficit)	(26,438)	1,145,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,485,250	$2,022,731

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Comprehensive Loss

	For the year ended December 31,
	2016	2015

Revenue	$1,452,714	$1,138,634
Cost of Goods Sold	184,685	164,118
Gross Profit	1,268,029	974,516

Operating expenses:
Research and development	4,739	71,512
Depreciation and Amortization	257,582	360,334
General and administrative	2,597,086	2,533,684
Total Operating expenses	2,859,407	2,965,530
Operating loss	(1,591,378)	(1,991,014)

Other income (expense)
Interest expense: Other	(48,885)	(47,710)
Interest expense: Related Party	(12,161)	-
Gain (loss) on foreign currency exchange	144	(63,711)
Change in fair value derivative liability	-	19,792
Total Other Income (expense)	(60,902)	(91,629)

Loss Before Credit for Income Taxes	(1,652,280)	(2,082,643)
Credit for income taxes	-	-
Net Loss	(1,652,280)	(2,082,643)
Preferred stock dividends	(179,727)	(167,777)
Net Loss available to common shareholders	(1,832,007)	(2,250,420)
Comprehensive Loss
Foreign Currency Translation Adjustment	1,989	(64,959)
Comprehensive Loss	(1,650,290)	(2,147,602)

Net Loss Per Share
Basic and diluted	$(0.15)	$(0.20)

Weighted Average Number of Shares Outstanding – Basic and Diluted	11,066,217	10,839,335

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Statement of Stockholders’ Equity (Deficiency)

	Common Stock		Preferred Stock - Series C		Preferred Stock - Series D		Treasury Stock		Additional Paid-in	Accumulated	Accum	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI (Loss)
Balance at December 31, 2014	10,879,899	$1,088	1	$-	235,559	$24	-103,334	($1,033)	$23,903,793	($21,082,118)	$67,148	$2,888,902
Issuance of stock for board and consulting fees	152,661	15	-	-	-	-	-	-	244,985	-	-	245,000
Share-based compensation for consulting service	-	-	-	-	-	-	-	-	4,492	-	-	4,492
Share based compensation issued to employees			-	-	-	-	-	-	25,011	-	-	25,011
Preferred stock dividends	-	-			16,777	1			167,776	-	-	167,777
Accumulated Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	64,960	64,960
Net loss for year ended December 31, 2015										(2,250,420)		(2,250,420)
Balance at December 31, 2015	11,032,560	$1,103	1	$-	252,336	$25	-103,334	($1,033)	$24,346,057	($23,332,538)	$132,108	$1,145,722
Issuance of stock for board and consulting fees	291,393	29	-	-	-	-	-	-	156,847	-	-	156,876
Share-based compensation for consulting service	115,404	12	-	-	-	-	-	-	49,022	-	-	49,034
Deferred compensation for board									78,000			78,000
Share based compensation issued to management/employees			-	-	-	-	-	-	198,200	-	-	198,200
Preferred stock dividends	-	-			17,970	2			179,724	-	-	179,726
Accumulated Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	(1,989)	(1,989)
Net loss for year ended December 31, 2016										(1,832,007)		(1,832,007)

Balance at December 31, 2016	11,439,357	$1,144	1	$-	270,306	$27	-103,334	($1,033)	$25,007,850	($25,164,545)	$130,119	($26,438)

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Statement of Cash Flows

	For the year ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	(1,652,280)	(2,082,643)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	89,157	99,291
Depreciation of fixed assets	178,339	269,672
Inventory provision	10,174	12,633
Inventory write-off	-	20,804
Share based compensation	482,110	274,502
Loss on foreign exchange	144	63,711
Unrealized gain on change in fair value of derivative liability	-	(19,792)

Changes in assets and liabilities:
Accounts receivable	(42,445)	17,475
Inventory	78,292	10,046
Prepaid expenses	68,351	184,726
Accrued interest to related party	12,161	-
Accrued interest other	48,132	48,000
Accounts payable	(418)	28,665
Accrued liabilities	224,699	(98,669)
Security Deposit	6,666	4,079
Cash used in operating activities	(496,918)	(1,167,500)
Cash flows from investing activities:
Purchase of fixed assets	(57,451)	(210,023)
Purchase of website	-	(18,010)
Acquisition of patents	-	(66,276)
Cash used in investing activities	(57,451)	(294,309)
Cash flows from financing activities:
Proceeds from issuance of Notes Payable: Related Party	248,000	-
Monies in Escrow Related Party – Private Placement	101,000
Repayment of Notes Payable - Other	(82,290)	(85,300)
Cash provided by (used in) financing activities	266,710	(85,300)
Effect of exchange rate changes on cash	(2,959)	2,928
Net decrease in cash	(290,618)	(1,544,181)
Cash at beginning of year	347,477	1,891,658
Cash at end of year	56,859	347,477

Supplemental Disclosures of Cash Flow information:
Non-Cash Transactions:
Preferred stock dividends satisfied in new preferred stock	$179,727	$167,777

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

Ability to continue as a Going Concern

The Company has incurred losses since its inception, including a net loss of $1,652,280 and $2,082,643 for the years ending December 31, 2016 and 2015 respectively. As at December 31, 2016 the Company had stockholder’s deficiency of $26,483 and cash of $56,859. As a result, these conditions had raised substantial doubt regarding our ability to continue as a going concern.

However, On January 11, and February 23, 2017 the Company completed the sale of $1,274,717 in shares of Common Stock and Warrants to accredited investors. Included in these gross proceeds is the conversion of $248,000 of debt on the balance sheet at December 31, 2016, so that proceeds net of debt conversion were $1,026,717. The Private Placement raised net cash proceeds, after debt conversion and expenses, of $941,889. Management has evaluated the effects of the Private Placement on the Company’s financial condition, as well as the continued revenue growth coupled with improved margins and control of expenses. Management is of the opinion that any potential going concern uncertainty that previously existed has been remediated, and that its existing cash and cash equivalents following the Private Placement, together with the continued reduction in losses as a result of initiatives outlined in “Liquidity and Plan of Operations” in Item 7. will be sufficient to meet its anticipated cash requirements through at least March 31, 2018.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2016 and 2015 patient deposits amounted to $33,351 and $27,183, respectively, and are included in Accrued Liabilities.

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

Inventories

Inventories are stated at the lower of cost determined using the weighted average cost method or market. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory obsolescence for the years ended December 31, 2016 and 2015 was $10,174 and $29,923, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of operations.

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2016 and 2015, the amounts charged to research and development expenses were $4,739 and $71,512, respectively.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. For the years ended December 31, 2016 and 2015, the amounts capitalized for software development were $12,679 and $32,843 respectively, for the Company’s VRT 7.0 and NeuroEyeCoach programs.

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

The Company has no Financial instruments measured at Fair value on a recurring basis.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	December 31, 2016	December 31, 2015
Stock options outstanding	705,557	25,557
Warrants to purchase common stock	6,007,048	6,007,048
Debentures convertible into common stock	242,647	215,908
Preferred shares convertible into common stock	1,272,052	1,188,471
Directors Deferred Compensation Plan	176,479	-
Total	8,403,783	7,436,984

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and if management’s plans will alleviate that doubt. Management will be required to make this evaluation for both annual and interim reporting periods. The Company adopted this guidance for the fiscal year ended December 31, 2016. This adoption did not have a material impact on the Company’s consolidated financial statements.

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

3. NOTES PAYABLE

Other Notes Payable

As of December 31, 2016 and 2015 Other Notes Payable consists of:

	December 31, 2016	December 31, 2015
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company an adjusted conversion price of $1.80 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended to May 31, 2017.	300,000	300,000
Insurance policy finance agreements. During the period ended December 31, 2016 the Company made payments of $82,290. The notes are due over the next twelve months.	16,856	15,750
Total Other Notes Payable	316,856	315,750

	December 31, 2016	December 31, 2015
The Company issued promissory notes to Fountainhead Capital Management Limited for $248,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee.	248,000	-

Total Related Party Notes Payable	248,000	-

4. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Set out below are the revenues, gross profits and total assets for each segment.

	Twelve Months Ended December 31,
	2016	2015
Revenue:
Vycor Medical	$1,260,949	$885,481
NovaVision	$191,765	$253,153
	$1,452,714	$1,138,634
Gross Profit
Vycor Medical	$1,093,055	$777,953
NovaVision	$174,974	$196,563
	$1,268,029	$974,516

	December 31, 2016	December 31, 2015
Total Assets:
Vycor Medical	$805,716	$1,150,291
NovaVision	679,534	872,440
Total Assets	$1,485,250	$2,022,731

(b) Geographic information. The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Twelve Months Ended December 31,
	2016	2015
Revenue:
United States	$1,355,439	$985,868
Europe	$97,275	$152,766
	$1,452,714	$1,138,634
Gross Profit
United States	$1,176,448	$844,297
Europe	$91,581	$130,219
	$1,268,029	$974,516

	December 31, 2016	December 31, 2015
Total Assets:
United States	$1,258,624	$1,699,589
Europe	226,626	323,142
Total Assets	$1,485,250	$2,022,731

5. FIXED ASSETS

As of December 31, 2016 and 2015, Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated Useful Lives	December 31, 2016	December 31,2015

Machinery and equipment	3 years	$137,453	$132,452
Leasehold Improvements	5 years	6,206	6,206
Purchased Software	3 years	27,706	27,706
Molds and Tooling	5 years	409,784	381,397
Furniture and fixtures	7 years	25,844	26,028
Therapy Devices	3 years	112,857	99,324
Internally Developed Software	5 years	1,187,591	1,174,912
		1,907,441	1,652,068
Less: Accumulated depreciation and amortization		(1,506,390)	(1,326,920)
Property and Equipment, net		$401,051	$521,105

Depreciation expense for the years ended December 31, 2016 and 2015 was $178,339 and $269,672 respectively, including $9,914 and $8,629 respectively for Therapy Devices which is allocated to Cost of Sales.

6. INTANGIBLE ASSETS

As of December 31, 2016 and 2015, Intangible Assets consists of:

	December 31,
	2016	2015
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$865,639	$865,639
Accumulated Amortization	(627,068)	(542,501)
	$238,571	$323,138
Amortized intangible assets: Website (5 years useful life)
Gross carrying Amount	$50,760	$50,760
Accumulated Amortization	$(35,802)	$(31,212)
	$14,958	$19,548
Intangible assets not subject to amortization
Trademarks	$251,157	$251,157

Intangible asset amortization expense for the periods ended December 31, 2016 and 2015 was $89,157 and $99,291, respectively.

7. EQUITY

Equity Transactions

During January to December 2016, the Company granted 176,479 shares of Common Stock (valued at $78,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of December 30, 2016 these shares have yet to be issued.

During January to December 2016, the Company issued 78,915 shares of Common Stock (valued at $36,875) to members of the NovaVision, Inc. Scientific Advisory Board in respect of their services.

During January to December 2016, the Company issued 212,478 shares of Common Stock (valued at $120,000) to Fountainhead in accordance with the terms of a Consulting Agreement.

During April to December 2016, the Company issued 15,404 shares of Common Stock (valued at $8,334) to Techmed, Inc. in accordance with the terms of a consulting agreement.

During May to December 2016, the Company issued 100,000 share of Common Stock (valued at $40,700) to Valeo Consulting in accordance with the terms of a consulting agreement.

During January to December 31, 2016, the Company paid an aggregate of 17,971 shares of Preferred D Stock, valued at $179,727, representing preferred stock dividends. The Preferred D shares are convertible on their terms at $2.15 per share of Common Stock into 83,586 shares. An aggregate of 17,142 shares of Preferred D Stock dividends were in respect of related parties.

Outstanding Warrants and Options

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

		Weighted average
		exercise price
	Number of shares	per share
Outstanding at December 31, 2014	5,911,715	$2.57
Granted	100,000	$2.56
Exercised	-	-
Cancelled or expired	(4,667)	-
Outstanding at December 31, 2015	6,007,048	$2.57
Granted	-	$2.56
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2016	6,007,048	$2.57

STOCK OPTIONS:

		Weighted average
		exercise price
	Number of shares	per share
Outstanding at December 31, 2014	5,557	$20.25
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2015	25,557	$5.97
Granted	680,000	$0.79
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2016	705,557	$0.97

As of December 31, 2016, the weighted-average remaining contractual life of outstanding warrants and options is 0.25 and 2.96 years, respectively.

8. SHARE-BASED COMPENSATION

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

For the years ended December 31, 2016 and 2015, the Company recognized share-based compensation of $198,200 and $25,011, respectively for the issuance of stock options.

Stock appreciation rights may be granted either on a stand alone basis or in conjunction with all or part of any other stock options granted under the plan. As of December 31, 2016 there were no awards of any stock appreciation rights.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to the above non-employees for the year ended December 31, 2016 was $283,910. In addition, the Company accrued $247,500 in non-employee stock compensation to be paid in common shares. As of December 31, 2016, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The stock compensation expensed during the year ended December 31, 2016 resulted only from the issuance of Common Stock valued on the date of issuance. The following assumptions were used in calculations of the Black-Scholes option pricing model for warrant-based stock compensation in year ended December 31, 2016:

	Year ended December 31,
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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis (the Series A Warrants described above) as of September 30, 2014 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

10. INCOME TAXES

Loss Before Taxes

	December 31, 2016	December 31, 2015
Domestic	$1,351,693	$1,706,722
Foreign	300,587	375,921
	$1,652,280	$2,082,643

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2016 and 2015, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015

US statutory rate	$(578,298)	$(728,925)
Tax difference between foreign and U.S.	25,275	28,528
Change in Valuation Allowance	(552,293)	(700,397)
Tax Provision	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Operating loss carry-forward	$6,090,000	$5,600,000
Deferred tax asset before Valuation allowance	6,090,000	5,600,000
Valuation allowance	(6,090,000)	(5,600,000)
Net deferred tax asset	$—	$—

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

Net Operating Loss Carry-Forwards

As of December 31, 2016 and 2015, the Company had U.S. accumulated losses for tax purposes of approximately $17,400,000 and $16,000,000 respectively, which may be carried forward and offset against U.S. taxable income, and which expire during the tax years 2027 through 2032.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2016 and 2015, the Company had German accumulated losses for tax purposes of approximately $1,012,000 and $837,000 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations. Such carry-forwards are subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership.

As of December 31, 2016 and 2015, the Company had UK accumulated losses for tax purposes of approximately $198,000 and $199,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates

The applicable US income tax rate for the Company for both of the years ended December 31, 2016 and 2015 was 35%. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2015 and 2014 was 31.58%; the UK applicable rate for both the years ended December 31, 2016 and 2015 was 20%.

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

11. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft. located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 for a gross rent of $14,260 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiaries in Germany and the UK occupy properties on short term lease agreements. Rent expense for the year ended December 31, 2016 and 2015 was $212,054 and $204,445 respectively.

Potential German tax liability

In June 2012 the Company’s German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed legal amendments, and the Company agreed to make limited monthly payments on account. Accordingly, the Company has made no provision for this liability years ended December 31 2016 and 2015 respectively, other than recording the monthly payments as an expense.

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

12. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the year ended December 31, 2016:

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

In March 2017, as part of a streamlining of compensation arrangements with executive management, the Company amended the Consulting Agreement (“the Amendment”) to increase the annual fees by $330,000 to a total of $37,500 per month; at the same time, annual compensation payable to executive management was reduced by $330,000 to $0. These changes therefore have no financial impact on the Company. The other terms of the Consulting Agreement remain the same, including the ability of Fountainhead at its option to receive $5,000 per month in cash and the remainder payable in Company Common Stock issued at the recent Private Placement price and deliverable at the end of each fiscal quarter. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of fees in cash subject to certain future liquidity events, and subject to Board approval. Under the Amendment, Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at the same exercise price as that of the warrants issued in the Private Placement. Vesting of these options is subject to the achievement of certain milestones by March 31, 2018. These options are equivalent to a grant options to executive management in March 2016, the change being made as part of the same streamlining.

13. RELATED PARTY TRANSACTIONS

Peter Zachariou, CEO and director and David Cantor, President and director are investment managers of Fountainhead Capital Management which is a related party due to the size of its shareholding. Adrian Liddell, Chairman and CFO is a consultant for Fountainhead Capital Management.

During the year ended December 31, 2016, in accordance with the terms of the Consulting Agreement, the Company issued 212,478 shares of Common Stock (valued at $120,000) to Fountainhead.

During the year ended December 31, 2016, the Company paid an aggregate of 17,971 shares of Preferred D Stock, valued at $179,727, representing preferred stock dividends. The Preferred D shares are convertible on their terms at $2.15 per share of Common Stock into 83,586 shares. An aggregate of 17,142 shares of Preferred D Stock dividends were in respect of related parties.

During the year ended December 31, 2016, 2016, the Company issued unsecured loan notes to Fountainhead for a total of $248,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

At December 31, 2016 the Company was holding $101,000 cash in escrow from Fountainhead in respect of the Private Placement Initial Closing that occurred on January 11, 2017.

There were no other related party transactions during the year ended December 31, 2016.

14. SUBSEQUENT EVENTS

On January 11 and February 23, 2017, the Company completed the sale of $1,274,717 in shares of Common Stock (each a “Share”) and Warrants (together with the Shares, the “Securities”) to accredited investors (the “Investors”). The Shares were issued in a private placement (the “Private Placement”) pursuant to the terms of Stock Purchase Agreements between the Company and each of the Investors, and was limited to current shareholders of the Company as of November 9, 2016 (the “Record Date”).

The Securities comprised one Share at a purchase price $0.21 per share and a Warrant to purchase one Share at an exercise price of $0.27, exercisable over a period of three (3) years. A total of 6,070,079 Shares and Warrants to purchase 6,070,079 Shares were issued in the Private Placement. Fountainhead subscribed $477,939 of shares in the Private Placement of which approximately $248,000 represented amounts that Fountainhead had already advanced to the Company as detailed above Under the terms of a prior placement agent agreement (as amended) with Garden State Capital, Inc. (“GSS”) for the Company’s previous 2014 Offering, GSS received Warrants to purchase 202,691 Shares in respect of investment in the Private Placement by investors introduced to Vycor by GSS in connection with the 2014 Offering. GSS did not act as placement agent for the Company in the Private Placement.

The Private Placement was undertaken as a private placement offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506(b) of Regulation D promulgated under the Act since, among other things, the transaction did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The net proceeds will be used for the further development of both the Vycor VBAS and NovaVision divisions, as well as for general working capital.

There were no other material subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a) Disclosure Controls and Procedures

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

c) Changes in Internal Controls

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

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	55
David Marc Cantor	President and a Director	50
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	58
Steven Girgenti	Director	71
Oscar Bronsther, M.D.	Director	64
Lowell Rush	Director	60

Peter C. Zachariou, 55, was appointed a Director of the Company in May 2010, Executive Vice President in September 2010 and Chief Executive Officer on January 2, 2014. He is an investment manager for Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. For the past 20 years, Mr. Zachariou has been an active investor in a variety of companies and industries, both public and private, specializing in workouts and capital formation. Mr. Zachariou’s investments and activities have predominantly been in U.S. emerging and growth companies across a broad range of industry sectors. He has also been proprietor and operator of several businesses in the U.K. and U.S. in the manufacturing, retail and leisure industries.

David Marc Cantor, 50, has been President of the Company since September 2010 and a Director since January 2010. He is an investment manager of Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies across a broad range of sectors. Mr. Cantor has over 22 years experience in Investment Banking with a focus on Mergers and Acquisitions and Equity Capital Raisings. Prior to Fountainhead from 2001 – 2005 he was at Citigroup Capital Markets where he was Co-head of its European Business Development Group and subsequently European Head of its Diversified Industrials and Aerospace activities. Prior to Citigroup he was a Managing Director in M&A at Donaldson Lufkin & Jenrette and worked at Lehman Brothers both in New York and London in both the Equity Capital and M&A groups. Mr. Cantor has a BSc with Honours from City Business School, London.

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

Steven Girgenti, 71, has been a director since November 2008 and is Chairman of the Nominating and Governance Committee and of the Compensation Committee. He is presently the Managing Partner of Medi-Pharm Consulting, LLC providing strategic services to a number of medical device, pharmaceutical and diagnostic businesses. Steve was formerly President, CEO, Director and Co-Founder of DermWorx, a specialty pharmaceutical company dedicated to solutions for dermatological conditions. Steve was also the Worldwide Chairman of Ogilvy Healthworld, a leading global healthcare communications network with 55 offices in 36 countries. The network has more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world’s leading healthcare companies. Mr. Girgenti founded Healthworld in 1986 and, under his leadership, the company made numerous acquisitions to expand and diversify the business. Healthworld went public in 1997. In 1998, and again in 1999, Business Week named Healthworld one of the “Best Small Corporations in America”. In 1999, Forbes listed Healthworld as one of the “200 Best Small Companies”. Mr. Girgenti was recognized as “Entrepreneur of the Year” by NASDAQ in 1999, and was named Med Ad News’ first “Medical Advertising Man of the Year” in 2000. In 2010 he was inducted into the Medical Advertising Hall of Fame. In addition to Vycor Medical, Mr. Girgenti is a presently Executive Chairman of BioAffinity Technologies, Inc. (formerly known as Biomoda, Inc.) and has served as a Director of Burren Pharmaceuticals and Pharmacon International. He is also Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City, and is on the Board of Directors for Jack Martin Fund, a Mt. Sinai Hospital affiliated charitable organization devoted to pediatric oncology research. He graduated from Columbia University and has worked in the pharmaceutical industry since 1968 for companies such as Bristol-Myers Squibb, Carter Wallace and DuPont, as well as advertising agencies that specialize in healthcare. During his career, Steve has held positions in marketing research, product management, new product planning and commercial development.

Oscar Bronsther, M.D., F.A.C.S, 64, has been a director since November 2011. Dr. Bronsther is Chief Executive Officer of MetaStat, Inc. (OTCBB: MTST), a development stage life sciences company that develops and commercializes diagnostic products for the early and reliable prediction and treatment of systemic metastasisis. Dr Bronsther is also currently Clinical Professor at George Washington University, Washington, DC and has served in that capacity since 2002. He had previously served as an Associate Professor at the University of Rochester, Rochester, NY (1994-2001), University of Pittsburgh, Pittsburgh, PA (1989-1994) and University of California San Diego (1984), and Chairman, Section of General Surgery at Inova Fairfax Hospital. Since 2002, he has served as a Board Member, National Board Member and Director of Transplant Services of Kaiser Permanente Medical Group. Dr. Bronsther is a graduate of the University of Rochester (B.A. 1973) and Downstate Medical Center, Brooklyn, N.Y. (M.D. 1978). He did post-graduate work at Downstate Medical Center (Research Assistant 1975; Kidney Transplant Fellowship 1983-1984), Mount Sinai Medical Center, New York, N.Y (Residency 1978-1983) and Children’s Hospital Medical Center, Boston, MA (Research Fellowship 1980-1981). He resides in Potomac, MD.

Lowell Rush, 60, was appointed a Director in April 2013 and is Chairman of the Audit Committee. Mr. Rush has extensive experience in financial management and operational development, and since December 2013 has been Chief Financial Officer of Ft. Lauderdale-based Paybox Corp. (OTCQB:PBOX), a leading provider of cloud-based e-invoicing solutions. Previously, he was Chief Operating Officer of Miami-based Cosmetic Dermatology, Inc., and held positions as: CFO of Bijoux Terner, LLC (2008-2010); CFO of Little Switzerland, Inc. (2006-2008); and VP Sales Operations of Rewards Network, Inc. He is a CPA with an MBA in International Business, who has also held financial management roles at multi-national companies Sunglass Hut International, Burger King Corporation and Knight-Ridder, Inc. He began his career with the accounting firms Ernst & Young and Deloitte & Touche.

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

Committees of the Board of Directors

Our Company has three committees of its Board of Directors—(a) a Nominating and Governance Committee (b) a Management Compensation Committee and (c) an Audit Committee. The Board of Directors has approved charters for each committee. Steven Girgenti is Chairman of the Nominating and Governance Committee and the Management Compensation Committee, and Lowell Rush is a member. Lowell Rush is Chairman of the Audit Committee and Steven Girgenti and Adrian Liddell are members. The Board has determined that Lowell Rush qualifies as an Audit Committee financial expert, as that term is defined in applicable regulations of the SEC. The Committees are intended to operate consistent with applicable NASDAQ governance requirements.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2016 and 2015, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2016 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary($)	Bonus($)	StockAwards($)	OptionAwards($)	Non- EquityIncentive PlanCompensation	Non-Qualified DeferredCompensation Earnings($)	All other Compensation($)	Total($)
Peter Zachariou	2014	$—	—	—	—	—	—	—	—
CEO	2015	$—	—	—	—	—	—	—	—
David Cantor	2014	$—	—	—	—	—	—	—	—
President	2015	$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

		Option Awards
Name	Grant Date Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	OptionExercise Price($)	OptionExpiration Date
Kenneth T. Coviello	2/15/2008	-	3,334	$20.25	2/12/2018

Heather N. Vinas	2/15/2008	-	2,223	$20.25	2/12/2018

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted- average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	6,667	$20.25	17,676
Equity compensation plans not approved by security holders	3,333	28.50	–
Total	7,000	$20.70	17,676

(1) As of December 31, 2016

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised ExercisableWarrants	Number of Securities Underlying Unexercised ExercisableWarrants	WarrantExercise Price($)	WarrantExpiration Date
None

Total		-

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

Effective January 2, 2014, the Company entered into: amended employment agreements with Peter Zachariou and David Cantor to serve as the Company’s Chief Executive Officer and President respectively; and an employment agreement with Adrian Liddell to serve as the Company’s Chief Financial Officer. Each agreement continues for a period of twelve months from the date of the Initial Closing and is then automatically extended unless terminated by either party. The agreements provide for no monthly compensation to be payable, but a deferred compensation payable of $110,000 for each individual, subject to certain conditions and milestones being met. The compensation will be payable in cash or Restricted Shares of the Company’s Common Stock. In March 2017 the Company amended the employment agreement such that no compensation will be payable under the agreements. The same level of compensation will instead be payable to Fountainhead under an amended consulting agreement. These changes have no financial impact on the Company but streamlines the shareholding structure.

In March 2016 the Board of Directors approved the issuance of options to purchase 220,000 shares of Company Common Stock pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan to each of Peter C. Zachariou, David Cantor and Adrian Liddell, such options to vest immediately upon issuance. The exercise price of the options is based upon 110% of the closing price of the Company’s Common Stock the day prior to issuance, The options are exercisable for a period of three years from issuance at an exercise price of $0.78.

Compensation of Directors

During the period January 1, 2016 through March 25 2017, we granted Steven Girgenti, Oscar Bronsther, M.D. and Lowell Rush a total of 71,801, 62,945 and 62,945 shares of the Company’s Common Stock respectively for their service to the Board of Directors under the Company’s Deferred Compensation Plan. Under this Plan, the directors may defer their director’s compensation to the January 15th following the termination of their service as a director. All of the above mentioned Stock was granted under the Plan. Each of Mr. Girgenti, Dr. Bronsther and Mr. Rush are entitled to receive $7,000 in cash or stock at the option of the company per quarter. No other directors of the Company receive compensation for their service to the Company other than as disclosed under Employment Agreements above.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Steven Girgenti	121,601	*
Common Stock	Oscar Bronsther, M.D	103,100	*
Common Stock	Lowell Rush	91,137	*
Common Stock	Adrian Christopher Liddell	220,000-	1.25%
Common Stock	Marc David Cantor	220,000-	1.25%
Common Stock	Peter C. Zachariou	431,239	2.42%
Series D Preferred Stock	Peter C. Zachariou	69,487	25.71%
Common Stock	All executive officers and directors as a group	1,187,077	6.43%
Series D Preferred Stock	All executive officers and directors as a group	69,487	25.71%
Common Stock	Fountainhead Capital Management Limited Portman House Hue Street, St. Helier, Jersey JB4 5RP	6,905,042	49.85%
Series D Preferred Stock	Fountainhead Capital Management Limited Portman House Hue Street, St. Helier, Jersey JB4 5RP	181,994	69.68%

* Less than 1%

(1) In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In the case of directors, the number of shares includes shares granted but not issued under the director’s Deferred Compensation Plan. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on March 27, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and the issuance of shares granted but not issued under the director’s Deferred Compensation Plan; and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 27, 2017 (17,415,800 shares of Common Stock and 270,307 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options or that can be issued under the director’s Deferred Compensation Plan. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Please refer to Financial Statement, Note 14, which is incorporated in its entirety by this reference.

Director Independence

As of March 25, 2017, of our six (6) directors, Steven Girgenti, Oscar Bronsther and Lowell Rush are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2016 and December 31, 2015, respectively, were approximately $48,500 and $46,500.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2016 and 2015 were $2,000 and $2,000 respectively.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for 2016 or 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of December 31, 2016 and 2015 (audited)

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016 and 2015 (audited)

●	Statements of Stockholders’ Deficit from January 1, 2015 to December 31, 2016 (audited)

●	Statement of Cash Flows for the years ended December 31, 2016 and 2015 (audited)

●	Notes to Financial Statements (audited)

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

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)

Date	March 31, 2017

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	March 31, 2017

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	March 31, 2017

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	March 31, 2017

By:	/s/ Steven Girgenti
Steven Girgenti
Director

Date	March 31, 2017

By:	/s/ Oscar Bronsther, M.D.
Oscar Bronsther, M.D.
Director

Date	March 31, 2017

By:	/s/ Lowell Rush
Lowell Rush
Director

Date	March 31, 2017

