Form 10-Q
period 2017-03-31
VYCOR MEDICAL INC
filed 2017-05-11
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

VYCOR MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	333-149782	20-3369218
(State of	(Commission	(IRS Employer
Incorporation)	File Number)	Identification No.)

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

There were 19,170,265 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of May 9, 2017.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1.	FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$561,549	$56,859
Trade accounts receivable, net	247,728	148,784
Inventory	186,546	204,071
Prepaid expenses and other current assets	105,357	127,375
Total Current Assets	1,101,180	537,089
Fixed assets, net	475,150	401,051
Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	196,654	238,571
Website, net of accumulated amortization	13,815	14,958
Security deposits	42,424	42,424
Total Intangible and Other assets	504,050	547,110
TOTAL ASSETS	$2,080,380	$1,485,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$113,545	$249,949
Accrued interest: Other	148,601	136,765
Accrued interest: Related party	12,840	12,161
Accrued liabilities: Other	231,127	116,957
Accrued liabilities: Related Party	492,185	330,000
Monies in Escrow Related Party - Offering	-	101,000
Notes payable: Related Party	-	248,000
Notes payable: Other	331,243	316,856
Total Current Liabilities	1,329,541	1,511,688
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,306 issued and outstanding as at March 31, 2017 and December 31, 2016 respectively	27	27
Common Stock, $0.0001 par value, 25,000,000 shares authorized at March 31, 2017 and December 31, 2016, 17,688,777 and 11,439,357 shares issued and 17,585,443 and 11,336,023 outstanding at March 31, 2017 and December 31, 2016 respectively	1,769	1,144
Additional Paid-in Capital	26,259,479	25,007,850
Treasury Stock (103,334 shares of Common Stock as at March 31, 2017 and December 31, 2016 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(25,639,522)	(25,164,545)
Accumulated Other Comprehensive Income	130,119	130,119
Total Stockholders’ Equity (Deficit)	750,839	(26,438)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,080,380	$1,485,250

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the three months ended March 31,
	2017	2016

Revenue	$428,399	$400,085
Cost of Goods Sold	47,976	67,238
Gross Profit	380,423	332,847

Operating expenses:
Depreciation and Amortization	69,372	63,283
General and administrative	610,773	784,342
Total Operating expenses	680,145	847,625
Operating loss	(299,722)	(514,778)

Other income (expense)
Interest expense: Related Party	(678)	-
Interest expense: Other	(12,043)	(11,980)
Loss on foreign currency exchange	(348)	(806)
Total Other Income (expense)	(13,069)	(12,786)

Loss Before Credit for Income Taxes	(312,791)	(527,564)
Credit for income taxes	-	-
Net Loss	(312,791)	(527,564)
Preferred stock dividends	(162,186)	(88,318)
Net Loss available to common shareholders	(474,977)	(615,882)
Comprehensive Loss
Foreign Currency Translation Adjustment	-	-
Comprehensive Loss	(474,977)	(615,882)

Net Loss Per Share
Basic and diluted	$(0.03)	$(0.06)

Weighted Average Number of Shares Outstanding – Basic and Diluted	15,247,264	10,934,887

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	(312,791)	(527,564)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	43,059	29,148
Depreciation of fixed assets	29,992	36,431
Inventory provision	2,544	2,544
Stock based compensation	61,047	254,762
Loss on foreign exchange	-	806

Changes in assets and liabilities:
Accounts receivable	(98,944)	(56,032)
Inventory	14,982	12,588
Prepaid expenses	27,030	37,102
Accrued interest other	679	-
Accrued interest other	11,836	11,967
Accounts payable	(136,403)	(59,815)
Accrued liabilities	114,168	57,984
Cash used in operating activities	(242,801)	(200,079)
Cash flows from investing activities:
Purchase of fixed assets	(71,331)	(17,172)
Cash used in investing activities	(71,331)	(17,172)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	842,207	-
Repayment of Notes Payable - Other	(23,385)	(25,815)
Cash provided by (used in) financing activities	818,822	(25,815)
Effect of exchange rate changes on cash	-	(806)
Net increase (decrease) in cash	504,690	(243,872)
Cash at beginning of period	56,859	347,477
Cash at end of period	561,549	103,605

Supplemental Disclosures of Cash Flow information:
Non-Cash Transactions:
Preferred stock dividends satisfied in new preferred stock	$-	$88,318

Common stock issued upon conversion of debt	$248,000	$-

Common stock issued in respect of funds held in escrow	$101,000	$-

See Accompanying Notes to Financial Statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial statements of the Company present the financial position, results of operations, and cash flows of Vycor Medical, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2016 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The consolidated financial statements as of and for the three months ended March 31, 2017 and 2016, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The Company has incurred losses since its inception, including a net loss of $312,791 and $527,564 for the three month period ended March 31, 2017 and 2016 respectively. As at December 31, 2016 the Company had stockholder’s deficiency of $26,483 and cash of $56,859. As a result, these conditions had raised substantial doubt regarding our ability to continue as a going concern.

However, on January 11, and February 23, 2017 the Company completed the sale of $1,274,717 in shares of Common Stock and Warrants to accredited investors. Included in these gross proceeds is the conversion of $248,000 of debt on the balance sheet at December 31, 2016, so that proceeds net of debt conversion were $1,026,717. The Private Placement raised net cash proceeds, after debt conversion and expenses, of $943,207, of which 842,207 was received during the period. As at March 31, 2017 the Company had stockholder’s equity of $750,839 and cash of $561,549. Management has evaluated the effects of the Private Placement on the Company’s financial condition, as well as the continued revenue growth coupled with improved margins and control of expenses. Management is of the opinion that any potential going concern uncertainty that previously existed has been remediated, and that its cash and cash equivalents of $561,549 at March 31, 2017, together with the continued reduction in losses as a result of initiatives outlined in “Liquidity and Plan of Operations” in Item 2. will be sufficient to meet its anticipated cash requirements through at least June 30, 2018.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and if management’s plans will alleviate that doubt. Management is required to make this evaluation for both annual and interim reporting periods. The Company adopted this guidance for the fiscal year ended December 31, 2016. This adoption did not have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	March 31, 2017	December 31, 2016
Stock options outstanding	725,557	705,557
Warrants to purchase common stock	8,469,239	6,007,048
Debentures convertible into common stock	248,112	242,647
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	297,690	176,479
Total	11,012,650	8,403,783

3.	NOTES PAYABLE

Related Party Notes Payable

As of March 31, 2017 and December 31, 2016 Related Party Notes Payable consists of:

	March 31, 2017	December 31, 2016
In the period the Company issued promissory notes to Fountainhead Capital Management Limited for $248,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The notes were converted into 1,180,953,shares of common stock and 1,180,953 warrants in connection with the Private Placement in January 2017.	-	248,000

Total Related Party Notes Payable	-	248,000

Other Notes Payable

As of March 31, 2017 and December 31, 2016, Other Notes Payable consists of:

	March 31, 2017	December 31, 2016
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the note then outstanding and accrued interest into shares of common stock of the Company an adjusted conversion price of $1.80 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended to May 31, 2017	300,000	300,000

Insurance policy finance agreements. During the period ended March 31, 2017 the Company made payments of $23,385. The notes are due over the next twelve months.	31,243	16,856

Total Notes Payable:	331,243	316,856

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

	Three Months Ended March 31,
	2017	2016
Revenue:
Vycor Medical	$369,887	$348,920
NovaVision	$58,512	$51,165
	$428,399	$400,085
Gross Profit
Vycor Medical	$328,596	$286,607
NovaVision	$51,827	$46,240
	$380,423	$332,847

	March 31, 2017	December 31, 2016
Total Assets:
Vycor Medical	$1,450,057	$805,716
NovaVision	630,323	679,534
Total Assets	$2,080,380	$1,485,250

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,
	2017	2016
Revenue:
United States	$401,072	$372,305
Europe	$27,327	$27,780
	$428,399	$400,085
Gross Profit
United States	$355,701	$307,237
Europe	$24,722	$25,610
	$380,423	$332,847

	March 31, 2017	December 31, 2016
Total Assets:
United States	$1,861,679	$1,258,624
Europe	218,701	226,626
Total Assets	$2,080,380	$1,485,250

5.	EQUITY

Common Stock and Stock Grants

During January to March 2017, the Company granted 87,878 shares of Common Stock (valued at $21,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of March 31, 2017 these shares have yet to be issued.

During January to March 2017, the Company issued 36,484 shares of Common Stock (valued at $8,438) to members of the NovaVision, Inc. Scientific Advisory Board in respect of their services.

During January to March 2017, the Company issued 142,857 shares of Common Stock (valued at $30,000) to Fountainhead in accordance with the terms of a Consulting Agreement.

Private Placement.

On January 11 and February 23, 2017, the Company completed the sale of $1,274,717 in shares of Vycor Common Stock (each a “Share”) and Warrants (together with the Shares, the “Securities”) to accredited investors (the “Investors”). The Shares were issued in a private placement (the “Private Placement”) pursuant to the terms of Stock Purchase Agreements between the Company and each of the Investors, and was limited to current shareholders of the Company as of November 9, 2016 (the “Record Date”).

Included in these gross proceeds is the conversion of $248,000 of debt on the balance sheet at December 31, 2016 and $101,000 funds held in escrow on the balance sheet at December 31, 2016. The Private Placement raised net cash proceeds, after debt conversion and expenses, of $943,207, of which $842,207 was received during the period.

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

Warrants and Options

The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2015	6,007,048	$2.57
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2016	6,007,048	$2.57
Granted	6,272,770	$0.27
Exercised	-	-
Cancelled or expired	(3,810,579)	-
Outstanding at March 31, 2017	8,469,239	$2.18

STOCK OPTIONS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2015	25,557	$20.25
Granted	680,000	$0.79
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2016	705,557	$20.25
Granted	20,000	$0.27
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2017	725,557	$1.89

On March 31, 2017 options to purchase 660,000 shares of Common Stock were granted to Fountainhead under the terms of a Consulting Agreement. These options will vest on April 1, 2018 subject to the achievement of certain milestones by March 31, 2018. These options are not included in the above table until such a time as they vest.

As of March 31, 2017, the weighted-average remaining contractual life of outstanding warrants and options is 2.18 and 1.89 years, respectively.

6.	SHARE-BASED COMPENSATION

Stock Option Plan

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option pricing model. The grant date fair value is recognized over the option-vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.

For the three months ended March 31, 2017 and 2016, the Company recognized share-based compensation of $1,609 and $198,200, respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of March 31, 2017 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to non-employees for the three months ended March 31, 2017 and 2016 was $141,938 and $56,562, of which $59,438 and $56,562 related to stock issued during the periods; $82,500 was accrued and issued following the period ended March 31, 2017. During the three months ended March 31, 2017 warrants with a value of $86,754 were granted with performance vesting conditions; the value of these options will not be recognized as share-based compensation unless or until the Company concludes that it is probably the performance conditions will be achieved.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rates	1.50%	0.91%
Expected life	1.5 years	1.5 years
Expected dividends	0%	0%
Expected volatility	104%	95%
Vycor Common Stock fair value	$0.20	$0.71

7.	COMMITMENTS AND CONTINGENCIES

Lease

The Company leases approximately 10,000 sq. ft. located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $15,439 plus sales tax per month. The term of the lease is 5 years and 6 months terminating July, 2017. The Company’s subsidiary in Germany occupies premises on a short term lease agreement. Rent expense for the three months ended March 31, 2017 and 2016 was $51,513 and $53,654 respectively.

Potential German tax liability

In June 2012 the Company’s German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $85,000). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment (either a higher or a reduced amount) is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability in the three months ended March 31, 2017 and the year ended December 31, 2016 respectively, other than recording the monthly payments as an expense.

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

8.	CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the three months ended March 31, 2017:

During the three months ended March 31, 2017, under the terms of an amended Consulting Agreement between the Company and Fountainhead, Fountainhead was paid a monthly retainer of $10,000 per month in Company Common Stock issued at the end the quarter.

In March 2017 and effective April 1, 2017, as part of a streamlining of compensation arrangements with executive management, the Company established the March 2017 Compensation Plan. Under this Plan, the Company amended the Fountainhead Consulting Agreement (“the Amendment”) to increase the annual fees by $330,000 to a total of $37,500 per month; at the same time, annual compensation payable to executive management under the March 2016 Compensation Plan was reduced by $330,000 to $0. These changes therefore have no financial impact on the Company. The other terms of the Consulting Agreement remain the same, including the ability of Fountainhead at its option to receive $5,000 per month in cash and the remainder payable in Company Common Stock issued at the recent Private Placement price and deliverable at the end of each fiscal quarter. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of fees in cash subject to certain future liquidity events, and subject to Board approval. Under the Amendment, Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at the same $0.27 exercise price as that of the warrants issued in the Private Placement. Vesting of these options is subject to the achievement of certain milestones by March 31, 2018. These options are equivalent to a grant of options to executive management under the March 2016 Compensation Plan, the change being made as part of the same streamlining.

9.	RELATED PARTY TRANSACTIONS

Peter Zachariou, director and David Cantor, director are investment managers of Fountainhead Capital Management which is a related party due to the size of its shareholding. Adrian Liddell, Chairman is a consultant for Fountainhead Capital Management.

During the period ended March 31, 2017, in accordance with the terms of the Consulting Agreement, the Company issued 142,857 shares of Common Stock (valued at $30,000) to Fountainhead.

On January 11, and February 23, 2017 the Company completed the sale of $1,274,717 in shares of Common Stock and Warrants to accredited investors (the “Private Placement”). Fountainhead subscribed a total of $477,939 of shares in the Private Placement of which approximately $248,000 represented amounts that Fountainhead had already advanced to the Company and was held in the form of notes. As a result, Fountainhead was issued 2,275,901 shares of Common Stock and Warrants to purchase 2,275,901 shares of Common Stock an exercise price of $0.27.

During the period ended March 31, 2017, following the achievement of certain milestones established in the March 2016 Compensation Plan, the Company accrued deferred compensation of $82,500. This together with the balance of the deferred compensation accrued during the year ended December 31, 2016, was paid to Fountainhead in common stock subsequent to the quarter end (See Note 10).

10.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10Q:

On April 30, 2017, following the achievement of certain milestones established in the March 2016 Compensation Plan, 1,571,429 shares of Common Stock, valued at $330,000, were issued to Fountainhead.

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 59 issued or allowed patents and a further 15 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

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

Our Growth Strategy

Vycor Medical

Vycor Medical’s growth strategy includes:

1. Increasing U.S. market penetration through broader hospital coverage and targeted direct physician marketing. Vycor Medical’s sales and marketing strategy is to penetrate a well-defined US target market of 4,500 neurosurgeons. Vycor markets direct to surgeons as well as marketing and distributing through independent distributors, with a focus both on adding new hospitals and expanding to additional surgeons in hospitals where VBAS is already approved, and to expand usage to a broader range of procedures. Vycor is pursuing a policy of continually evaluating and upgrading its distributors as well as adding additional distributors in regions where it has little to no presence.

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

Vycor is modifying its existing VBAS product suite to make it easier to integrate with Image Guidance Systems (IGS) by re-engineering its VBAS product range so that the entire range of 12 devices, excluding the VBASmini, will be able to more easily accommodate pointers from the leading IGS system providers. Increasingly, all major neuro centers have image guidance systems, and where this is in place management believes over 90% of surgeries are carried out using IGS and management strongly believes that the existing VBAS rigid structure lends itself well to being incorporated into this increasing trend.

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

NovaVision is now able to provide a clinically supported, cost-effective and scalable visual therapy solution offering broad benefits to those suffering visual impairment following neurological brain damage, to both patients and medical professionals alike.

NovaVision has four routes-to-market aimed at patients and professionals, comprising: direct-to-patient; rehabilitation centers and clinics; stroke associations and support groups; and physicians. Given the company’s resources NovaVision has initially focused on direct-to-patient, with a website lead-driven inbound and outbound marketing strategy targeted at prospective patients and relatives. Website metrics are positive, although below management’s expectations, showing good growth in traffic and rankings, and have been effective in generating leads. Our analysis of the campaign metrics in the US (including paid search) during 2016 highlighted some key improvements that are being implemented and which we believe could have a material impact on our lead generation.

Following the pilot launch of our NovaVision Center Model, comprising the Vision Diagnostics program and the NeuroEyeCoach training program, we have substantially broadened the delivery and licensing model in response to feedback from clinics. The new Center Model has a complete suite for the professional market, including options for software download, CD Rom, Cloud based and Hardware delivery with flexible and cost-effective pricing options, and is now being offered in both the US and Europe.

Manufacturing

Vycor Medical uses a sub-contract manufacturer to manufacture, package, label and sterilize its VBAS products. The Company has migrated all its VBAS manufacturing to Life Science Outsourcing, Inc. in Brea, California that is FDA-registered and meets ISO standards and certifications.

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 18 granted/allowed and 13 pending patents.

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

Employees

We currently have 12 employees.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Revenue and Gross Margin:

	Three months ended
	March 31,
	2017	2016	% Change
Revenue:
Vycor Medical	$369,887	$348,920	6%
NovaVision	$58,513	$51,165	14%
	$428,400	$400,085	7%
Gross Profit
Vycor Medical	$328,596	$286,607	15%
NovaVision	$51,827	$46,240	12%
	$380,423	$332,847	14%

Vycor Medical recorded revenue of $369,887 from the sale of its products for the three months ended March 31, 2017, an increase of $20,967, or 6%, over the same period in 2016. Sales grew by 22% in the US in 2017 compared to 2016, offset by reduced sales internationally. International sales tend to be irregular as international distributors follow a pattern of place large stocking orders. Gross margin of 89% was recorded for the three months ended March 31, 2017 compared to 82% for the same period in 2016.

NovaVision recorded revenues of $58,513 for the three months ended March 31, 2017, an increase of 14% over the same period in 2016, and gross margin of 89%, compared to 90% for the same period in 2016. New patient starts were up 54% compared to the same period in 2016.

Research and Development Expense:

Research and development (“R&D”) expenses were $0 for the three months ended March 31, 2017 and 2016.

General and Administrative Expenses:

General and administrative expenses decreased by $173,569 to $610,773 for the three months ended March 31, 2017 from $784,342 for the same period in 2016. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended March 31, 2017 was $143,547, a decrease of $111,216 over $254,763 in 2016. Also included within General and Administrative Expenses are Sales Commissions, which increased by $18,496 to $70,930. The remaining General and Administrative expenses decreased by $80,849 from $477,145 to $396,296.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Payroll	(40,953)	(3,287)
Investor relations and road show costs	(36,015)	-
Board, financial and scientific advisory	(3,695)	(107,929)
Sales, marketing and travel	(6,642)	-
Other (travel/regulatory/premises)	3,642	-
Legal, professional and other consulting	2,814	-
Commissions	18,496	-
Total change	(62,353)	(111,216)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended March 31, 2017 was $678 compared to $0 for 2016. Other Interest expense for 2016 increased by $63 to $12,043 from $11,980 for 2016.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016	$ Change
Cash	$561,549	$56,859	$504,690
Accounts receivable, inventory and other current assets	$539,631	$480,230	$59,401
Total current liabilities	$1,329,541	$1,511,688	$(182,147)
Working capital	$(789,910)	$(1,031,458)	$241,548
Cash provided by (used in) financing activities	$818,822	$(25,815)	$844,637

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the three months ended March 31, 2017 and 2016, with a commentary of changes during the periods and known or anticipated future changes:

	March 31, 2017	March 31, 2016	$ Change
Net loss	$(312,791)	$(527,564)	$214,773

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$73,051	$65,579	$7,472
Share based compensation	$61,047	$254,762	$(193,715)
Accrued share based compensation	$82,500	-	$82,500
Loss on foreign exchange	-	$806	$(806)
Other	$2,543	$2,544	$(1)
	$219,141	$323,691	$(104,550)

Net loss adjusted for non-cash items	$(93,650)	$(203,873)	$110,223
Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	$(203,677)	$(57,863)	$(145,814)
Inventory	$14,982	$12,588	$2,394
Prepaid expenses and net insurance financing repayments	$3,645	$11,287	$(7,642)
Accrued interest (not paid in cash)	$12,515	$11,967	$548
	$(172,536)	$(22,021)	$(150,515)

Cash used in operating activities, adjusted for net insurance repayments	$(266,186)	$(225,894)	$(40,292)

The adjustments to reconcile net loss to cash of $219,141 in the period have no impact on Liquidity. The reduction in net loss (as adjusted for non-cash items) to $93,650 was primarily a result of higher levels of gross profit and lower levels of operating expenses. The net change in accounts receivable, accounts payable and accrued liabilities are primarily are result of: the payment during the first quarter of $69,314 of accounts payable deferred at the end of December 2016; and an increase in accounts receivable of $98,944 due in particular to a large customer order placed prior to the quarter end. In addition, the Company typically renews a large number of annual expense contracts such as insurances and licenses during the first quarter, which has an impact on cash usage. During the period the Company purchased VBAS inventory for $10,306. Vycor is in the process of modifying the VBAS product suite to make it easier to integrate with IGS and as a result will be purchasing new inventory throughout 2017.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2017 was $71,331, which reflected expenditure on modifying the VBAS product suite to make it easier to integrate with IGS, as well as the expenditure to make NovaVision Sight Science’s Neuro-Eye Therapy Internet-deliverable. The VBAS expenditure will continue over the next two quarters, although at a lower level.

Financing Activities. On January 11, and February 23, 2017 the Company completed the sale of $1,274,717 in shares of Common Stock and Warrants to accredited investors (the “Private Placement”). Included in these gross proceeds is the conversion of $248,000 of debt on the balance sheet at December 31, 2016, so that proceeds net of debt conversion were $1,026,717. The Private Placement raised net cash proceeds, after debt conversion and expenses, of $943,207. $101,000 of these proceeds and $7,050 of these expenses were reflected in the in the balance sheet at December 31, 2016 and so the net increase in liquidity during the period from the Private Placement was $849,259.

During the year ended December 31, 2016 Vycor’s largest shareholder, Fountainhead, had provided $248,000 of funding in the form of notes payable, which was converted into Common Stock as part of the Private Placement Initial Closing. Fountainhead also advanced $101,000 during the year ended December 31, 2016 in respect of the Private Placement. This amount was held in escrow at December 31, 2016 and represented part of the Private Placement Initial Closing.

Liquidity and Plan of Operations

The balance of cash at March 31, 2017 is $561,549. Management has evaluated the effects of the Private Placement described above on the Company’s financial condition, as well as the continued revenue growth coupled with improved margins and control of expenses. Management is of the opinion that any potential going concern uncertainty that previously existed has been remediated, and that its existing cash and cash equivalents following the Private Placement, together with the continued reduction in losses as a result of initiatives outlined below, will be sufficient to meet its anticipated cash requirements through at least June 30, 2018.

As described earlier in this ITEM 2 “Our Growth Strategy”, the Company is executing on a plan to achieve a growth in revenues for both the Vycor Medical and NovaVision divisions, and thereby further reduce its cash operating usage. For Vycor Medical this includes in particular: increasing penetration in the US market through targeted marketing; increased international market growth; and new product development centered around the modification of its VBAS product range to make it easier to integrate with IGS systems. For NovaVision, after a prolonged and now complete period of re-development, the Company is focusing its resources on direct-to-patient marketing through a website lead-driven inbound and outbound marketing strategy. In addition, the Company is now starting to market its NovaVision Center Model to medical professionals, with a broad and flexible range of delivery and licensing options.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At March 31, 2017 and December 31, 2016 patient deposits amounted to $35,902 and $33,351, respectively, and are included in Accrued Liabilities

Fixed assets

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended March 31, 2017 and 2016 was $2,544, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 12, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance Type	Security	Shares
FHC Management Fees	Common	1,714,286
Advisory Board Fees	Common	49,877
Private Placement Offering FHC	Common	2,275,901
Private Placement Offering Others	Common	3,794,178

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2017.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)
Date	May 11, 2017

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)
Date	May 11, 2017

