Form 10-Q
period 2017-06-30
VYCOR MEDICAL INC
filed 2017-08-11
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

VYCOR MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	333-149782	20-3369218
(State of	(Commission	(IRS Employer
Incorporation)	File Number)	Identification No.)

951 Broken Sound Parkway Suite 320, Boca Raton, FL 33487
(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (561) 558-2020

Securities registered under Section 12(g) of the Exchange Act:

Common Stock par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[  ] Yes [  ] No

There were 19,708,401 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 11, 2017.

Transitional Small Business Disclosure Format (check one): Yes[  ] No [X]

 PART I

ITEM 1.	FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$518,755	$56,859
Trade accounts receivable, net	117,884	148,784
Inventory	175,021	204,071
Prepaid expenses and other current assets	84,416	127,375
Total Current Assets	896,076	537,089
Fixed assets, net	462,064	401,051
Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	154,738	238,571
Website, net of accumulated amortization	12,673	14,958
Security deposits	46,669	42,424
Total Intangible and Other assets	465,237	547,110
TOTAL ASSETS	$1,823,377	$1,485,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$120,993	$249,949
Accrued interest: Other	160,568	136,765
Accrued interest: Related party	12,840	12,161
Accrued liabilities: Other	195,915	116,957
Accrued liabilities: Related Party	162,185	330,000
Monies in Escrow Related Party - Offering	-	101,000
Notes payable: Related Party	-	248,000
Notes payable: Other	316,893	316,856
Total Current Liabilities	969,394	1,511,688
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,306 issued and outstanding as at June 30, 2017 and December 31, 2016 respectively	27	27
Common Stock, $0.0001 par value, 25,000,000 shares authorized at June 30, 2017 and December 31, 2016, 19,811,735 and 11,439,357 shares issued and 19,708,401 and 11,336,023 outstanding at June 30, 2017 and December 31, 2016 respectively	1,981	1,144
Additional Paid-in Capital	26,726,088	25,007,850
Treasury Stock (103,334 shares of Common Stock as at June 30, 2017 and December 31, 2016 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(26,000,239)	(25,164,545)
Accumulated Other Comprehensive Income	127,159	130,119
Total Stockholders’ Equity (Deficit)	853,983	(26,438)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,823,377	$1,485,250

See accompanying notes to financial statements

 VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Revenue	$307,684	$379,406	$736,083	$779,492
Cost of Revenues Sold	39,445	48,086	87,421	115,325
Gross Profit	268,239	331,320	648,662	664,167

Operating expenses:
Depreciation and Amortization	69,264	66,310	138,636	129,595
General and administrative	552,865	556,512	1,163,635	1,340,846
Total Operating expenses	622,129	622,822	1,302,271	1,470,441
Operating loss	(353,890)	(291,502)	(653,609)	(806,274)

Other income (expense)
Interest expense: Other	(8,809)	(12,206)	(20,853)	(24,188)
Interest expense: Related Party	-	(1,247)	(679)	(1,247)
Gain (loss) on foreign currency exchange	1,982	(408)	1,632	(1,214)
Total Other Income (expense)	(6,827)	(13,861)	(19,900)	(26,649)

Loss Before Credit for Income Taxes	(360,717)	(305,363)	(673,509)	(832,923)
Credit for income taxes	-	-	-	-
Net Loss	(360,717)	(305,363)	(673,509)	(832,923)
Preferred stock dividends	-	-	(162,185)	(88,318)
Net Loss available to common shareholders	(360,717)	(305,363)	(835,694)	(921,241)
Comprehensive Loss
Net Loss	(360,717)	(305,363)	(673,509)	(832,923)
Foreign Currency Translation Adjustment	2,959	2,921	2,959	2,921
Comprehensive Loss	(357,758)	(302,442)	(670,550)	(830,002)

Net Loss Per Share
Basic and diluted	($0.02)	($0.03)	($0.05)	($0.08)

Weighted Average Number of Shares Outstanding – Basic and Diluted	18,674,287	11,007,522	16,970,241	10,971,203

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(673,509)	$(832,923)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	86,118	50,927
Depreciation of fixed assets	60,214	83,395
Inventory provision	2,544	2,544
Share based compensation	197,868	347,950
Loss on foreign exchange	1,634	1,214

Changes in assets and liabilities:
Accounts receivable	30,897	(116,299)
Inventory	26,507	50,299
Prepaid expenses	47,970	59,468
Accrued interest related party	680	1,247
Accrued interest other	23,803	23,934
Accounts payable	(128,956)	(95,186)
Accrued liabilities other	(3,542)	34,298
Accrued liabilities related party	82,500	-
Security Deposit	(4,245)	6,250
Cash used in operating activities	(249,517)	(382,882)
Cash flows from investing activities:
Purchase of fixed assets	(88,012)	(20,231)
Cash used in investing activities	(88,012)	(20,231)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	842,207	-
Net proceeds from issuance of Notes Payable - Related Party	-	185,000
Repayment of Notes Payable - Other	(37,735)	(39,475)
Cash provided by (used in) financing activities	804,472	145,525
Effect of exchange rate changes on cash	(5,047)	(2,180)
Net increase (decrease) in cash	461,896	(259,768)
Cash at beginning of period	56,859	347,477
Cash at end of period	518,755	87,709

Supplemental Disclosures of Cash Flow information:
Non-Cash Transactions:
Preferred stock dividends satisfied in new preferred stock		$88,318

See Accompanying Notes to Financial Statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

The consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	June 30, 2017	December 31, 2016
Stock options outstanding	725,557	705,557
Warrants to purchase common stock	7,875,417	6,007,048
Debentures convertible into common stock	255,871	242,647
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	364,356	176,479
Total	10,493,253	8,403,783

3.	NOTES PAYABLE

Related Party Notes Payable

As of June 30, 2017 and December 31, 2016 Related Party Notes Payable consists of:

	June 30, 2017	December 31, 2016
The Company issued promissory notes to Fountainhead Capital Management Limited for $248,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The notes were converted into 1,180,953,shares of common stock and 1,180,953 warrants in connection with the Private Placement in January 2017.	-	$248,000

Total Related Party Notes Payable	-	$248,000

 Other Notes Payable

As of June 30, 2017 and December 31, 2016, Other Notes Payable consists of:

	June 30, 2017	December 31, 2016
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company an adjusted conversion price of $1.80 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended to December 31, 2017	$300,000	$300,000

Insurance policy finance agreements. During the period ended June 30, 2017 the Company made payments of $37,735. The notes are due over the next twelve months.	16,893	16,856

Total Notes Payable:	$316,893	$316,856

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Vycor Medical	$252,324	$333,085	$622,210	$682,006
NovaVision	$55,360	$46,321	$113,873	$97,486
	$307,684	$379,406	$736,083	$779,492
Gross Profit
Vycor Medical	$218,257	$288,812	$546,853	$575,420
NovaVision	$49,982	$42,508	$101,809	$88,747
	$268,239	$331,320	$648,662	$664,167

	June 30, 2017	December 31, 2016
Total Assets:
Vycor Medical	$1,246,660	$805,716
NovaVision	576,717	679,534
Total Assets	$1,823,377	$1,485,250

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
United States	$279,908	$356,170	$680,979	$728,476
Europe	$27,776	$23,236	$55,104	$51,016
	$307,684	$379,406	$736,083	$779,492
Gross Profit
United States	$242,912	$309,318	$598,612	$616,556
Europe	$25,327	$22,002	$50,050	$47,611
	$268,239	$331,320	$648,662	$664,167

	June 30, 2017	December 31, 2016
Total Assets:
United States	$1,607,988	$1,258,624
Europe	215,389	226,626
Total Assets	$1,823,377	$1,485,250

5.	EQUITY

Common Stock and Stock Grants

From January to June 2017, the Company granted 187,877 shares of Common Stock (valued at $42,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of June 30, 2017 these shares have yet to be issued.

From January to June 2017, the Company issued 76,663 shares of Common Stock (valued at $16,875) to members of the NovaVision, Inc. Scientific Advisory Board in respect of their services.

From January to June 2017, the Company issued 644,286 shares of Common Stock (valued at $135,300) to Fountainhead in accordance with the terms of a Consulting Agreement and 1,571,429 shares of Common Stock (valued at $330,000) to Fountainhead following the achievement of certain milestones.

From January to June 2017, the Company issued 9,921 shares of Common Stock (valued at $2,084) to Techmed, Inc. in accordance with the terms of a consulting agreement.

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

Included in these gross proceeds was the conversion of $248,000 of debt on the balance sheet at December 31, 2016 and $101,000 funds held in escrow on the balance sheet at December 31, 2016. The Private Placement raised net cash proceeds, after debt conversion and expenses, of $943,207, of which $842,207 was received during the period.

The Securities comprised one Share at a purchase price $0.21 per share and a Warrant to purchase one Share at an exercise price of $0.27, exercisable over a period of three (3) years. A total of 6,070,079 Shares and Warrants to purchase 6,070,079 Shares were issued in the Private Placement.

Warrants and Options

The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2015	6,007,048	$2.57
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2016	6,007,048	$2.57
Granted	6,272,770	$0.27
Exercised	-	-
Cancelled or expired	(4,404,401)	$(2.52)
Outstanding at June 30, 2017	7,875,417	$0.76

STOCK OPTIONS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2015	25,557	$20.25
Granted	680,000	$0.79
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2016	705,557	$20.25
Granted	20,000	$0.27
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2017	725,557	$0.95

As of June 30, 2017, the weighted-average remaining contractual life of outstanding warrants and options is 2.09 and 1.72 years, respectively.

6.	SHARE-BASED COMPENSATION

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

For the six months ended June 30, 2017 and 2016, the Company recognized share-based compensation of $1,609 and $198,200, respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of June 30, 2017 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to non-employees for the six months ended June 30, 2017 and 2016 was $278,759 and $149,750, respectively, of which $236,759 and $20,562, respectively, related to stock issued during the periods; $42,000 and $36,000, respectively, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan. During the six months ended June 30, 2017 warrants with a value of $86,754 were granted with performance vesting conditions; the value of these options will not be recognized as share-based compensation unless or until the Company concludes that it is probably the performance conditions will be achieved.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rates	1.50%	0.91%
Expected life	1.5 years	1.5 years
Expected dividends	0%	0%
Expected volatility	104%	101%
Vycor Common Stock fair value	$0.20	$2.00

7.	COMMITMENTS AND CONTINGENCIES

Lease

The Company leased office space located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $15,439 plus sales tax per month. The term of the lease was 5 years and 6 months and terminated July 30, 2017. Effective August 1, 2017 the Company has leased office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2L.P. for a gross rent of approximately $5,700 plus sales tax per month . The lease terminates September 30, 2020. The Company’s subsidiary in Germany occupies premises on a short-term lease agreement. Rent expense for the six months ended June 30, 2017 and 2016 was $100,978 and $106,450 respectively.

Potential German tax liability

In June 2012 the Company’s German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $85,000). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment (either a higher or a reduced amount) is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability in the six months ended June 30, 2017 and the year ended December 31, 2016 respectively, other than recording the monthly payments as an expense.

Potential Patent Infringement

The Company was made aware in 2012 that a competitor had been granted a patent for related technology, and appeared to be entering the market with products that infringe the Company’s own issued patent. Following investigation, the Company initiated an invalidation of the competitor’s patent; in March 2014 the Patent Re-examination Board issued an Examination Decision invalidating all the claims of the competitor’s patent. The competitor appealed the decision, but the Company has contested the appeal. A final decision on the appeal is pending. The Company has been made aware that two or more Chinese companies are marketing the products that appear to infringe the Company’s Chinese patent, and is investigating this information to determine whether infringing products are being sold. As a general rule the Company intends to take all necessary action to protect its patent portfolio. As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims.

8.	CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the six months ended June 30, 2017:

In March 2017 and effective April 1, 2017, as part of a streamlining of compensation arrangements with executive management, the Company established the March 2017 Compensation Plan. Under this Plan, the Company amended the Fountainhead Consulting Agreement (“the Amendment”) to increase the annual fees by $330,000 to a total of $37,500 per month; at the same time, annual compensation payable to executive management under the March 2016 Compensation Plan was reduced by $330,000 to $0. These changes therefore had no financial impact on the Company. The other terms of the Consulting Agreement remained the same, including the ability of Fountainhead at its option to receive $5,000 per month in cash and the remainder payable in Company Common Stock issued at the recent Private Placement price and deliverable at the end of each fiscal quarter. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of fees in cash subject to certain future liquidity events, and subject to Board approval. Under the Amendment, Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at the same $0.27 exercise price as that of the warrants issued in the Private Placement. Vesting of these options is subject to the achievement of certain milestones by March 31, 2018. These options are equivalent to a grant of options to executive management under the March 2016 Compensation Plan, the change being made as part of the same streamlining.

During the six months ended June 30, 2017, under the terms of this amended Consulting Agreement, Fountainhead was paid $217,800 in Company Common Stock and $7,200 in cash.

9.	RELATED PARTY TRANSACTIONS

Peter Zachariou, director and David Cantor, director are investment managers of Fountainhead Capital Management (“Fountainhead”) which is a related party due to the size of its shareholding. Adrian Liddell, Chairman is a consultant for Fountainhead.

During the period ended June 30, 2017, in accordance with the terms of the Consulting Agreement, the Company issued 644,286 shares of Common Stock (valued at $135,300) and $7,200 in cash to Fountainhead.

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

During the period ended June 30, 2017, following the achievement of certain milestones established in the March 2016 Compensation Plan, the Company accrued deferred compensation of $82,500. This together with the balance of the deferred compensation accrued during the year ended December 31, 2016, was paid to Fountainhead in 1,571,429 shares of Common Stock (valued at $330,000) during the period ended June 30, 2017.

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 66 issued or allowed patents and a further 11 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

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

NovaVision’s VRT is the only medical device aimed at the restoration of vision lost as a result of neurological damage which has FDA 510(k) clearance to be marketed in the U.S; and NeuroEyeCoach is registered in the US as a Class I 510(k) exempt device. VRT, NEC and NeET have CE Marking for the EU. NovaVision has 45 granted and 1 pending patents worldwide.

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

3. International Market Growth

Vycor Medical utilizes select medical device distributors with experience in neurosurgical devices in their countries or regions. VBAS has regulatory approvals in Australia, Brazil, Canada, China, Europe (EU – Class III), Korea, Mexico, Japan, Russia and Taiwan. Vycor Medical is actively pursuing new distribution agreements in the countries where it does not have any market presence.

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

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 21 granted/allowed and 10 pending patents.

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 45 granted and 1 pending patents (including Sight Science).

Trademarks

VYCOR MEDICAL is a registered trademark and VIEWSITE is a common law trademark.

NovaVision maintains a portfolio of registered trademarks for NOVAVISION, NOVAVISION VRT, VRT VISION RESTORATION THERAPY and NEUROEYECOACH, amongst others, along with relevant logos, both in the US and internationally.

Employees

We currently have 12 employees.

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Revenue and Gross Margin:

	Three months ended
	June 30,
	2017	2016	% Change
Revenue:
Vycor Medical	$252,324	$333,085	-24%
NovaVision	$55,360	$46,321	20%
	$307,684	$379,406	-19%
Gross Profit
Vycor Medical	$218,257	$288,812	-24%
NovaVision	$49,982	$42,508	18%
	$268,239	$331,320	-19%

Vycor Medical recorded revenue of $252,324 from the sale of its products for the three months ended June 30, 2017, a decrease of $80,761, or 24%, over the same period in 2016. Most of this decrease was accounted for by reduced international sales. International sales tend to be irregular as international distributors follow a pattern of placing large stocking orders. In addition, Vycor has been in the process, during 2017, of modifying its existing VBAS product suite to make it easier to integrate with Imaging Guided Systems. The Company experienced manufacturing delays in connection with this re-engineering during the first half of 2017 and as a result has been unable to fulfil shipments of certain models, particularly for some large international orders. These delays have now been resolved and product will start to flow through during the third quarter. Gross margin of 86% was recorded for the three months ended June 30, 2017 compared to 87% for the same period in 2016.

NovaVision recorded revenues of $55,360 for the three months ended June 30, 2017, an increase of 20% over the same period in 2016, and gross margin of 90%, compared to 92% for the same period in 2016. New patient starts were up 61% compared to the same period in 2016.

Research and Development Expense:

Research and development (“R&D”) expenses were $0 for the three months ended June 30, 2017 and 2016.

General and Administrative Expenses:

General and administrative expenses decreased by $3,647 to $552,865 for the three months ended June 30, 2017 from $556,512 for the same period in 2016. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2017 was $136,821, an increase of $43,634 over $93,187 in 2016. Also included within General and Administrative Expenses are Sales Commissions, which increased by $6,383 to $48,057. The remaining General and Administrative expenses decreased by $53,664 from $421,651 to $367,987.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Legal, professional and other consulting	28,429	-
Board, financial and scientific advisory	7,959	71,134
Commissions	6,383
Sales, marketing and travel	(5,024)	-
Investor relations and road show costs	(19,550)	(27,500)
Other (travel/regulatory/premises)	(20,810)	-
Payroll	(44,668)	-
Total change	(47,281)	43,634

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended June 30, 2017 and 2016 was $0 and $1,247, respectively. Other Interest expense for 2016 decreased by $3,397 to $8,809 from $12,206 for 2016.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Revenue and Gross Margin:

	Six months ended
	June 30,
	2016	2015	% Change
Revenue:
Vycor Medical	$622,210	$682,006	-9%
NovaVision	$113,873	$97,486	17%
	$736,083	$779,492	-6%
Gross Profit
Vycor Medical	$546,853	$575,420	-5%
NovaVision	$101,809	$88,747	15%
	$648,662	$664,167	-2%

Vycor Medical recorded revenue of $622,210 from the sale of its products for the six months ended June 30, 2017, a decrease of $59,796, or 9%, over the same period in 2016. Sales grew by 11% in the US in 2017 compared to 2016, offset by reduced international sales. International sales tend to be irregular as international distributors follow a pattern of placing large stocking orders. In addition, Vycor has been in the process, during 2017, of modifying its existing VBAS product suite to make it easier to integrate with Imaging Guided Systems. The Company experienced manufacturing delays in connection with this re-engineering during the first half of 2017 and as a result has been unable to fulfil shipments of certain models, particularly for some large international orders. These delays have now been resolved and product will start to flow through during the third quarter. Gross margin of 88% was recorded for the three months ended June 30, 2017 compared to 84% for the same period in 2016.

NovaVision recorded revenues of $113,873 for the six months ended June 30, 2017, an increase of 17% over the same period in 2016, and gross margin of 89%, compared to 91% for the same period in 2016. New patient starts were up 55% compared to the same period in 2016.

Research and Development Expense:

Research and development (“R&D”) expenses were $0 for the six months ended June 30, 2017 and 2016.

General and Administrative Expenses:

General and administrative expenses decreased by $177,211 to $1,163,635 for the six months ended June 30, 2017 from $1,340,846 for the same period in 2016. Included within General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2017 was $280,368 a decrease of $67,582 over $347,950 in 2016. Also included within General and Administrative Expenses are Sales Commissions, which increased by $24,878 to $118,986. The remaining General and Administrative expenses decreased by $134,507 from $898,788 to $764,281.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	24,878	-
Other (travel/regulatory/premises)	8,830	-
Board, financial and scientific advisory	4,263	(36,795)
Sales, marketing and travel	(3,789)	-
Legal, professional and other consulting	(8,758)	-
Investor relations and road show costs	(49,438)	(27,500)
Payroll	(85,615)	(3,287)
Total change	(109,629)	(67,582)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the six months ended June 30, 2017 was $679 compared to $1,247 for 2016. Other Interest expense for 2016 decreased by $3,335 to $20,853 from $24,188 for 2016.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016	$ Change
Cash	$518,755	$56,859	$461,896
Accounts receivable, inventory and other current assets	$377,321	$480,230	$(102,909)
Total current liabilities	$(969,394)	$1,511,688	$(2,481,082)
Working capital	$(73,318)	$(1,031,458)	$958,140
Cash provided by financing activities	$804,472	$145,525	$658,947

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the six months ended June 30, 2017 and 2016, with a commentary of changes during the periods and known or anticipated future changes:

	June 30, 2017	June 30, 2016	$ Change
Net loss	$(673,509)	$(832,923)	$159,414

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$146,332	$134,322	$12,010
Share based compensation	$197,868	$347,950	$(150,082)
Accrued share based compensation	$82,500	-	$82,500
Loss on foreign exchange	$1,634	$1,214	$420
Other	$2,544	$2,544	$0
	$430,878	$486,030	$(55,152)

Net loss adjusted for non-cash items	$(242,631)	$(346,893)	$104,262
Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	$(101,601)	$(177,187)	$75,586
Inventory	$26,507	$50,299	$(23,792)
Prepaid expenses, change in security deposit and net insurance financing repayments	$5,990	$26,243	$(20,253)
Accrued interest (not paid in cash)	$24,483	$25,181	$(698)
	$(44,621)	$(75,464)	$30,843

Cash used in operating activities, adjusted for net insurance repayments	$(287,252)	$(422,357)	$135,105

The adjustments to reconcile net loss to cash of $430,878 in the period have no impact on Liquidity. The reduction in net loss (as adjusted for non-cash items) by $104,262 to $242,631 was primarily a result of lower levels of operating expenses during the period. The net change in accounts receivable, accounts payable and accrued liabilities includes the payment during the first quarter of $69,314 of accounts payable deferred at the end of December 2016. During the period the Company purchased VBAS inventory for $10,306. Vycor is in the process of modifying the VBAS product suite to make it easier to integrate with IGS and as a result will be purchasing new inventory throughout 2017.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2017 was $88,012, which primarily reflected expenditure on modifying the VBAS product suite to make it easier to integrate with IGS, as well as expenditure to make NovaVision Sight Science’s Neuro-Eye Therapy Internet-deliverable. The VBAS expenditure will continue over the next two quarters, although at a lower level.

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

Liquidity and Plan of Operations

The balance of cash at June 30, 2017 is $518,755. Management has evaluated the effects of the Private Placement described above on the Company’s financial condition, as well as the continued revenue growth coupled with improved margins and control of expenses. Management is of the opinion that any potential going concern uncertainty that previously existed has been remediated, and that its existing cash and cash equivalents following the Private Placement, together with the continued reduction in losses as a result of initiatives outlined below, will be sufficient to meet its anticipated cash requirements through at least August 31, 2018.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At June 30, 2017 and December 31, 2016 patient deposits amounted to $37,636 and $33,351, respectively, and are included in Accrued Liabilities

Fixed assets

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended June 30, 2017 and 2016 was $2,544, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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

 PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 11, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance Type	Security	Shares
Fountainhead Management Fees	Common	2,215,715
Advisory Board Fees	Common	76,663
Outsider Consultants	Common	9,921
Private Placement Offering Fountainhead	Common	2,275,901
Private Placement Offering Others	Common	3,794,178

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2017.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)
Date	August 11, 2017

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)
Date	August 11, 2017

