Form 10-Q
period 2017-09-30
VYCOR MEDICAL INC
filed 2017-11-13
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2017

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

There were 19,816,505 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 6, 2017.

Transitional Small Business Disclosure Format (check one): Yes[  ] No [X]

PART 1

ITEM 1.	FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$315,017	$56,859
Trade accounts receivable, net	238,129	148,784
Inventory	212,206	204,071
Prepaid expenses and other current assets	87,604	127,375
Total Current Assets	852,956	537,089
Fixed assets, net	502,470	401,051
Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	112,822	238,571
Website, net of accumulated amortization	11,531	14,958
Security deposits	9,169	42,424
Total Intangible and Other assets	384,679	547,110
TOTAL ASSETS	$1,740,105	$1,485,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$174,155	$249,949
Accrued interest: Other	172,667	136,765
Accrued interest: Related party	12,840	12,161
Accrued liabilities: Other	195,532	116,957
Accrued liabilities: Related Party	436,870	330,000
Monies in Escrow Related Party – Offering	-	101,000
Notes payable: Related Party	-	248,000
Notes payable: Other	336,145	316,856
Total Current Liabilities	1,328,209	1,511,688
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,306 issued and outstanding as at September 30, 2017 and December 31, 2016 respectively	27	27
Common Stock, $0.0001 par value, 25,000,000 shares authorized at September 30, 2017 and December 31, 2016, 19,841,523 and 11,439,357 shares issued and 19,738,189 and 11,336,023 outstanding at September 30, 2017 and December 31, 2016 respectively	1,984	1,144
Additional Paid-in Capital	26,876,310	25,007,850
Treasury Stock (103,334 shares of Common Stock as at September 30, 2017 and December 31, 2016 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(26,590,824)	(25,164,545)
Accumulated Other Comprehensive Income	125,432	130,119
Total Stockholders’ Equity (Deficit)	411,896	(26,438)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,740,105	$1,485,250

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Revenue	$379,073	$325,777	$1,115,155	$1,105,269
Cost of Revenues Sold	55,332	37,516	142,753	152,843
Gross Profit	323,741	288,261	972,402	952,426

Operating expenses:
Research and development	-	4,153	-	4,153
Depreciation and Amortization	72,734	63,797	211,369	193,391
General and administrative	546,615	535,535	1,710,244	1,876,382
Total Operating expenses	619,349	603,485	1,921,613	2,073,926
Operating loss	(295,608)	(315,224)	(949,211)	(1,121,500)

Other income (expense)
Interest expense: Other	(11,360)	(12,348)	(32,217)	(36,535)
Interest expense: Related Party	-	(4,663)	(679)	(5,910)
Warrant issuance expense	(120,788)	-	(120,788)	-
Gain (loss) on foreign currency exchange	(646)	337	986	(877)
Total Other Income (expense)	(132,794)	(16,674)	(152,698)	(43,322)

Loss Before Credit for Income Taxes	(428,402)	(331,898)	(1,101,909)	(1,164,822)
Credit for income taxes	-	-	-	-
Net Loss	(428,402)	(331,898)	(1,101,909)	(1,164,822)
Preferred stock dividends	(162,185)	(91,409)	(324,370)	(179,727)
Net Loss available to common shareholders	(590,587)	(423,307)	(1,426,279)	(1,344,549)
Comprehensive Loss
Net Loss	(428,402)	(331,898)	(1,101,909)	(1,164,822)
Foreign Currency Translation Adjustment	1,728	1,504	4,687	4,426
Comprehensive Loss	(426,674)	(330,394)	(1,097,222)	(1,160,396)

Net Loss Per Share
Basic and diluted	($0.03)	($0.04)	($0.08)	($0.12)

Weighted Average Number of Shares Outstanding – Basic and Diluted	19,715,156	11,094,763	17,895,269	11,012,689

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	($1,101,909)	($1,164,822)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	129,176	70,042
Depreciation of fixed assets	93,467	130,646
Inventory provision	2,544	7,631
Share based compensation	309,805	422,671
Warrant issuance expense	120,788	-
Loss on foreign exchange	988	877

Changes in assets and liabilities:
Accounts receivable	(89,348)	(10,509)
Inventory	(10,678)	61,796
Prepaid expenses	91,337	91,269
Accrued interest related party	680	5,910
Accrued interest other	35,902	36,032
Accounts payable	(75,794)	(54,580)
Accrued liabilities Other	(3,925)	10,756
Accrued liabilities Related Party	112,500	-
Security Deposit	33,255	6,607
Cash used in operating activities	(351,212)	(385,674)
Cash flows from investing activities:
Purchase of fixed assets	(160,324)	(28,264)
Cash used in investing activities	(160,324)	(28,264)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	842,207	-
Net proceeds from issuance of Notes Payable - Related Party	-	248,000
Repayment of Notes Payable - Other	(65,038)	(64,466)
Cash provided by (used in) financing activities	777,169	183,534
Effect of exchange rate changes on cash	(7,475)	(2,897)
Net increase (decrease) in cash	258,158	(233,301)
Cash at beginning of period	56,859	347,477
Cash at end of period	315,017	114,176

Supplemental Disclosures of Cash Flow information:
Non-Cash Transactions:
Preferred stock dividends satisfied in new preferred stock	$0	$179,727

See Accompanying Notes to Financial Statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

The consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Certain amounts on prior period financial statements have been reclassified to conform with current year presentation.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	September 30, 2017	December 31, 2016
Stock options outstanding	725,557	705,557
Warrants to purchase common stock	7,001,388	6,007,048
Debentures convertible into common stock	262,593	242,647
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	447,689	176,479
Total	9,709,279	8,403,783

3.	NOTES PAYABLE

Related Party Notes Payable

As of September 30, 2017 and December 31, 2016 Related Party Notes Payable consists of:

	September 30, 2017	December 31, 2016
The Company issued promissory notes to Fountainhead Capital Management Limited for $248,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The notes were converted into 1,180,953,shares of common stock and 1,180,953 warrants in connection with the Private Placement in January 2017.	-	$248,000

Total Related Party Notes Payable	-	$248,000

Other Notes Payable

As of September 30, 2017 and December 31, 2016, Other Notes Payable consists of:

	September 30, 2017	December 31, 2016
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011. In connection with the loan the Company also issued EuroAmerican warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.50 per share for a period of three (3) years. On June 25, 2011 the due date for this note was extended to September 25, 2011 and the Holder was granted the right to convert all or any amount of the principal face amount of the debenture then outstanding and accrued interest into shares of common stock of the Company an adjusted conversion price of $1.80 per share, subject to adjustment and does not require bifurcation. The due date for this note has been extended to December 31, 2017	$300,000	$300,000
Insurance policy finance agreements. During the period ended September 30, 2017 the Company made payments of $65,038. The notes are due over the next twelve months.	36,145	16,856
Total Notes Payable:	$336,145	$316,856

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

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro-stimulation therapies and diagnostic devices for the treatment and screening of vision field loss and which includes Sight Science. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Vycor Medical	$326,843	$279,815	$949,053	$961,821
NovaVision	$52,230	$45,962	$166,102	$143,448
	$379,073	$325,777	$1,115,155	$1,105,269
Gross Profit
Vycor Medical	$277,324	$245,412	$824,176	$820,830
NovaVision	$46,417	$42,849	$148,226	$131,596
	$323,741	$288,261	$972,402	$952,426

	September 30, 2017	December 31, 2016
Total Assets:
Vycor Medical	$1,218,151	$805,716
NovaVision	521,954	679,534
Total Assets	$1,740,105	$1,485,250

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
United States	$352,109	$303,400	$1,033,087	$1,031,876
Europe	$26,964	$22,377	$82,068	$73,393
	$379,073	$325,777	$1,115,155	$1,105,269
Gross Profit
United States	$300,687	$266,335	$899,298	$882,889
Europe	$23,054	$21,926	$73,104	$69,537
	$323,741	$288,261	$972,402	$952,426

	September 30, 2017	December 31, 2016
Total Assets:
United States	$1,535,431	$1,258,624
Europe	204,674	226,626
Total Assets	$1,740,105	$1,485,250

5.	EQUITY

Common Stock and Stock Grants

From January to September 2017, the Company granted 271,210 shares of Common Stock (valued at $63,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until January 15th of the year following termination of their services as a director. As of September 30, 2017 these shares have yet to be issued.

From January to September 2017, the Company issued 106,451 shares of Common Stock (valued at $25,314) to members of the NovaVision, Inc. Scientific Advisory Board as compensation for their services.

From January to September 2017, the Company issued 644,286 shares of Common Stock (valued at $135,300) to Fountainhead under the terms of a Consulting Agreement and 1,571,429 shares of Common Stock (valued at $330,000) to Fountainhead following the achievement of certain enumerated milestones.

From January to September 2017, the Company issued 9,921 shares of Common Stock (valued at $2,084) to Techmed, Inc. in accordance with the terms of a consulting agreement.

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

Warrants and Options

In August 2014, Fountainhead, Peter Zachariou (“the Related Party Noteholders”) and Craig Kirsch (collectively, the “Noteholders”) agreed, pursuant to a Securities Exchange Agreement (“Exchange Agreement”), to exchange their outstanding debt from the Company into shares of Company Series D Convertible Preferred Stock. Pursuant to the Exchange Agreement, on August 5, 2017 (the 3rd anniversary of the exchange) the Noteholders were issued warrants exercisable into 628,619 shares of Common Stock, at a price of $0.30 per share, of which the Related Party Noteholders were issued warrants exercisable into 599,651 shares of Common Stock. The warrants expire on August 4, 2020 and were valued at $120,788 (of which $115,222 related to the Related Party Noteholders) and included in Other Income/Expense, Warrant Issuance Expense for the three months ending September 30, 2017.

The details of the outstanding warrants and options are as follows:

		Weighted average
STOCK WARRANTS:	Number of shares	exercise price per share
Outstanding at December 31, 2015	6,007,048	$2.57
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2016	6,007,048	$2.57
Granted	6,901,388	$0.27
Exercised	-	-
Cancelled or expired	(5,907,048)	$1.88
Outstanding at September 30, 2017	7,001,388	$0.52

		Weighted average
STOCK OPTIONS:	Number of shares	exercise price per share
Outstanding at December 31, 2015	25,557	$20.25
Granted	680,000	$0.79
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2016	705,557	$20.25
Granted	20,000	$0.27
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2017	725,557	$0.95

As of September 30, 2017, the weighted-average remaining contractual life of outstanding warrants and options is 2.36 and 1.47 years, respectively.

6.	SHARE-BASED COMPENSATION

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

For the nine months ended September 30, 2017 and 2016, the Company recognized share-based compensation of $1,609 and $198,200, respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of September 30, 2017 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to non-employees for the nine months ended September 30, 2017 and 2016 was $420,696 and $224,471, respectively, of which $245,197 and $167,471, respectively, related to stock issued during the periods. The expense related to stock not issued during the periods comprise: $63,000 and $57,000, respectively, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan; and $112,500 and $0, respectively of fee4s payable in stock to Fountainhead that were accrued but not issued during the period.

During the nine months ended September 30, 2017 warrants with a value of $86,754 were granted with performance vesting conditions; the value of these options will not be recognized as share-based compensation unless or until the Company concludes that it is probably the performance conditions will be achieved.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rates	1.50 - 1.72%	0.91%
Expected life	1.5 – 4.0 years	1.5 years
Expected dividends	0%	0%
Expected volatility	102% - 104%	95%
Vycor Common Stock fair value	$0.20	$0.71

7.	COMMITMENTS AND CONTINGENCIES

Lease

The Company leased office space located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of $15,439 plus sales tax per month. The term of the lease was 5 years and 6 months and terminated July 30, 2017. Effective August 1, 2017 the Company leased office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020. The Company’s subsidiary in Germany occupies premises on a short-term lease agreement. Aggregate rent expense for the nine months ended September 30, 2017 and 2016 was $134,229 and $159,176 respectively.

Potential German tax liability

In June 2012 the Company’s German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $85,000). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account. To the extent that this assessment (either a higher or a reduced amount) is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability in the nine months ended September 30, 2017 and the year ended December 31, 2016 respectively, other than recording the monthly payments as an expense.

Potential Patent Infringement

The Company was made aware in 2012 that a competitor in China had been granted a patent for related technology, and appeared to be entering the market with products that infringe the Company’s own issued patent in China. Following investigation, the Company initiated an invalidation of the competitor’s patent; in March 2014 the Patent Re-examination Board issued an Examination Decision invalidating all the claims of the competitor’s patent. The competitor appealed the decision, but the Patent Review Board denied the appeal and affirmed the Examination Decision, and the time for appeal has now passed. The Company has been made aware that an additional two or more Chinese companies are marketing the products that appear to infringe the Company’s Chinese patent, and is investigating this information to determine whether infringing products are being sold and the extent of such sales. As a general rule the Company intends to take all necessary action to protect its patent portfolio to address any material violation thereof, and the success of the above case confirms to competitors the priority of the Company’s Chinese patent. As with all patent infringement actions, there is some risk that the accused infringer will not be found to infringe the claims, and an additional risk that the accused infringer will successfully challenge the validity of the asserted claims.

8.	CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the nine months ended September 30, 2017:

During the period ended September 30, 2017, following the achievement of certain milestones established in the March 2016 Compensation Plan, the Company accrued deferred compensation of $82,500. This together with the balance of the deferred compensation accrued during the year ended December 31, 2016, was paid to Fountainhead by the issuance of 1,571,429 shares of Common Stock (valued at $330,000) during the period ended September 30, 2017.

In March 2017 and effective April 1, 2017, as part of a streamlining of compensation arrangements with executive management, the Company established the March 2017 Compensation Plan. Under this Plan, the Company amended the Fountainhead Consulting Agreement (“the Amendment”) to increase the annual fees payable to Fountainhead by $330,000 to a total of $37,500 per month. Concurrently, annual compensation payable to executive management under the March 2016 Compensation Plan was reduced by $330,000 to $0. These changes had no financial impact on the Company. The other terms of the Consulting Agreement remained the same, including the ability of Fountainhead at its option to receive $5,000 per month in cash and the remainder payable in Company Common Stock issued at the recent Private Placement price ($0.21) and deliverable at the end of each fiscal quarter. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of its fees in cash subject to certain future liquidity events and Board approval. Under the Amendment, Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at the same $0.27 exercise price as that of the warrants issued in the Private Placement. Vesting of these options is subject to the achievement of certain milestones by March 31, 2018. These options are consistent with the options granted to executive management under the March 2016 Compensation Plan.

During the nine months ended September 30, 2017, under the terms of this amended Consulting Agreement, Fountainhead received total fees of $255,000, of which $135,300 was paid through the issuance of 644,286 shares of Company Common Stock, $7,200 was paid in cash and $112,500 was accrued but not yet paid.

9.	RELATED PARTY TRANSACTIONS

Peter Zachariou, and David Cantor, directors of the Company, are investment managers of Fountainhead which is a related party due to the size of its shareholding. Adrian Liddell, Chairman is a consultant for Fountainhead.

During the period ended September 30, 2017, following the achievement of certain milestones established in the March 2016 Compensation Plan, the Company accrued deferred compensation of $82,500. This together with the balance of the deferred compensation accrued during the year ended December 31, 2016, was paid to Fountainhead through the issuance 1,571,429 shares of Common Stock (valued at $330,000) during the period ended September 30, 2017.

During the nine months ended September 30, 2017, under the terms of this amended Consulting Agreement referred to in Note 8, Fountainhead received total fees of $255,000, of which $135,300 was paid through the issuance of 644,286 shares of Company Common Stock, $7,200 was paid in cash and $112,500 was accrued but not yet paid.

On January 11, and February 23, 2017 the Company completed the sale of $1,274,717 in shares of Common Stock and Warrants to accredited investors (the “Private Placement”). Fountainhead purchased a total of $477,939 of shares in the Private Placement of which approximately $248,000 represented amounts that Fountainhead had already advanced to the Company and was held by the Company in the form of notes. As a result, Fountainhead was issued 2,275,901 shares of Common Stock and three-year Warrants to purchase 2,275,901 shares of Common Stock at an exercise price of $0.27.

During the three months ended September 30, 2017 $112,500 of fees payable in stock were accrued; however these shares were not issued.

In August 2014, Fountainhead and Peter Zachariou (collectively, the “Related Party Noteholders”) agreed, pursuant to a Securities Exchange Agreement (“Exchange Agreement”), to exchange their outstanding debt from the Company into shares of Company Series D Convertible Preferred Stock. Pursuant to the Exchange Agreement, on August 5, 2017 (the 3rd anniversary of the exchange) the Related Party Noteholders were issued warrants exercisable into 599,651 shares of Common Stock, at a price of $0.30 per share. The warrants expire on August 2, 2020 and were valued at $115,222.

10.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Quarterly Report:

None

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

 2. Provision of more Clinical and Scientific Data supporting the products superiority over the current standard-of-care blade retractors and to demonstrate VBAS’ potential for cost savings. Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption, and in turn revenues, further and faster by demonstrating VBAS’ superiority as a minimally invasive access system that helps VBAS move further up the hospital cost/benefit curve. To date the Company has already had 11 Peer Reviewed studies and 6 other clinical papers published or presented.

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

Vycor is modifying its existing VBAS product suite to make it easier to integrate with Image Guidance Systems (IGS) by re-engineering its VBAS product range so that the entire range of 12 devices, excluding the VBASmini, will be able to more easily accommodate pointers from the leading IGS system providers, the first phase of this was completed in September 2017. Increasingly, all major neuro centers have image guidance systems, and where this is in place management believes over 90% of surgeries are carried out using IGS and management strongly believes that the existing VBAS rigid structure lends itself well to being incorporated into this increasing trend.

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

NovaVision has four routes-to-market aimed at patients and professionals, comprising: direct-to-patient; rehabilitation centers and clinics; stroke associations and support groups; and physicians. Given the company’s resources NovaVision is initially focused on direct-to-patient, with a website lead-driven inbound and outbound marketing strategy targeted at prospective patients and relatives.

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

Employees

We currently have 12 employees.

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Revenue and Gross Margin:

	Three months ended
	September 30,
	2017	2016	% Change
Revenue:
Vycor Medical	$326,843	$279,815	17%
NovaVision	$52,230	$45,962	14%
	$379,073	$325,777	16%
Gross Profit
Vycor Medical	$277,324	$245,412	13%
NovaVision	$46,417	$42,849	8%
	$323,741	$288,261	12%

Vycor Medical recorded revenue of $326,843 from the sale of its products for the three months ended September 30, 2017, an increase of $47,028, or 17%, over the same period in 2016. Vycor has been in the process, during 2017, of modifying its existing VBAS product suite to make it easier to integrate with Imaging Guided Systems. The Company experienced manufacturing delays in connection with this re-engineering during the first half of 2017 and as a result was unable to fulfil shipments of certain models, particularly for some large international orders. These delays were resolved and back orders were filled during the third quarter. Gross margin of 85% was recorded for the three months ended September 30, 2017 compared to 88% for the same period in 2016.

NovaVision recorded revenues of $52,230 for the three months ended September 30, 2017, an increase of 14% over the same period in 2016, and gross margin of 89%, compared to 93% for the same period in 2016.

Research and Development Expense:

Research and development (“R&D”) expenses were $0 for the three months ended September 30, 2017 and $4,153 for the three months ended September 30, 2016.

General and Administrative Expenses:

General and administrative expenses increased by $11,080 to $546,615 for the three months ended September 30, 2017 from $535,535 for the same period in 2016. Included within General and Administrative Expenses are non-cash charges for share based compensation from the amortization of employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended September 30, 2017 was $141,937, an increase of $67,216 over $74,721 in 2016. Also included within General and Administrative Expenses are Sales Commissions, which decreased by $4,796 to $43,712. The remaining General and Administrative expenses decreased by $51,340 from $412,306 to $360,966.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Legal, professional and other consulting	14,351	-
Board, financial and scientific advisory	6,091	80,416
Sales, marketing and travel	5,201	-
Commissions	(4,796)
Other (travel/regulatory/premises)	(21,337)	-
Investor relations and road show costs	(21,411)	(13,200)
Payroll	(34,235)	-
Total change	(56,136)	67,216

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2017 and 2016 was $0 and $4,663, respectively. Other Interest expense for 2016 decreased by $988 to $11,360 from $12,348 for 2016.

Comparison of the Nine months Ended September 30, 2017 to the Nine months Ended September 30, 2016

Revenue and Gross Margin:

	Nine months ended
	September 30,
	2017	2016	% Change
Revenue:
Vycor Medical	$949,053	$961,821	-1%
NovaVision	$166,102	$143,448	16%
	$1,115,155	$1,105,269	1%
Gross Profit
Vycor Medical	$824,176	$820,830	0%
NovaVision	$148,226	$131,596	13%
	$972,402	$952,426	2%

Vycor Medical recorded revenue of $949,053 from the sale of its products for the nine months ended September 30, 2017, a decrease of $12,786, or 1%, over the same period in 2016. Sales grew by 6% in the US in 2017 compared to 2016, offset by reduced international sales. International sales tend to be irregular as international distributors follow a pattern of placing large stocking orders. In addition, Vycor has been in the process, during 2017, of modifying its existing VBAS product suite to make it easier to integrate with Imaging Guided Systems. The Company experienced manufacturing delays in connection with this re-engineering during the first half of 2017 and as a result was unable to fulfil shipments of certain models, particularly for some large international orders. These delays were resolved and back orders were filled during the third quarter. Gross margin of 87% was recorded for the three months ended September 30, 2017 compared to 85% for the same period in 2016.

NovaVision recorded revenues of $166,102 for the nine months ended September 30, 2017, an increase of 16% over the same period in 2016, and gross margin of 89%, compared to 92% for the same period in 2016.

Research and Development Expense:

Research and development (“R&D”) expenses were $0 for the nine months ended September 30, 2017 and $4,153 for the nine months ended September 30, 2016.

General and Administrative Expenses:

General and administrative expenses decreased by $166,138 to $1,710,244 for the nine months ended September 30, 2017 from $1,876,382 for the same period in 2016. Included within General and Administrative Expenses are non-cash charges for share based compensation from the amortization of employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2017 was $422,305, an increase of $366 over $422,671 in 2016. Also included within General and Administrative Expenses are Sales Commissions, which increased by $20,085 to $162,699. The remaining General and Administrative expenses decreased by $185,857 from $1,311,097 to $1,125,240.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	20,085	-
Board, financial and scientific advisory	10,352	43,622
Sales, marketing and travel	2,676	-
Other (travel/regulatory/premises)	(13,782)	-
Legal, professional and other consulting	(14,406)	-
Investor relations and road show costs	(50,849)	(40,700)
Payroll	(119,848)	(3,288)
Total change	(165,772)	(366)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2017 was $679 compared to $5,910 for 2016. Other Interest expense for 2016 decreased by $4,318 to $32,217 from $36,535 for 2016.

 Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016	$ Change
Cash	$315,017	$56,859	$258,158
Accounts receivable, inventory and other current assets	$537,939	$480,230	$57,709
Total current liabilities	$1,328,209	$1,511,688	($183,479)
Working capital	($475,253)	($1,031,458)	$556,205
Cash provided by financing activities	$777,169	$183,534	$593,635

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the nine months ended September 30, 2017 and 2016, with a commentary of changes during the periods and known or anticipated future changes:

	September 30, 2017	September 30, 2016	$ Change
Net loss	($1,101,909)	($1,164,822)	$62,913

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$222,643	$200,688	$21,955
Share based compensation	$309,805	$422,671	($112,866)
Warrant issuance expense	$120,788	-	$120,788
Accrued share based compensation	$112,500	-	$112,500
Loss on foreign exchange	$988	$877	$111
Other	$2,544	$7,631	($5,087)
	$769,268	$631,867	$137,401

Net loss adjusted for non-cash items	($332,641)	($532,955)	$200,314
Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	($169,067)	($54,333)	($114,734)
Inventory	($10,678)	$61,796	($72,474)
Prepaid expenses, change in security deposit and net insurance financing repayments	$59,554	$33,410	$26,144
Accrued interest (not paid in cash)	$36,582	$41,942	($5,360)
	($83,609)	$82,815	($166,424)

Cash used in operating activities, adjusted for net insurance repayments	($416,250)	($450,140)	$33,890

The adjustments to reconcile net loss to cash used of $769,268 in the period have no impact on Liquidity. The reduction in net loss (as adjusted for non-cash items) by $200,314 to $332,641 was primarily due to a reduction of $170,925 in cash operating expenses during the period. The net change in accounts receivable, accounts payable and accrued liabilities is primarily the result of: the payment during the first quarter of $69,314 of accounts payable deferred at the end of December 2016; and an increase in accounts receivable of $89,381 due in particular to a large customer order placed prior to the quarter end. During the period the Company purchased VBAS inventory for $85,748. Vycor is in the process of modifying the VBAS product suite to make it easier to integrate with IGS and as a result will be purchasing additional new inventory in the fourth quarter of approximately $35,000.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2017 was $160,324, of which $146,793 reflected expenditure on modifying the VBAS product suite to make it easier to integrate with IGS; there will be additional mold expenditure of approximately $20,000 in the fourth quarter.

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

Liquidity and Plan of Operations

The balance of cash at September 30, 2017 is $315,017. Management has evaluated the effects of the Private Placement described above on the Company’s financial condition, as well as the continued revenue growth coupled with improved margins and control of expenses. Management is of the opinion that any potential going concern uncertainty that previously existed has been remediated, and that its existing cash and cash equivalents following the Private Placement, together with the continued reduction in losses as a result of initiatives outlined below and short-term funding from Fountainhead, will be sufficient to meet its anticipated cash requirements through at least November 30, 2018.

As described earlier in this ITEM 2 “Our Growth Strategy”, the Company is executing on a plan to achieve a growth in revenues for both the Vycor Medical and NovaVision divisions, and thereby further reduce its cash operating usage. For Vycor Medical this includes in particular: increasing penetration in the US market through targeted marketing; increased international market growth; and new product development centered around the modification of its VBAS product range to make it easier to integrate with IGS systems, the first phase of which was completed in September 2017. For NovaVision, after a prolonged and now complete period of re-development, the Company is focusing its resources on direct-to-patient marketing through a website lead-driven inbound and outbound marketing strategy. In addition, the Company is now starting to market its NovaVision Center Model to medical professionals, with a broad and flexible range of delivery and licensing options.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At September 30, 2017 and December 31, 2016 patient deposits amounted to $40,073 and $33,351, respectively, and are included in Accrued Liabilities.

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended September 30, 2017 and 2016 was $2,544 and $7,630, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 6, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a list of securities issued for cash or services rendered, during the period from January 1, 2017 through November 6, 2017, which were not registered under the Securities Act:

Issuance Type	Security	Shares
FHC Management Fees and Milestone Award	Common	2,215,715
Advisory Board Fees	Common	106,451
Outsider Consultants	Common	16,235
Private Placement Offering FHC	Common	2,275,901
Private Placement Offering Others	Common	3,794,178
Issued on Exercise of Warrants	Common	72,002

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2017.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)
Date	November 13, 2017

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)
Date	November 13, 2017

