Form 10-K
period 2017-12-31
VYCOR MEDICAL INC
filed 2018-03-30
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-34932

VYCOR MEDICAL, INC.

(Exact name of registrant as specified in charter)

Delaware	20-3369218
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

951 Broken Sound Boulevard, Suite, 320 Boca Raton, FL 33487

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,140,851 (assuming $0.30 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 20,071,988 shares of common stock par value $0.0001 as of March 23, 2018

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 66 issued or allowed patents and a further 13 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

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

We believe VBAS offers several advantages over other brain retractor systems, commonly known as ribbon or blade retractors that are metallic, including having the potential to significantly reduce brain tissue trauma that arises from excessive pressure at the edges of the blade. The design of VBAS can minimize the size of the brain entry access necessary for surgical procedures and is believed to significantly reduce the pressure and hence trauma on the surrounding brain tissue.

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

VRT and NeuroEyeCoach are therefore highly complementary and are provided in an Internet-delivered suite to ensure broad benefits to NovaVision’s patients. NeET is provided on its own in the UK for those just seeking restoration therapy.

NovaVision also has professional models of VRT and NeuroEyeCoach for physicians and a clinic-based model comprising NeuroEyeCoach and VIDIT, a diagnostic program that enables therapists to perform high-resolution visual field tests in less than ten minutes.

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

The Market For the Company’s Products And Therapies

VBAS is used for craniotomy procedures. Based on statistics from the American Association of Neurological Surgeons (AANS), management estimates 700,000 such procedures are performed in the US annually. Of this, management believe approximately 225,000 (32 percent) are addressable by the current VBAS range. Management estimates, for the global market, there exists a current addressable market of approximately 1,100,000 procedures.

The market for NovaVision’s therapies comprises those suffering from vision loss resulting from neurological trauma such as stroke or other brain injury. Based on American Heart Association estimates, there are approximately 8 million Americans who have previously had a stroke incident, with 795,000 additional strokes occurring annually; adjusting for repeat strokes and deaths, there are 481,000 new stroke survivors each year. Additionally, approximately 5.3 million Americans live with the long-term effects of a TBI, with a further 275,000 hospitalizations each year. The most recent scientific research estimates that approximately 28.5% experience some visual impediment and 20.5% of these patients experience a permanent visual field deficit, reducing mobility and other activities of daily living. The target market for VRT and NeET is this subset of patients who have suffered a permanent visual field deficit; NeuroEyeCoach was developed to address up to the 28.5% of patients who experience visual impediments. Management estimates that the addressable target market for its therapies on the basis of these statistics is approximately 2.9 million people in the US and a further 2.8 million people in Europe.

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

2. Provision of more Clinical and Scientific Data supporting the products superiority over the current standard-of-care blade retractors and to demonstrate VBAS’ potential for cost savings. Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption, and in turn revenues, further and faster by demonstrating VBAS’ superiority as a minimally invasive access system that helps VBAS move further up the hospital cost/benefit curve. To date the Company has already had 12 Peer Reviewed studies and 6 other clinical papers published or presented.

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

Vycor is modifying its existing VBAS product suite to make it easier to integrate with Image Guidance Systems (IGS) by re-engineering its VBAS product range so that the entire range of 12 devices, excluding the VBASmini, will be able to more easily accommodate pointers from the leading IGS system providers. The first phase of this was completed in September 2017 and the final phase will be completed during 2018 and then subject to regulatory approval in the US and internationally. Increasingly, all major neuro centers have image guidance systems, and where this is in place management believes over 90% of surgeries are carried out using IGS and management strongly believes that the existing VBAS rigid structure lends itself well to being incorporated into this increasing trend.

NovaVision

While speech, physical, and occupational therapies are the long-standing treatment standards for stroke and brain injury survivors, vision has been largely unaddressed. Increasingly the healthcare community, partly driven by strong lobbying by stroke associations worldwide, are recognizing that vision is not only a significant issue post stroke or brain injury, but that visual field loss can have a significant impact on the success of other rehabilitation modalities and the patient’s quality of life. VRT is the first and only FDA-cleared clinical-supported vision restoration therapy that can physically enhance the visual field after a stroke or brain injury.

NovaVision is now able to provide a clinically supported, cost-effective and scalable visual therapy solutions offering broad benefits to patients suffering from visual impairments following neurological brain damage; and a highly flexible range of products and licensing options for medical professionals.

NovaVisions’s potential customers often tend to have other medical issues associated with their neurological condition making this a hard target universe. Rehabilitation therapies of this type are a time and effort commitment for patients, who therefore need to be in a condition to carry them out and to be motivated to rehabilitate their vision disorder. The market is also very diverse; stroke patients pass through the rehabilitation system in the first weeks after stroke, and unless they are acute patients are then sent home for recovery. At this point they may see physiotherapists, occupational therapists, eye-care professionals and other physicians, as well as stroke support groups. NovaVision’s challenge, has been to continue to drive awareness amongst patients understanding that they are subject to a diverse range of other influencers.

NovaVision taking the aforementioned issue into consideration has chosen to target four routes-to-market aimed at patients and professionals, comprising: direct-to-patient; optometrists and other eye-care professionals, rehabilitation centers and clinics; stroke associations and support groups; and other physicians. NovaVision has initially focused on direct-to-patient, with a website lead-driven inbound and outbound marketing strategy targeted at prospective patients and relatives. Given the company’s resources, size and diversity of the professional market, NovaVision believes the best route to market here is by partnering with entities who already have the capability of delivery to the various professional target markets. NovaVision is identifying and is in dialogue with such qualified entities; the range of alternatives could comprise distribution partnerships, merger, sale and/or restructuring of its activities.

Manufacturing

Vycor Medical uses a sub-contract manufacturer to manufacture, package, label and sterilize its VBAS products. The Company has migrated all its VBAS manufacturing to Life Science Outsourcing, Inc. in Brea, California that is FDA-registered and meets ISO standards and certifications.

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 21 granted/allowed and 12 pending patents.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Beginning on July 20, 2009, our Common Stock was quoted on the OTC Bulletin Board under the symbol “VYCO”.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter for fiscal years 2016 and 2017. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2016-March 31, 2016	$0.94	$0.53
April 1, 2016-June 30, 2016	$0.70	$0.36
July 1, 2016-September 30, 2016	$0.59	$0.26
October 1, 2016-December 31, 2016	$0.45	$0.24
January 1, 2017-March 31, 2017	$0.34	$0.12
April 1, 2017-June 30, 2017	$0.30	$0.12
July 1, 2017-September 30, 2017	$0.35	$0.15
October 1, 2017-December 31, 2017	$0.60	$0.19

The market price of our common stock, like that of other early stage medical device companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 23, 2018 there were 20,071,988 shares of common stock outstanding and approximately 154 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2017 through March 23, 2018 which were not registered under the Securities Act

Common Stock:

Issuance Type	Security	Shares
FHC Management Fees	Common	2,465,715
Advisory Board Fees	Common	106,451
Outside Consultants	Common	21,718
Private Placement Offering FHC	Common	2,275,901
Private Placement Offering Others	Common	3,794,178
Issue of shares pursuant to exercise of warrants	Common	72,002

The securities issued in the above mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Revenue and Gross Margin:

Vycor Medical recorded revenue of $1,178,063 from the sale of its products for the year ended December 31, 2017, a decrease of $82,886 or 7% over 2016. Vycor has been in the process, during 2017, of modifying its existing VBAS product suite to make it easier to integrate with Imaging Guided Systems. The Company experienced manufacturing delays in connection with this re-engineering during the first half of 2017 and as a result was unable to fulfill shipments of certain models, particularly for some large international orders. These delays were resolved and back orders were filled during the third and fourth quarters.

Gross margin of 85% was recorded for the year ended December 31, 2017 compared to 87% in 2016. Following the release of the enhanced VBAS model at the end of September, Vycor took the decision in February 2018, based on surgeon feedback, to accelerate the roll-out of the enhanced model and cease shipment of the previous model. As a result, the Company took a special provision against obsolete inventory of $39,675, in addition to the monthly provision totaling $5,088, for the year ended December 31, 2017. Excluding this provision, gross margin would have been 86% for the year

NovaVision recorded revenues of $206,908 for the year ended December 31, 2017, an increase of $15,143 from 2016, and gross margin of 89%, compared to 91% for 2016.

Research and Development Expense:

Research and development expenses were $3,015 in 2017 compared to $4,739 for 2016. Capitalized software development costs in NovaVision for the year ended December 31, 2017 and 2016 were $2,745 and $12,679, respectively.

General and Administrative Expenses:

General and administrative expenses decreased by $405,117 to $2,191,969 in 2017 from $2,597,086 in 2016. Included within General and Administrative Expenses are non-cash charges for share-based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for 2017 was $559,972, a decrease of $169,637 from $729,609 in 2016, primarily as a result of the changed compensation structure for management and Fountainhead. Also included within General and Administrative Expenses are Sales Commissions, which increased by $892 to $196,332. The remaining General and Administrative expenses decreased by $235,480 from $1,672,038 to $1,436,558. An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Payroll	(122,653)	(3,288)
Other (travel/regulatory/premises)	(54,454)	-
Investor relations and road show costs	(50,437)	(40,700)
Legal, professional and other consulting	(28,446)	-
Commission expense	892	-
Sales, marketing and travel	8,059	-
Board, financial and scientific advisory	11,559	(125,649)
Total change	(235,480)	(169,637)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2017 decreased following the conversion of Related Party debt into the Offering in January 2017. Other Interest expense for 2017 decreased by $362 to $48,523 from $48,885 for 2016.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016	$ Change
Cash	$206,213	$56,859	$149,354
Accounts receivable, inventory and other current assets	$402,295	$480,230	$(77,935)
Total current liabilities	$(1,368,015)	$(1,511,688)	$143,673
Working capital	$(759,507)	$(974,599)	$215,092
Cash provided by financing activities	$863,851	$266,710	$597,141

Private Placement.

On January 11, and February 23, 2017 (the “Closings”) the Company completed the sale of $1,274,717 in shares of Common Stock and Warrants to accredited investors. Included in these gross proceeds is the conversion of $248,000 of debt on the balance sheet at December 31, 2016, so that proceeds net of debt conversion were $1,026,717. The Closings raised net cash proceeds, after debt conversion and expenses, of $943,873, of which $842,873 was received during 2017.

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principal components of cash used in operating activities during the year ended December 31, 2017 and 2016, with a commentary of changes during the periods and known or anticipated changes:

	December 31, 2017	December 31, 2016	$ Change
Net loss	$(1,477,045)	$(1,652,280)	$175,235

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$289,975	$267,496	$22,479
Share based compensation	$334,972	$482,110	$(147,138)
Accrued share based compensation	$225,000	$247,500	$(22,500)
Warrant issuance expense	$120,788	-	$120,788
Gain or loss on foreign exchange	$(1,477)	$144	$(1,621)
Other	$44,760	$10,174	$34,586
	$1,014,018	$1,007,424	$6,594

Net loss adjusted for non-cash items	$(463,027)	$(644,856)	$181,829
Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	$(108,397)	$(65,664)	$(42,733)
Inventory	$(54,573)	$78,292	$(132,865)
Prepaid expenses and net insurance financing repayments	$18,162	$(13,939)	$32,101
Accrued interest (not paid in cash)	$48,680	$60,293	$(11,613)
Other	$33,254	$6,666	$26,588
	$(62,874)	$65,648	$(128,522)

Cash used in operating activities, adjusted for net insurance repayments	$(525,901)	$(579,208)	$53,307

The adjustments to reconcile net loss to cash used of $1,014,018 in the period have no impact on Liquidity. The reduction in net loss (as adjusted for non-cash items) by $181,829 to $463,027 was primarily due to a reduction in cash operating expenses during the period. The net change in accounts receivable, accounts payable and accrued liabilities is primarily the result of the payment during the first quarter of $69,314 of accounts payable deferred at the end of December 2016, offset by collections of accounts receivable. The Company is in the process of modifying the VBAS product suite to make it easier to integrate with IGS. During the period the Company completed the first phase of this project and as a result purchased VBAS inventory for $85,748 and will be purchasing additional inventory in the first quarter of 2018 of approximately $11,000. The Company anticipates completing the second phase of this project during 2018 and as a result will purchase additional new inventory of approximately $45,000.

Investing Activities. Cash used in investing activities for the year ended December 31, 2017 was $183,258, of which $166,154 reflected expenditure on the first phase of modifying the VBAS product suite to make it easier to integrate with IGS. The Company anticipates expenditure for the second phase of this project during 2018 of approximately $100,000.

Financing Activities. On January 11, and February 23, 2017 the Company completed the sale of $1,274,717 in shares of Common Stock and Warrants to accredited investors (the “Private Placement”). Included in these gross proceeds is the conversion of $248,000 of debt on the balance sheet at December 31, 2016, so that proceeds net of debt conversion were $1,026,717. The Private Placement raised net cash proceeds, after debt conversion and expenses, of $943,873. $101,000 of these proceeds were reflected in the in the balance sheet at December 31, 2016 and so the net increase in liquidity during the period from the Private Placement was $842,873.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The Company has incurred losses since its inception, including a net loss of $1,477,045 and $1,652,280 for the years ending December 31, 2017 and 2016 respectively and has not generated cash flows from operations. As at December 31, 2017 the Company had stockholder’s equity of $81,442, cash of $206,213 and a working capital deficiency of $197,297, excluding related party liabilities,of $562,210. As a result, these conditions raise substantial doubt regarding our ability to continue as a going concern.

As described earlier in this ITEM 2 “Our Growth Strategy”, the Company is executing on a plan to achieve growth in revenues for both the Vycor Medical and NovaVision divisions as well as reduction in costs, thereby further reducing its cash operating usage. For Vycor Medical this includes in particular: increasing penetration in the US market through targeted marketing and a potential new medical education program; increased international market growth; and new product development centered around the modification of its existing VBAS product range to make it more easy to use with the most common IGS systems, the first phase of which was completed in September 2017. For NovaVision, after a prolonged and now complete period of re-development, the Company is focusing its resources on direct-to-patient marketing through a website lead-driven inbound and outbound marketing strategy. Given the company’s resources, and the size and diversity of the professional market, NovaVision believes the best route to the professional market for its products is by partnering with entities who already have established distribution channels and expertise in the various professional target markets. The Company is identifying and is in dialogue with such qualified entities; the range of alternatives for NovaVision could comprise distribution partnerships, merger, sale and/or restructuring of its activities.

However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2019 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, is currently providing working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2017 and 2016 patient deposits amounted to $41,172 and $33,351, respectively, and are included in other current liabilities.

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended December 31, 2017 and 2016 was $44,760 and $10,174, respectively, of which $39,672 is a special provision related to the introduction of the enhanced VBAS discussed above. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vycor Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vycor Medical, Inc (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred a net loss since inception, including a net loss of $1,477,045 and $1,652,280 for the year ended December 31, 2017 and 2016, respectively, and has not generated cash flows from operations.  As of December 31, 2017, the Company had working capital deficiency of $197,297, excluding related party liabilities of $562,210. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

We have served as the Company’s auditor since 2007

Hackensack, New Jersey

March 29, 2018

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$206,213	$56,859
Trade accounts receivable	110,422	148,784
Inventory	213,883	204,071
Prepaid expenses and other current assets	77,990	127,375
Total Current Assets	608,508	537,089

Fixed assets, net	489,170	401,051

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	81,064	238,571
Website, net of accumulated amortization	10,389	14,958
Security deposits	9,169	42,424
Total Intangible and Other assets	351,779	547,110
TOTAL ASSETS	$1,449,457	$1,485,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$141,319	$249,949
Accrued interest: Other	184,765	136,765
Accrued interest: Related party	12,840	12,161
Accrued liabilities - Other	161,328	199,457
Accrued liabilities - Related Party	549,370	247,500
Monies in Escrow Related Party - Offering	-	101,000
Notes payable: Related Party	-	248,000
Notes payable: Other	318,393	316,856
Total Current Liabilities	1,368,015	1,511,688

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,306 and 270,306 issued and outstanding as at December 31, 2017 and December 31, 2016 respectively	$27	$27
Common Stock, $0.0001 par value, 25,000,000 shares authorized at December 31, 2017 and 2016, 19,925,322 and 11,439,357 shares issued and 19,821,988 and 11,336,023 outstanding at December 31, 2017 and 2016 respectively	1,993	1,144
Additional Paid-in Capital	26,921,574	25,007,850
Treasury Stock (103,334 shares of Common Stock as at December 31, 2017 and 2016 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(26,965,960)	(25,164,545)
Accumulated Other Comprehensive Income	124,841	130,119
Total Stockholders’ Equity (Deficiency)	81,442	(26,438)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,449,457	$1,485,250

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Comprehensive Loss

	For the year ended December 31,
	2017	2016

Revenue	$1,384,971	$1,452,714
Cost of Goods Sold	227,134	184,685
Gross Profit	1,157,837	1,268,029

Operating expenses:
Research and development	3,015	4,739
Depreciation and Amortization	275,416	257,582
Selling, general and administrative	2,191,969	2,597,086
Total Operating expenses	2,470,400	2,859,407
Operating loss	(1,312,563)	(1,591,378)

Other income (expense)
Interest expense: Other	(48,522)	(48,885)
Interest expense: Related Party	(680)	(12,161)
Gain (loss) on foreign currency exchange	1,477	144
Other income and expense	4,031	-
Warrant issuance expense	(120,788)	-
Total Other Income (expense)	(164,482)	(60,902)

Loss Before Credit for Income Taxes	(1,477,045)	(1,652,280)
Credit for income taxes	-	-
Net Loss	(1,477,045)	(1,652,280)
Preferred stock dividends	(324,370)	(179,727)
Net Loss available to common stockholders	(1,801,415)	(1,832,007)
Comprehensive Loss
Foreign Currency Translation Adjustment	5,278	1,989
Comprehensive Loss	(1,471,766)	(1,650,291)

Net Loss Per Share
Basic and diluted	$(0.10)	$(0.17)

Weighted Average Number of Shares Outstanding – Basic and Diluted	18,373,355	11,066,217

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Equity (Deficiency)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2015	11,032,560	$1,103	1	$0	252,336	$25	(103,334)	$(1,033)	$24,346,057	$(23,332,538)	$132,108	$1,145,722
Issuance of stock for board and consulting fees	291,393	29	-	-	-	-	-	-	156,847	-	-	156,876
Share-based compensation for consulting service	115,404	12	-	-	-	-	-	-	49,022	-	-	49,034
Deferred compensation for board									78,000			78,000
Share based compensation issued to management/employees			-	-	-	-	-	-	198,200	-	-	198,200
Preferred stock dividends	-	-			17,970	2			179,724	-	-	179,726
Accumulated Comprehensive Loss	-	-	-	-	-	-	-	-	-	-	(1,989)	(1,989)
Net loss for year ended December 31, 2016										(1,832,007)		(1,832,007)

Balance at December 31, 2016	11,439,357	$1,144	1	$0	270,306	$27	(103,334)	$(1,033)	$25,007,850	$(25,164,545)	$130,119	$(26,438)
Issuance of stock for board and consulting fees	2,343,885	235							496,637			496,872
Issuance of warrants related to 2014 Debt Preferred exchange agreement	-	-							120,788			120,788
Directors deferred compensation granted									84,000			84,000
Share based compensation issued to management/employees									1,609			1,609
Issuance of shares and warrants pursuant to offering, net	6,070,078	607							1,191,256			1,191,863
Issuance of shares pursuant to exercise of warrants	72,002	7							19,434			19,441
Accumulated Comprehensive Loss											(5,278)	(5,278)
Net loss for year ended December 31, 2017										(1,801,415)		(1,801,415)
Balance at December 31, 2017	19,925,322	$1,993	1	$0	270,306	$27	(103,334)	$(1,033)	$26,921,574	$(26,965,960)	$124,841	$81,442

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

	For the year ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,477,045)	$(1,652,280)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	162,076	89,157
Depreciation of fixed assets	127,899	178,339
Inventory provision and write-off	44,760	10,174
Share based compensation	334,972	482,110
(Gain) loss on foreign exchange	(1,477)	144
Warrant issuance expense	120,788	-
Accrued liabilities - Related party	225,000	247,500
Changes in assets and liabilities:
Accounts receivable	38,362	(42,445)
Inventory	(54,573)	78,292
Prepaid expenses	16,625	68,351
Accrued interest to related party	680	12,161
Accrued interest other	48,000	48,132
Accounts payable	(108,630)	(418)
Accrued liabilities – Other	(38,129)	(22,801)
Security Deposit	33,254	6,666
Cash used in operating activities	(527,438)	(496,918)
Cash flows from investing activities:
Purchase of fixed assets	(183,258)	(57,451)
Cash used in investing activities	(183,258)	(57,451)
Cash flows from financing activities:
Net proceeds from issuance of common stock, net	842,873	-
Issuance of shares pursuant to exercise of warrants	19,441	-
Proceeds from issuance of Notes Payable: Related Party	-	248,000
Monies in Escrow Related Party - Offering	-	101,000
Proceeds, net of repayment of Notes Payable - Other	1,537	(82,290)
Cash provided by financing activities	863,851	(266,710)
Effect of exchange rate changes on cash	(3,801)	(2,959)
Net decrease in cash	149,354	(290,618)
Cash at beginning of year	56,859	347,477
Cash at end of year	$206,213	$56,859

Supplemental Disclosures of Cash Flow information:
Non-Cash Transactions:
Preferred stock dividends satisfied in new preferred stock	$-	$179,727
Conversion into Common Stock of Notes Payable: Related Party	$(248,000)	$-
Proceeds from monies in Escrow Related Party - Offering	$(101,000)	$-

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Notes to Consolidated Financial Statements

1. BUSINESS OF THE COMPANY AND GOING CONCERN

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

Ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,477,045 and $1,652,280 for the years ending December 31, 2017 and 2016 respectively and has not generated cash flows from operations. As at December 31, 2017 the Company had a working capital deficiency of $197,297, excluding related party liabilities of $562,210. As a result, these conditions raise substantial doubt regarding our ability to continue as a going concern.

The Company is executing on a plan to achieve growth in revenues for both the Vycor Medical and NovaVision divisions as well as a reduction in costs, thereby reducing its cash operating usage. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2019 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, is currently providing working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue Recognition

Vycor Medical generates revenue from the sale of its surgical access system to hospitals and other medical professionals. Vycor Medical records revenue when a completed contract for the sale exists, price is fixed or determinable, the product is invoiced and shipped to the customer and collectability is reasonably assured. Vycor Medical does not provide for product returns or warranty costs.

NovaVision generates revenues from various programs, therapy services and other sources such as software license sales. Therapy services revenues represent fees from NovaVision’s vision restoration therapy software, eye movement training software, diagnostic software, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision provides vision restoration therapy directly to patients. The typical vision restoration therapy consists of six modules, performed on average over 6 months in the U.S. and U.K. and 10 months in Germany. A patient contract comprises set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period. Patient therapy is restricted to being completed by a patient within a specified time frame. NovaVision’s saccadic training software is generally completed within 2-4 weeks and revenue is therefore recognized fully at commencement.

Deferred revenue results from patients paying for the therapy in advance of receiving the therapy.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution in the U.S. are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2017 and 2016 patient deposits amounted to $41,172 and $33,351, respectively, and are included in Accrued Liabilities.

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

Inventories

Inventories consist of raw materials, work in process and finished goods that are stated at the lower of cost determined using the weighted average cost method or market. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory obsolescence for the years ended December 31, 2017 and 2016 was $44,760 and $10,174, respectively, of which $39,672 is a special provision related to the introduction of the enhanced VBAS. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of operations.

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2017 and 2016, the amounts charged to research and development expenses were $3,015 and $4,739, respectively.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. For the years ended December 31, 2017 and 2016, the amounts capitalized for software development were $2,745 and $12,679 respectively, for the Company’s VRT 7.0 and NeuroEyeCoach programs.

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, provision for inventory obsolescence, useful life of intangible assets, and the fair values of options and warrants included in the determination of debt discounts and share based compensation.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Fair Value Measurements

We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	December 31,	December 31,
	2017	2016
Stock options outstanding	725,557	705,557
Warrants to purchase common stock	6,929,386	6,007,048
Debentures convertible into common stock	2,308,405	242,647
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	510,527	176,479
Total	11,745,927	8,403,783

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and if management’s plans will alleviate that doubt. Management will be required to make this evaluation for both annual and interim reporting periods. The Company adopted this guidance for the fiscal year ended December 31, 2017. This adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. The guidance is effective for fiscal years beginning after December 15, 2017, and is to be applied retrospectively using one of two transition methods at the entity's election. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application. Early adoption is permitted for fiscal years beginning after December 15, 2016.

In May 2016, FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients". The update is to address certain issues identified by the FASB/IASB Joint Transition Resource Group for Revenue Recognition (TRG) in the guidance on assessing collectability,  presentation of  sales taxes, noncash consideration, and completed contracts and contract modifications at transition,  the  Board  decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1) The potential for diversity in practice at initial application 2) The cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606.  The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.  The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14,   Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

In December 2017, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably estimated, no effect will be recorded.

The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

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

3. INVENTORY

	December 31, 2017	December 31, 2016

Raw materials and work in process	80,139	67,936
Finished goods	133,744	136,135
Total Inventory	213,883	204,071

4. NOTES PAYABLE

Other Notes Payable

Other Notes Payable consists of:

	December 31, 2017	December 31, 2016
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to December 31, 2018. See further note below.	300,000	300,000
Insurance policy finance agreements.	18,393	16,856
Total Other Notes Payable	$318,393	$316,856

Related Party Notes Payable consists of:

	December 31, 2017	December 31, 2016
The Company issued promissory notes to Fountainhead Capital Management Limited for $248,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The notes were converted into 1,180,953 shares of common stock and 1,180,953 warrants in connection with the Private Placement in January 2017.	-	248,000

Total Related Party Notes Payable	$-	$248,000

On January 24, 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended until December 31, 2018 and the conversion terms of the Note reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 2,308,405 shares of Common Stock. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. In addition, the Company agreed to issue warrants to purchase the same number of shares of Common Stock at $0.27, the same terms as the 2018 Offering, exercisable for three years from January 1, 2018, if and when the conversion option is exercised. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss. Set out below are the revenues, gross profits and total assets for each segment.

	Twelve Months Ended December 31,
	2017	2016
Revenue:
Vycor Medical	$1,178,063	$1,260,949
NovaVision	$206,908	$191,765
	$1,384,971	$1,452,714
Gross Profit
Vycor Medical	$973,883	$1,093,055
NovaVision	$183,954	$174,974
	$1,157,837	$1,268,029

	December 31, 2017	December 31, 2016
Total Assets:
Vycor Medical	$1,263,197	$805,716
NovaVision	186,260	679,534
Total Assets	$1,449,457	$1,485,250

(b) Geographic information. The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Twelve Months Ended December 31,
	2017	2016
Revenue:
United States	$1,282,527	$1,355,439
Europe	$102,444	$97,275
	$1,384,971	$1,452,714
Gross Profit
United States	$1,067,243	$1,176,448
Europe	$90,594	$91,581
	$1,157,837	$1,268,029

	December 31, 2017	December 31,2016
Total Assets:
United States	$977,145	$1,258,624
Europe	472,312	226,626
Total Assets	$1,449,457	$1,485,250

6. FIXED ASSETS

As of December 31, 2017 and 2016, Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated Useful Lives	December 31, 2017	December 31, 2016

Machinery and equipment	3 years	$138,258	$137,453
Leasehold Improvements	3 years	8,881	6,206
Purchased Software	3 years	27,706	27,706
Molds and Tooling	5 years	608,699	409,784
Furniture and fixtures	7 years	26,120	25,844
Therapy Devices	3 years	123,739	112,857
Internally Developed Software	5 years	1,190,336	1,187,591
		2,123,739	1,907,441
Less: Accumulated depreciation and amortization		(1,634,569)	(1,506,390)
Property and Equipment, net		$489,170	$401,051

Depreciation expense for the years ended December 31, 2017 and 2016 was $127,899 and $178,339 respectively, including $14,558 and $9,914 respectively for Therapy Devices which is allocated to Cost of Sales.

7. INTANGIBLE ASSETS

Intangible Assets consists of:

	December 31,
	2017	2016
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$865,639	$865,639
Accumulated Amortization	(784,575)	(627,068)
	$81,064	$238,571
Amortized intangible assets: Website (5 years useful life)
Gross carrying Amount	$50,760	$50,760
Accumulated Amortization	(40,371)	(35,802)
	$10,389	$14,958
Intangible assets not subject to amortization
Trademarks	$251,157	$251,157

Intangible asset amortization expense for the periods ended December 31, 2017 and 2016 was $162,076 and $89,157, respectively.

8. EQUITY

Equity Transactions

From January to December 2017, the Company granted 334,048 shares of Common Stock (valued at $84,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until January 15th of the year following termination of their services as a director. As of December 31, 2017 these shares have yet to be issued.

From January to December 2017, the Company issued 106,451 shares of Common Stock (valued at $25,314) to members of the NovaVision, Inc. Scientific Advisory Board as compensation for their services.

From January to December 2017, the Company issued 644,286 shares of Common Stock (valued at $135,300) to Fountainhead under the terms of a Consulting Agreement and 1,571,429 shares of Common Stock (valued at $330,000) to Fountainhead following the achievement of certain enumerated milestones.

From January to December 2017, the Company issued 21,718 shares of Common Stock (valued at $6,251) to Techmed, Inc. in accordance with the terms of a consulting agreement.

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

From January to December the Company issued 72,002 shares of common stock (valued at $19,441) pursuant to exercise of warrants related to the offering in 2017.

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

The Securities comprised one Share at a purchase price $0.21 per share and a Warrant to purchase one Share at an exercise price of $0.27, exercisable over a period of three (3) years. A total of 6,070,078 Shares and Warrants to purchase 6,070,078 Shares were issued in the Private Placement.

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

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

		Weighted average
		exercise price
	Number of shares	per share
Outstanding at December 31, 2015	6,007,048	$2.57
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2016	6,007,048	$2.57
Granted	6,901,388	$0.27
Exercised	(72,002)	$0.27
Cancelled or expired	(5,907,048)	$1.88
Outstanding at December 31, 2017	6,929,386	$0.31

STOCK OPTIONS:

		Weighted average
		exercise price
	Number of shares	per share
Outstanding at December 31, 2015	25,557	$20.25
Granted (see Note 9)	680,000	$0.79
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2016	705,557	$0.97
Granted (see Note 9)	20,000	0.27
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2017	725,557	$0.95

As of December 31, 2017, the weighted-average remaining contractual life of outstanding warrants and options is 2.11 and 1.21 years, respectively. Options to purchase 5,557 shares of Company Common Stock expired on February 12, 2018.

9. SHARE-BASED COMPENSATION

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

For the years ended December 31, 2017 and 2016, the Company recognized share-based compensation of $1,609 and $198,200, respectively for the issuance of stock options to management and employees.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of December 31, 2017 there were no awards of any stock appreciation rights.

Non-Employee Stock Compensation

Aggregate stock-based compensation expense charged to operations for stock and warrants granted to non-employees for the twelve months ended December 31, 2017 and 2016 was $558,363 and $531,409, respectively, of which $249,363 and $205,909, respectively, related to stock issued during the periods. The expense related to stock not issued during the periods comprise: $84,000 and $78,000, respectively, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan; and $225,000 and $247,500, respectively of fees payable in stock to Fountainhead that were accrued but not issued during the period. As of December 31, 2017, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

During the twelve months ended December 31, 2017 options with a value of $86,754 were granted to Fountainhead with performance vesting conditions (see Note 12); the value of these options will not be recognized as share-based compensation unless or until the Company concludes that it is probable the performance conditions will be achieved.

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

The stock compensation expensed during the year ended December 31, 2017 resulted from the issuance of Common Stock valued on the date of issuance and options. The following assumptions were used in calculations of the Black-Scholes option pricing model for option-based stock compensation in year ended December 31, 2016:

	Year ended December 31,
	2017	2016
Risk-free interest rates	1.50%	0.91%
Expected life	1.5 – 3.0 years	1.5 years
Expected dividends	0%	0%
Expected volatility	104%	95%
Vycor Common Stock fair value	$0.20 - .30	$0.71

10. INCOME TAXES

Loss Before Taxes

	December 31, 2017	December 31, 2016
Domestic	$1,304,136	$1,351,693
Foreign	172,909	300,587
	$1,477,045	$1,652,280

The reconciliation of income tax expense at the U.S. statutory rate of 35%, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016

US statutory rate	$(516,966)	$(578,298)
Tax difference between foreign and U.S.	10,248	25,275
Change in Valuation Allowance	(506,718)	(553,023)
Tax Provision	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Operating loss carry-forward	$6,195,000	$6,050,000
Deferred tax asset before Valuation allowance	6,195,000	6,050,000
Valuation allowance	(6,195,000)	(6,050,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2017 and December 31, 2016.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

Net Operating Loss Carry-Forwards

As of December 31, 2017 and 2016, the Company had U.S. accumulated losses for tax purposes of approximately $17,700,000 and $17,300,000 respectively, which may be carried forward and offset against U.S. taxable income, and which expire during the tax years 2027 through 2032.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2017 and 2016, the Company had German accumulated losses for tax purposes of approximately $1,633,000 and $1,012,000 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations. Such carry-forwards are subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership.

As of December 31, 2017 and 2016, the Company had UK accumulated losses for tax purposes of approximately $249,000 and $198,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates

The applicable US income tax rate for the Company for both of the years ended December 31, 2017 and 2016 was 35%. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2017 and 2016 was 31.58%; the UK applicable rate for both the years ended December 31, 2017 and 2016 was 20%.

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

Uncertain Tax Position

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2017 and 2016. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

11. COMMITMENTS AND CONTINGENCIES

Lease

The Company leased office space located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of approximately $14,260 plus sales tax per month. The term of the lease was 5 years and 6 months and terminated July 30, 2017. Effective August 1, 2017 the Company leased office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020. The Company’s subsidiary in Germany occupies premises on a short-term lease agreement. Rent expense for the year ended December 31, 2017 and 2016 was $158,278 and $212,054 respectively.

Potential German tax liability

In June 2012 the Company’s German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed legal amendments, and the Company agreed to make limited monthly payments on account, which were completed in October 2016. Accordingly, the Company has made no provision for this liability for years ended December 31 2017 and 2016 respectively, other than recording the monthly payments as an expense.

12. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the year ended December 31, 2017:

Consulting Agreement with Fountainhead

During the year ended December 31, 2017, following the achievement of certain milestones established in the March 2016 Compensation Plan, the Company accrued deferred compensation of $82,500. This together with the balance of the deferred compensation accrued during the year ended December 31, 2016, was paid to Fountainhead by the issuance of 1,571,429 shares of Common Stock (valued at $330,000) during the year ended December 31, 2017.

In March 2017 and effective April 1, 2017, as part of a streamlining of compensation arrangements with executive management, the Company established the March 2017 Compensation Plan. Under this Plan, the Company amended the Fountainhead Consulting Agreement (“the Amendment”) to increase the annual fees payable to Fountainhead by $330,000 to a total of $37,500 per month. Concurrently, annual compensation payable to executive management under the March 2016 Compensation Plan was reduced by $330,000 to $0. These changes had no financial impact on the Company. The other terms of the Consulting Agreement remained the same, including the ability of Fountainhead at its option to receive $5,000 per month in cash and the remainder payable in Company Common Stock issued at the higher of the Private Placement price ($0.21) and the average price for the 30 days prior to issuance, and deliverable at the end of each fiscal quarter. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of its fees in cash subject to certain future liquidity events and Board approval. Under the Amendment, Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at the same $0.27 exercise price as that of the warrants issued in the Private Placement. Vesting of these options is subject to the achievement of certain milestones by March 31, 2018. In March 2018 the Company extended the time period for the achievement of these milestones to June 30, 2018. These options are consistent with the options granted to executive management under the March 2016 Compensation Plan.

During the year ended December 31, 2017, under the terms of this amended Consulting Agreement, Fountainhead received total fees of $367,500, of which $135,300 was paid through the issuance of 644,286 shares of Company Common Stock during the period, $7,200 was paid in cash and $225,000 was accrued and recorded as payable, of which $92,500 was paid after the year end through the issuance of 250,000 shares of Company Common Stock.

In March 2018 Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2018 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at an exercise price of $0.46 (the average closing price for the 5 trading days before the grant). Vesting of these options is subject to the achievement of certain milestones by March 31, 2019.

13. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou, and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2017, 46% of the Company’s Common Stock and 95% of the Company’s Preferred D Stock. Adrian Liddell, Chairman is a consultant for Fountainhead.

As referred to in Note 4, on January 24, 2018 the Company entered into the Amendment with EuroAmerican. regarding its $300,000 Note. Under the Amendment, EuroAmerican granted a right of first refusal prior to converting or selling or the Note a) first to Vycor to redeem the Note and accrued interest at face value and b) if not exercised second to Fountainhead to purchase the Note and accrued interest at face value on the same terms.

During the year ended December 31, 2017, following the achievement of certain milestones established in the March 2016 Compensation Plan, the Company accrued deferred compensation of $82,500. This together with the balance of the deferred compensation accrued during the year ended December 31, 2016, was paid to Fountainhead through the issuance 1,571,429 shares of Common Stock (valued at $330,000) during the period ended September 30, 2017.

During the year ended December 31, 2017, under the terms of this amended Consulting Agreement referred to in Note 12, Fountainhead received total fees of $367,500, of which $135,300 was paid through the issuance of 644,286 shares of Company Common Stock, $7,200 was paid in cash and $225,000 was accrued but not yet paid.

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

During the year ended December 31, 2017 $225,000 of fees payable in stock were accrued; however these shares were not issued.

Pursuant to the Exchange Agreement, on August 5, 2017 (the 3rd anniversary of the exchange) the Related Party Noteholders were issued warrants exercisable into 599,651 shares of Common Stock, at a price of $0.30 per share. The warrants expire on August 2, 2020 and were valued at $115,222 (see Note 8).

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

During the year ended December 31, 2016, 2016, the Company issued unsecured loan notes to Fountainhead for a total of $248,000. The loan notes bore interest at a rate of 10% and were due on demand or by their one-year anniversary. The notes were converted into Common Stock in the Offering during 2017.

At December 31, 2016 the Company was holding $101,000 cash in escrow from Fountainhead in respect of the Private Placement Initial Closing that occurred on January 11, 2017.

There were no other related party transactions during the years ended December 31, 2017 and 2016.

14. CONCENTRATION

Vycor sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals. The sales to one international distributor represented 16% and 14%, respectively, of total sales for the years ended December 31, 2017 and 2016.

15. SUBSEQUENT EVENTS

On February 09, 2018, the Board of Directors of the Company unanimously adopted a resolution seeking stockholder approval to (a) amend the Company’s Certificate of Incorporation to increase the number of authorized Company Common Shares from 25,000,000 to 55,000,000 and (b) to adopt the Company’s 2018 Stock Incentive Plan. Thereafter, on February 09, 2018, pursuant to the By-Laws of the Company and applicable Delaware law, stockholders holding in excess of fifty percent (50%) of the votes entitled to be cast on the aforementioned two matters (identified in the section entitled “Voting Securities and Principal Holders Thereof”) adopted a resolution to authorize the Board of Directors, in its sole discretion, to increase the number of authorized shares of Company Common Stock from 25,000,000 to 55,000,000 and adopt the Company’s 2018 Stock Incentive Plan . As of the date of this Report, the increase in authorized capital the Company’s 2018 Stock Incentive Plan have yet to become effective and the Company expects that they will become effective during the Company’s second fiscal quarter of 2018.

During March 2018 the Company issued unsecured loan notes to Fountainhead for a total of $30,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

Other than the foregoing, the Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B. OTHER INFORMATION.

On February 09, 2018, the Board of Directors of the Company unanimously adopted a resolution seeking stockholder approval to (a) amend the Company’s Certificate of Incorporation to increase the number of authorized Company Common Shares from 25,000,000 to 55,000,000 and (b) to adopt the Company’s 2018 Stock Incentive Plan. Thereafter, on February 09, 2018, pursuant to the By-Laws of the Company and applicable Delaware law, stockholders holding in excess of fifty percent (50%) of the votes entitled to be cast on the aforementioned two matters (identified in the section entitled “Voting Securities and Principal Holders Thereof”) adopted a resolution to authorize the Board of Directors, in its sole discretion, to increase the number of authorized shares of Company Common Stock from 25,000,000 to 55,000,000 and adopt the Company’s 2018 Stock Incentive Plan . As of the date of this Report, the increase in authorized capital the Company’s 2018 Stock Incentive Plan have yet to become effective and the Company expects that they will become effective during the Company’s second fiscal quarter of 2018.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	56
David Marc Cantor	President and a Director	51
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	59
Steven Girgenti	Director	72
Oscar Bronsther, M.D.	Director	65
Lowell Rush	Director	61

Peter C. Zachariou was appointed a Director of the Company in May 2010, Executive Vice President in September 2010 and Chief Executive Officer on January 2, 2014. He is an investment manager for Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. For the past 20 years, Mr. Zachariou has been an active investor in a variety of companies and industries, both public and private, specializing in workouts and capital formation. Mr. Zachariou’s investments and activities have predominantly been in U.S. emerging and growth companies across a broad range of industry sectors. He has also been proprietor and operator of several businesses in the U.K. and U.S. in the manufacturing, retail and leisure industries.

David Marc Cantor has been President of the Company since September 2010 and a Director since January 2010. He is an investment manager of Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies across a broad range of sectors. Mr. Cantor has over 22 years experience in Investment Banking with a focus on Mergers and Acquisitions and Equity Capital Raisings. Prior to Fountainhead from 2001 – 2005 he was at Citigroup Capital Markets where he was Co-head of its European Business Development Group and subsequently European Head of its Diversified Industrials and Aerospace activities. Prior to Citigroup he was a Managing Director in M&A at Donaldson Lufkin & Jenrette and worked at Lehman Brothers both in New York and London in both the Equity Capital and M&A groups. Mr. Cantor has a BSc with Honours from City Business School, London.

Adrian Christopher Liddell has been Chairman of the Board and a Director of the Company since January 2010, and serves as the Company’s CFO. He is an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. Mr. Liddell has over 30 years of strategic, corporate and financial advisory and company investment experience. From 2003-2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003, Mr. Liddell served as Managing Director, Mergers & Acquisitions at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998, Mr. Liddell held various positions at Samuel Montagu & Co, and Lehman Brothers in London. Mr. Liddell qualified as a Chartered Accountant in 1984 and holds an MA from Christ’s College, University of Cambridge.

Steven Girgenti has been a Vycor Medical director since November 2008 and is Chairman of the Nominating and Governance Committee and of the Compensation Committee. He is presently the Managing Partner of Medi-Pharm Consulting, LLC providing strategic services to a number of medical device, pharmaceutical and diagnostic businesses. Steve was formerly CEO and co-founder of DermWorx Incorporated a specialty pharmaceutical company dedicated to solutions for dermatological conditions. Steve was also the Worldwide Chairman and CEO of Ogilvy Healthworld, a leading global healthcare communications network with 55 offices in 36 countries. The network has more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world’s leading healthcare companies. Mr. Girgenti founded Healthworld in 1986 and, under his leadership, the company made numerous acquisitions to expand and diversify the business. Healthworld went public in 1997. In 1998, and again in 1999, Business Week named Healthworld one of the “Best Small Corporations in America”. In 1999, Forbes listed Healthworld as one of the “200 Best Small Companies”. Mr. Girgenti was recognized as “Entrepreneur of the Year” by NASDAQ in 1999, and was named Med Ad News’ first “Medical Advertising Man of the Year” in 2000. In 2010 he was inducted into the Medical Advertising Hall of Fame. In addition, Mr. Girgenti is presently Executive Chairman of BioAffinity Technologies, Inc. and serves as a Director of Hancock Jaffe Laboratories, Inc. (NASDAQ:HJLI). He is also Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City, and is on the Board of Directors for Jack Martin Fund, a Mt. Sinai Hospital affiliated charitable organization devoted to pediatric oncology research. He graduated from Columbia University and has worked in the pharmaceutical industry since 1968 for companies such as Bristol-Myers Squibb, Carter Wallace and DuPont, as well as advertising agencies that specialize in healthcare. During his career, Steve has held positions in marketing research, product management, new product planning and commercial development.

Oscar Bronsther, M.D., F.A.C.S has been a director since November 2011. Dr. Bronsther is Chief Executive Officer of ERAD Therapeutics, LLC, a pre-clinical Orphan Drug company focusing on treating Cystic Fibrosis and Gaucher disease since 2016. He was formerly Chief Executive Officer of MetaStat, Inc. (OTCBB: MTST), a development stage life sciences company that develops and commercializes diagnostic products for the early and reliable prediction and treatment of systemic metastasisis. Dr Bronsther is also currently Clinical Professor at George Washington University, Washington, DC and has served in that capacity since 2002. He had previously served as an Associate Professor at the University of Rochester, Rochester, NY (1994-2001), University of Pittsburgh, Pittsburgh, PA (1989-1994) and University of California San Diego (1984), and Chairman, Section of General Surgery at Inova Fairfax Hospital. Since 2002, he has served as a Board Member, National Board Member and Director of Transplant Services of Kaiser Permanente Medical Group. Dr. Bronsther is a graduate of the University of Rochester (B.A. 1973) and Downstate Medical Center, Brooklyn, N.Y. (M.D. 1978). He did post-graduate work at Downstate Medical Center (Research Assistant 1975; Kidney Transplant Fellowship 1983-1984), Mount Sinai Medical Center, New York, N.Y (Residency 1978-1983) and Children’s Hospital Medical Center, Boston, MA (Research Fellowship 1980-1981). He resides in Potomac, MD.

Lowell Rush was appointed a Director in April 2013 and is Chairman of the Audit Committee. Mr. Rush has extensive experience in financial management and operational development, and since April 2017 has been Chief Financial Officer of Coral Gables - based The Revenue Optimization Companies (T-ROC), a leading provider of retail services. Previously, he was Chief Financial Officer of Ft. Lauderdale-based Paybox Corp. (OTCQB:PBOX) (2013-2017), and held positions as: Chief Operating Officer of Miami-based Cosmetic Dermatology, Inc. , CFO of Bijoux Terner, LLC (2008-2010); CFO of Little Switzerland, Inc. (2006-2008); and VP Sales Operations of Rewards Network, Inc. He is a CPA with an MBA in International Business, who has also held financial management roles at multi-national companies Sunglass Hut International, Burger King Corporation and Knight-Ridder, Inc. He began his career with the accounting firms Ernst & Young and Deloitte & Touche.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2017 and 2016, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2017 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non- Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings($)	All other Compensation($)	Total($)
Peter Zachariou	2016	$—	—	—	$64,435	—	—	—	$64,435
CEO	2017	$—	—	—	—	—	—	—	—
David Cantor	2016	$—	—	—	$64,435	—	—	—	$64,435
President	2017	$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

		Option Awards
Name	Grant Date	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price($)	Option Expiration Date
Adrian Liddell	3/23/2016	-	220,000	$0.78	3/22/2019
David Cantor	3/23/2016	-	220,000	$0.78	3/22/2019
Peter C. Zachariou	3/23/2016	-	220,000	$0.78	3/22/2019

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	720,000	$$0.81	1,978,532
Equity compensation plans not approved by security holders	-	-	-
Total	720,000	$$0.81	1,978,532

(1) As of December 31, 2017. Excludes 5,557 Options which expired February 13, 2018

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
None

Total		-

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

Effective January 2, 2014, the Company entered into: amended employment agreements with Peter Zachariou and David Cantor to serve as the Company’s Chief Executive Officer and President respectively; and an employment agreement with Adrian Liddell to serve as the Company’s Chief Financial Officer. Each agreement continues for a period of twelve months and is then automatically extended unless terminated by either party. The agreements provided for no monthly compensation to be payable, but a deferred compensation payable of $110,000 for each individual, subject to certain conditions and milestones being met. The compensation was payable in cash or Restricted Shares of the Company’s Common Stock. In March 2017 the Company amended the employment agreement such that no compensation would be payable under the agreements. The same level of compensation would instead be payable to Fountainhead under an amended consulting agreement. These changes had no financial impact on the Company but streamlines the shareholding structure.

In March 2016 the Board of Directors approved the issuance of options to purchase 220,000 shares of Company Common Stock pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan to each of Peter C. Zachariou, David Cantor and Adrian Liddell, such options to vest immediately upon issuance. The options are exercisable for a period of three years from issuance at an exercise price of $0.78.

Compensation of Directors

During the period January 1, 2017 through December 31 2017, we granted Steven Girgenti, Oscar Bronsther, M.D. and Lowell Rush a total of 112,878, 110,585 and 110,585 shares of the Company’s Common Stock respectively for their service to the Board of Directors under the Company’s Deferred Compensation Plan. Under this Plan, the directors may defer their director’s compensation to the January 15th following the termination of their service as a director. All of the above-mentioned Stock was granted under the Plan. Each of Mr. Girgenti, Dr. Bronsther and Mr. Rush are entitled to receive $7,000 in cash or stock at the option of the company per quarter. No other directors of the Company receive compensation for their service to the Company other than as disclosed under Employment Agreements above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of April 4, 2014. Unless noted, the address for the following beneficial owners and management is 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Steven Girgenti	232,186	1.15%
Common Stock	Oscar Bronsther, M.D	213,685	1.06%
Common Stock	Lowell Rush	201,722	1.00%
Common Stock	Adrian Christopher Liddell	220,000	1.08%
Common Stock	Marc David Cantor	220,000	1.08%
Common Stock	Peter C. Zachariou	381,598	1.87%
Series D Preferred Stock	Peter C. Zachariou	69,487	25.71%
Common Stock	All executive officers and directors as a group	1,469,191	6.86%
Series D Preferred Stock	All executive officers and directors as a group	69,487	25.71%
Common Stock	Fountainhead Capital Management Limited 17 Bond Street, St. Helier, Jersey JE2 3NP	9,120,757	53.04%
Series D Preferred Stock	Fountainhead Capital Management Limited 17 Bond Street, St. Helier, Jersey JE2 3NP	188,363	95.4%

* Less than 1%

(1) In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In the case of directors, the number of shares includes shares granted but not issued under the director’s Deferred Compensation Plan. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on March 23, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and the issuance of shares granted but not issued under the director’s Deferred Compensation Plan; and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 23, 2017 (20,071,988 shares of Common Stock and 270,307 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options or that can be issued under the director’s Deferred Compensation Plan. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Please refer to Financial Statement, Note 12, which is incorporated in its entirety by this reference.

Director Independence

As of March 30, 2018, of our six (6) directors, Steven Girgenti, Oscar Bronsther and Lowell Rush are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2017 and December 31, 2016, respectively, were approximately $49,500 and $48,500.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2017 and 2016 were $1,500 and $2,000 respectively.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for 2017 or 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of December 31, 2017 and 2016 (audited)

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017 and 2016 (audited)

●	Statements of Stockholders’ Deficit from January 1, 2016 to December 31, 2017 (audited)

●	Statement of Cash Flows for the years ended December 31, 2017 and 2016 (audited)

●	Notes to Financial Statements (audited)

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

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)

Date	March 30, 2018

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	March 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	March 30, 2018

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	March 30, 2017

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	March 30, 2018

By:	/s/ Steven Girgenti
Steven Girgenti
Director

Date	March 30, 2018

By:	/s/ Oscar Bronsther, M.D.
Oscar Bronsther, M.D.
Director

Date	March 30, 2018

By:	/s/ Lowell Rush
Lowell Rush
Director

Date	March 30, 2018

