Form 10-Q
period 2018-03-31
VYCOR MEDICAL INC
filed 2018-05-11
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

VYCOR MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	333-149782	20-3369218
(State of	(Commission	(IRS Employer
Incorporation)	File Number)	Identification No.)

951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487
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

There were 21,876,140 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of May 9, 2018.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1.	FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$101,934	$206,213
Accounts receivable	130,483	110,422
Inventory	201,003	213,883
Prepaid expenses and other current assets	118,166	77,990
Total Current Assets	551,586	608,508

Fixed assets, net	470,054	489,170

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	69,623	81,064
Website, net of accumulated amortization	9,246	10,389
Security deposits	8,113	9,169
Total Intangible and Other assets	338,139	351,779
TOTAL ASSETS	$1,359,779	$1,449,457

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$130,119	$141,319
Accrued interest: Other	196,601	184,765
Accrued interest: Related party	12,840	12,840
Accrued liabilities - Other	227,696	161,328
Accrued liabilities - Related Party	709,134	549,370
Notes payable: Other	343,559	318,393
Notes payable: Related Party	30,000	-
Total Current Liabilities	$1,649,949	$1,368,015

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,306 and 270,306 issued and outstanding as at March 31, 2018 and December 31, 2017 respectively	$27	$27
Common Stock, $0.0001 par value, 25,000,000 shares authorized, 20,175,322 and 19,925,322 shares issued and 20,071,988 and 19,821,988 outstanding at March 31, 2018 and December 31, 2017 respectively	2,018	1,993
Additional Paid-in Capital	27,039,920	26,921,574
Treasury Stock (103,334 shares of Common Stock as at March 31, 2018 and December 31, 2017 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(27,454,781)	(26,965,960)
Accumulated Other Comprehensive Income	123,679	124,841
Total Stockholders’ Equity (Deficiency)	(290,170)	81,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,359,779	$1,449,457

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the three months ended March 31,
	2018	2017

Revenue	$325,101	$428,399
Cost of Goods Sold	29,343	47,976
Gross Profit	295,758	380,423

Operating expenses:
Depreciation and Amortization	42,003	69,372
Selling, general and administrative	568,305	610,773
Total Operating expenses	610,308	680,145
Operating loss	(314,550)	(299,722)

Other income (expense)
Interest expense: Related Party	-	(678)
Interest expense: Other	(12,026)	(12,043)
Loss on foreign currency exchange	(60)	(348)
Total Other Income (expense)	(12,086)	(13,069)

Loss Before Credit for Income Taxes	(326,636)	(312,791)
Credit for income taxes	-	-
Net Loss	(326,636)	(312,791)
Preferred stock dividends	(162,185)	(162,186)
Net Loss available to common shareholders	(488,821)	(474,977)
Comprehensive Loss
Foreign Currency Translation Adjustment	(1,162)	-
Comprehensive Loss	$(327,798)	$(312,791)

Net Loss Per Share
Basic and diluted	$(0.02)	$(0.03)

Weighted Average Number of Shares Outstanding – Basic and Diluted	19,985,877	15,247,264

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(326,636)	$(312,791)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	12,972	43,059
Depreciation of fixed assets	32,346	29,992
Inventory provision	-	2,544
Stock based compensation	25,871	61,047
Accrued liabilities - Related Party	112,500	82,500

Changes in assets and liabilities:
Accounts receivable	(20,061)	(98,944)
Inventory	12,880	14,982
Prepaid expenses	(40,175)	27,030
Security Deposits	1,056	-
Accrued interest - Related Party	-	679
Accrued interest - Other	11,836	11,836
Accounts payable	(11,200)	(136,403)
Accrued liabilities - Other	43,945	31,668
Cash used in operating activities	(144,666)	(242,801)
Cash flows from investing activities:
Purchase of fixed assets	(13,230)	(71,331)
Cash used in investing activities	(13,230)	(71,331)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	842,207
Proceeds from Notes Payable - Related Party	30,000	-
Proceeds net of repayments Notes Payable - Other	25,166	(23,385)
Cash provided by financing activities	55,166	818,822
Effect of exchange rate changes on cash	(1,549)	-
Net increase (decrease) in cash	(104,279)	504,690
Cash at beginning of period	206,213	56,859
Cash at end of period	$101,934	$561,549

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$0	$0
Cash paid for income tax	$0	$0
Non-Cash Transactions:
Common stock issued upon conversion of debt	$0	$248,000
Common stock issued in respect of funds held in escrow	$0	$101,000
Common stock issued to related party for payment of accrued liabilities	$92,500	$0

See Accompanying Notes to Financial Statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2017 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The unaudited consolidated financial statements as of and for the three months ended March 31, 2018 and 2017, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $326,636 and $312,791 for the three months ended March 31, 2018 and 2017 respectively and has not generated cash flows from operations. As of March 31, 2018 the Company had a working capital deficiency of $346,389, excluding related party liabilities of $751,974. As a result, these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve growth in revenues for both the Vycor Medical and NovaVision divisions as well as a reduction in costs, thereby reducing its cash operating usage. However, the Company believes it may not have sufficient cash to meet its various cash needs through May 30, 2019 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, is currently providing working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Vycor Medical, Inc., and its wholly-owned subsidiaries, NovaVision, Inc. (a Delaware corporation), NovaVision GmbH (a German corporation) and Sight Science Limited (a UK corporation), both wholly owned subsidiaries of NovaVision, Inc. The Company is headquartered in Boca Raton, FL. All material inter-company accounts, transactions, and profits have been eliminated in consolidation.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	March 31, 2018	March 31, 2017
Stock options outstanding	720,000	725,557
Warrants to purchase common stock	6,829,386	8,469,239
Debentures convertible into common stock	2,364,765	248,112
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	558,612	297,690
Total	11,744,815	11,012,650

3.	NOTES PAYABLE

Related Party Notes Payable

Related Party Notes Payable consists of:

	March 31, 2018	December 31, 2017
Promissory notes payable to Fountainhead Capital Management Limited. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee.	$30,000	$-
Total Related Party Notes Payable	$30,000	$-

Other Notes Payable

Other Notes Payable consists of:

	March 31, 2018	December 31, 2017
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to December 31, 2018. See further note below.	$300,000	$300,000
Insurance policy finance agreements.	43,559	18,393
Total Notes Payable:	$343,559	$318,393

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

	Three Months Ended March 31,
	2018	2017
Revenue:
Vycor Medical	$277,811	$369,887
NovaVision	$47,290	$58,512
	$325,101	$428,399
Gross Profit
Vycor Medical	$253,569	$328,596
NovaVision	$42,189	$51,827
	$295,758	$380,423

	March 31, 2018	December 31, 2017
Total Assets:
Vycor Medical	$902,791	$977,145
NovaVision	456,988	472,312
Total Assets	$1,359,779	$1,449,457

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,
	2018	2017
Revenue:
United States	$300,171	$401,072
Europe	$24,930	$27,327
	$325,101	$428,399
Gross Profit
United States	$273,581	$355,701
Europe	$22,177	$24,722
	$295,758	$380,423

	March 31, 2018	December 31, 2017
Total Assets:
United States	$1,175,125	$1,263,197
Europe	184,654	186,260
Total Assets	$1,359,779	$1,449,457

5.	EQUITY

Common Stock and Stock Grants

During January to March 2018, the Company granted 48,085 shares of Common Stock (valued at $21,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of March 31, 2018 these shares have yet to be issued.

During January to March 2018, the Company issued 250,000 shares of Common Stock to Fountainhead for fees of $92,500 accrued at December 31, 2017 in accordance with the terms of a Consulting Agreement.

Warrants and Options

The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2017	6,929,386	$0.31
Granted	-	-
Exercised	-	-
Cancelled or expired	(100,000)	2.56
Outstanding at March 31, 2018	6,829,386	$0.27

STOCK OPTIONS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2017	725,557	$0.95
Granted	20,000	0.46
Exercised	-	-
Cancelled or expired	(25,557)	5.97
Outstanding at March 31, 2018	720,000	$0.75

On March 23, 2017 options to purchase 660,000 shares of Common Stock were granted to Fountainhead under the terms of a Consulting Agreement. These options will vest on July 1, 2018 subject to the achievement of certain milestones by June 30, 2018. On March 26, 2018 options to purchase 660,000 shares of Common Stock were granted to Fountainhead under the terms of a Consulting Agreement. These options will vest on April 1, 2019 subject to the achievement of certain milestones by March 31, 2019. These options are not included in the above table until such a time as they vest.

As of March 31, 2018, the weighted-average remaining contractual life of outstanding warrants and options is 1.89 and 1.06 years, respectively.

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

For the three months ended March 31, 2018 and 2017, the Company recognized share-based compensation of $4,871 and $1,609, respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of March 31, 2018 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation for stock and warrants granted to non-employees for the three months ended March 31, 2018 and 2017 was $133,500 and $141,938 of which $0 and $38,438, respectively, related to stock issued during the periods. The expense related to stock not issued during the periods comprise: $21,000, respectively for both periods, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan; and $112,500 and $82,500, respectively of fees payable in stock to Fountainhead that were accrued but not issued during the period. As of March 31, 2018, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

During the three months ended March 31, 2018 and 2017, options with a value of $216,582 and $86,754, respectively, were granted to Fountainhead with performance vesting conditions, (see Note 8); the value of these options will not be recognized as share-based compensation unless or until the Company concludes that it is probable the performance conditions will be achieved.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rates	2.41%	1.5%
Expected life	1.5 years	1.5 years
Expected dividends	0%	0%
Expected volatility	107%	104%
Vycor Common Stock fair value	$0.49	$0.20

7.	COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020. The Company’s subsidiary in Germany occupies premises on a short-term lease agreement. Rent expense for the three months ended March 31, 2018 and 2017 was $25,168 and $51,513 respectively.

Potential German tax liability

In June 2012 the Company’s German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $85,000). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account which were completed in October 2016. To the extent that this assessment (either a higher or a reduced amount) is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability in the three months ended March 31, 2018 and the year ended December 31, 2017 respectively, other than recording the monthly payments as an expense.

8.	CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended March 31, 2018:

Consulting Agreement with Fountainhead

In March 2017 and effective April 1, 2017, the Company amended the Fountainhead Consulting Agreement (“the Amendment”). Under the Amendment, fees of $450,000 are payable to Fountainhead, with an option to receive $5,000 per month in cash and the remainder payable in Company Common Stock issued at the higher of the Private Placement price ($0.21) and the average price for the 30 days prior to issuance, and deliverable at the end of each fiscal quarter. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of its fees in cash subject to certain future liquidity events and Board approval. Under the Amendment, Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at the same $0.27 exercise price as that of the warrants issued in the Private Placement. Vesting of these options is subject to the achievement of certain milestones by March 31, 2018. In March 2018 the Company extended the time period for the achievement of these milestones to June 30, 2018.

In March 2018 Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2018 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at an exercise price of $0.46 (the average closing price for the 5 trading days before the grant). Vesting of these options is subject to the achievement of certain milestones by March 31, 2019.

During the three months ended March 31, 2018, under the terms of this amended Consulting Agreement, Fountainhead received total fees of $112,500, which were paid after the period end through the issuance of 234,375 shares of Company Common Stock.

9.	RELATED PARTY TRANSACTIONS

Peter Zachariou, and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at March 31, 2018, 47% of the Company’s Common Stock and 95% of the Company’s Preferred D Stock. Adrian Liddell, Chairman is a consultant for Fountainhead.

As referred to in Note 3, on January 24, 2018 the Company entered into the Amendment with EuroAmerican. regarding its $300,000 Note. Under the Amendment, EuroAmerican granted a right of first refusal prior to converting or selling or the Note a) first to Vycor to redeem the Note and accrued interest at face value and b) if not exercised second to Fountainhead to purchase the Note and accrued interest at face value on the same terms.

In March 2018 Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2018 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at an exercise price of $0.46 (the average closing price for the 5 trading days before the grant). Vesting of these options is subject to the achievement of certain milestones by March 31, 2019.

During the three months ended March 31, 2018, under the terms of the Consulting Agreement referred to in note 8, the Company issued 250,000 shares of Common Stock to Fountainhead for fees of $92,500 accrued at December 31, 2017 and accrued fees of $112,500, which were paid after the period end through the issuance of 234,375 shares of Company Common Stock.

During the three months ended March 31, 2018, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which an aggregate of $154,712 Preferred D Stock dividends were in respect of related parties.

During March 2018 the Company issued unsecured loan notes to Fountainhead for a total of $30,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

10.	CONCENTRATION

Vycor sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals. The sales to one international distributor represented 0% and 17%, respectively, of total sales for the three months ended March 31, 2018 and 2017.

11.	SUBSEQUENT EVENTS

(1)	On April 20, 2018, under the terms of the Consulting Agreement referred to in note 8, the Company issued an aggregate of 690,216 shares of Company Common Stock to Fountainhead for fees of $245,000 accrued at March 31, 2018.

(2)	Also on April 20, 2018, the Company issued an aggregate of 1,113,936 shares of Company Common Stock on the cashless exercise of an aggregate of Warrants to purchase 3,111,560 shares of Common Stock.

(3)	On April 23, 2018, a Certificate of Amendment was filed with the Delaware Secretary of State, effecting the change in the Company’s authorized capital from 35,000,000 shares (comprising 25,000,000 Common Shares and 10,000,000 Preferred Shares) to 65,000,000 shares (comprising 55,000,000 Common Shares and 10,000,000 Preferred Shares). All shares have a par value of $0.0001 per share.

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 68 issued or allowed patents and a further 7 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

The Company periodically engages in discussions with potential strategic partners for or purchasers of each or both of our operating divisions.

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2003 compliant, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in Australia, Brazil, Canada, China, Korea, Japan, Russia and Taiwan. Vycor has 23 granted and 6 pending patents worldwide.

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation targeted at a substantial and largely un-addressed market of people who have lost their sight as a result of stroke or other brain injury.

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Revenue and Gross Margin:

	Three months ended March 31,
	2018	2017	% Change
Revenue:
Vycor Medical	$277,811	$369,887	-25%
NovaVision	$47,290	$58,512	-19%
	$325,101	$428,399	-24%
Gross Profit
Vycor Medical	$253,569	$328,596	-23%
NovaVision	$42,189	$51,827	-19%
	$295,758	$380,423	-22%

Vycor Medical recorded revenue of $277,811 from the sale of its products for the three months ended March 31, 2018, a decrease of $92,076 over the same period in 2017. One international distributor that did not place an order in the first quarter of 2018 accounted for $61,750 of the decrease; international sales tend to be irregular as international distributors follow a pattern of place large stocking orders. Gross margin of 91% was recorded for the three months ended March 31, 2018 compared to 89% for the same period in 2017.

NovaVision recorded revenues of $47,290 for the three months ended March 31, 2018, a decrease of $11,222 over the same period in 2017, and gross margin of 89%, for both periods. There was an unusually large number of new patient starts in the first quarter of 2017; new patient starts for the first quarter of 2018 were the same as the average for the whole of 2017.

Selling,General and Administrative Expenses:

Selling, general and administrative expenses decreased by $42,468 to $568,305 for the three months ended March 31, 2018 from $610,773 for the same period in 2017. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended March 31, 2018 was $138,371, a decrease of $5,176 over $143,547 in 2017. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $21,992 from $70,930 to $48,938 in 2018. The remaining Selling, General and Administrative expenses decreased by $15,300 from $396,296 to $380,996 in 2018.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Payroll	4,723	3,262
Board, financial and scientific advisory	(514)	(8,438)
Sales, marketing and travel	(2,093)	-
Other (travel/regulatory/premises)	(30,144)	-
Legal, professional and other consulting	12,728	-
Commissions	(21,992)
Total change	(37,292)	(5,176)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended March 31, 2018 was $0 compared to $678 for 2017. Other Interest expense for 2018 increased by $17 to $12,026 from $12,043 for 2017.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017	$ Change
Cash	$101,934	$206,213	$(104,279)
Accounts receivable, inventory and other current assets	$449,652	$402,295	$47,357
Total current liabilities	$(1,649,949)	$(1,368,015)	$(281,934)
Working capital	$(1,098,363)	$(759,507)	$(338,856)
Cash provided by financing activities	$55,166	$863,851	$(808,685)

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the three months ended March 31, 2018 and 2017, with a commentary of changes during the periods and known or anticipated future changes:

	March 31, 2018	March 31, 2017	$ Change
Net loss	$(326,636)	$(312,791)	$(13,845)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$45,318	$73,051	$(27,733)
Share based compensation	$25,871	$61,047	$(35,176)
Accrued share based compensation	$112,500	$82,500	$(30,000
Other	$0	$2,544	$(2,544)
	$183,689	$219,142	$(35,453)

Net loss adjusted for non-cash items	$(142,947)	$(93,649)	$(49,298)
Changes in working capital
Accounts receivable, accounts payable, security deposit and accrued liabilities	$13,740	$(203,679)	$217,419
Inventory	$12,880	$14,982	$(2,102)
Prepaid expenses and net insurance financing repayments	$(15,009)	$3,645	$(18,654)
Accrued interest (not paid in cash)	$11,836	$12,515	$(679)
	$23,447	$(172,537)	$195,984

Cash used in operating activities, adjusted for net insurance repayments	$(119,500)	$(266,186)	$146,686

The adjustments to reconcile net loss to cash of $183,689 in the period have no impact on liquidity. The increase in net loss (as adjusted for non-cash items) by $49,298 to $142,947 was primarily a result of reduced revenues. During the first quarter of 2017 a number of material and unusual items impacted the net accounts receivable, accounts payable and accrued liabilities; these have been reversed in the first quarter of 2018. In addition, the Company typically renews a large number of annual expense contracts such as insurances and licenses during the first quarter, which has an impact on cash usage. The Company is in the process of modifying the VBAS product suite to make it easier to integrate with IGS. The first phase of this project was completed in September 2017 and additional inventory of $10,306 was purchased during the period. The Company anticipates completing the second phase of this project during 2018 and as a result will purchase additional new inventory of approximately $45,000.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2018 was $13,230, which primarily reflected expenditure on the second phase of modifying the VBAS product suite to make it easier to integrate with IGS. The Company anticipates additional expenditures for this second phase during 2018 of approximately $90,000.

Financing Activities. During and subsequent to the period ending March 31, 2018 the Company received funds of $73,000 in respect of a loan from Fountainhead.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The Company has incurred losses since its inception, including a net loss of $326,636 and $312,791 for the three months ended March 31, 2018 and 2017 respectively and has not generated cash flows from operations. As of March 31, 2018 the Company had a working capital deficiency of $346,389, excluding related party liabilities of $751,974. As a result, these conditions among others raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Our Growth Strategy”, the Company is executing on a plan to achieve growth in revenues for both the Vycor Medical and NovaVision divisions as well as reduction in costs, thereby further reducing its cash operating usage. For Vycor Medical this includes in particular: increasing penetration in the US market through targeted marketing and a potential new medical education program; increased international market growth; and new product development centered around the modification of its existing VBAS product range to make it more easy to use with the most common IGS systems, the first phase of which was completed in September 2017. For NovaVision, after a prolonged and now complete period of re-development, the Company is focusing its resources on direct-to-patient marketing through a website lead-driven inbound and outbound marketing strategy. Given the company’s resources, and the size and diversity of the professional market, NovaVision believes the best route to the professional market for its products is by partnering with entities who have already established distribution channels and expertise in the various professional target markets. The Company is identifying and is in dialogue with such qualified entities; the range of alternatives for NovaVision could comprise distribution partnerships, merger, sale and/or restructuring of its activities.

However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2019 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, is currently providing working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

Critical Accounting Policies and Estimates

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, amortization of intangible assets, and the fair values of options and warrant included in the determination of debt discounts and share-based compensation.

A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 9, 2018, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance Type	Security	Shares
FHC Management Fees	Common	940,215
FHC Warrant Exercise	Common	979,283
Director Warrant Exercise	Common	48,856
Shareholder Warrant Exercise	Common	85,797

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2018.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	May 11, 2018

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	May 11, 2018

