Form 10-Q
period 2018-06-30
VYCOR MEDICAL INC
filed 2018-08-10
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

VYCOR MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	001-34932	20-3369218
(State of	(Commission	(IRS Employer
Incorporation)	File Number)	Identification No.)

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

There were 22,217,049 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 10, 2018.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1.	FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$76,733	$206,213
Trade accounts receivable	136,322	110,422
Inventory	182,346	213,883
Prepaid expenses and other current assets	76,617	77,990
Total Current Assets	472,018	608,508

Fixed assets, net	473,829	489,170

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	58,183	81,064
Website, net of accumulated amortization	8,104	10,389
Security deposits	6,528	9,169
Total Intangible and Other assets	323,972	351,779
TOTAL ASSETS	$1,269,819	$1,449,457

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$117,978	$141,319
Accrued interest: Other	208,568	184,765
Accrued interest: Related party	13,486	12,840
Accrued liabilities - Other	196,985	161,328
Accrued liabilities - Related Party	486,555	549,370
Notes payable: Other	323,080	318,393
Notes payable: Related Party	163,000	-
Total Current Liabilities	1,509,652	1,368,015

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,306 and 270,306 issued and outstanding as at June 30, 2018 and December 31, 2017 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized, 22,320,393 and 19,925,322 shares issued and 22,217,049 and 19,821,988 outstanding at June 30, 2018 and December 31, 2017 respectively	2,232	1,993
Additional Paid-in Capital	27,504,960	26,921,574
Treasury Stock (103,334 shares of Common Stock at cost)	(1,033)	(1,033)
Accumulated Deficit	(27,873,365)	(26,965,960)
Accumulated Other Comprehensive Income	127,346	124,841
Total Stockholders’ Equity (Deficiency)	(239,833)	81,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,269,819	$1,449,457

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Revenue	$301,665	$307,684	$626,766	$736,083
Cost of Revenues Sold	46,987	39,445	76,330	87,421
Gross Profit	254,678	268,239	550,436	648,662

Operating expenses:
Depreciation and Amortization	43,329	69,264	85,332	138,636
General and administrative	616,997	552,865	1,185,302	1,163,635
Total Operating expenses	660,326	622,129	1,270,634	1,302,271
Operating loss	(405,648)	(353,890)	(720,198)	(653,609)

Other income (expense)
Interest expense: Other	(12,199)	(8,809)	(24,225)	(20,853)
Interest expense: Related Party	(646)	-	(646)	(679)
Loss on foreign currency exchange	(91)	1,982	(151)	1,632
Total Other Income (expense)	(12,936)	(6,827)	(25,022)	(19,900)

Loss Before Credit for Income Taxes	(418,584)	(360,717)	(745,220)	(673,509)
Credit for income taxes	-	-	-	-
Net Loss	(418,584)	(360,717)	(745,220)	(673,509)
Preferred stock dividends	-	-	(162,185)	(162,185)
Net Loss available to common shareholders	(418,584)	(360,717)	(907,405)	(835,694)
Comprehensive Loss
Foreign Currency Translation Adjustment	3,667	(2,959)	2,505	(2,959)
Comprehensive Loss	$(414,917)	$(363,676)	$(904,900)	$(838,653)

Net Loss Per Share
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Weighted Average Number of Shares Outstanding – Basic and Diluted	21,542,847	18,674,287	20,768,663	16,970,241

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(745,220)	$(673,509)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	25,166	86,118
Depreciation of fixed assets	64,902	60,214
Inventory provision	-	2,544
Stock based compensation	358,625	197,868
Accrued liabilities - Related Party	-	82,500
loss on foreign exchange	-	1,634

Changes in assets and liabilities:
Accounts receivable	(25,900)	30,897
Inventory	31,537	26,507
Prepaid expenses	1,375	47,970
Security Deposits	2,641	(4,245)
Accrued interest - Related Party	646	680
Accrued interest - Other	23,803	23,803
Accounts payable	(23,341)	(128,956)
Accrued liabilities - Other	35,657	(3,542)
Cash used in operating activities	(250,109)	(249,517)
Cash flows from investing activities:
Purchase of fixed assets	(50,035)	(88,012)
Cash used in investing activities	(50,035)	(88,012)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	842,207
Proceeds from Notes Payable - Related Party	163,000	-
Proceeds net of repayments Notes Payable - Other	4,687	(37,735)
Cash provided by financing activities	167,687	804,472
Effect of exchange rate changes on cash	2,977	(5,047)
Net increase (decrease) in cash	(129,480)	461,896
Cash at beginning of period	206,213	56,859
Cash at end of period	$76,733	$518,755

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$0	$0
Cash paid for income tax	$0	$0
Non-Cash Transactions:
Common stock issued upon conversion of debt	$0	$248,000
Common stock issued in respect of funds held in escrow	$0	$101,000
Common stock issued to related party for payment of accrued liabilities	$225,000	$0

See Accompanying Notes to Financial Statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018 and 2017, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $745,220 for the six months ended June 30, 2018 and has not generated cash flows from operations. As of June 30, 2018 the Company had a working capital deficiency of $374,593, excluding related party liabilities of $663,041. As a result, these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve growth in revenues for both the Vycor Medical and NovaVision divisions as well as a reduction in costs, thereby reducing its cash operating usage. However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2019 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead Capital Management Limited (“Fountainhead”), the Company’s largest shareholder, is currently providing working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	June 30, 2018	June 30, 2017
Stock options outstanding	1,380,000	725,557
Warrants to purchase common stock	3,717,826	7,875,417
Debentures convertible into common stock	2,421,752	255,871
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	615,619	364,356
Total	9,407,249	10,493,253

3.	NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	June 30, 2018	December 31, 2017
In the period the Company issued promissory notes to Fountainhead Capital Management Limited and Peter Zachariou for $163,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee.	163,000	-
Total Related Party Notes Payable	163,000	-

Other Notes Payable

Other Notes Payable consists of:

	June 30, 2018	December 31, 2017
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to December 31, 2018. See further note below.	300,000	300,000
Insurance policy finance agreements.	23,080	18,393
Total Notes Payable:	323,080	318,393

On January 24, 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended until December 31, 2018 and the conversion terms of the Note reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 2,421,752 shares of Common Stock as of June 30, 2018. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. In addition, the Company agreed to issue warrants to purchase 2,308,405 shares of Common Stock at $0.27, the same terms as the 2018 Offering, exercisable for three years from January 1, 2018, if and when the conversion option is exercised. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Vycor Medical	$253,292	$252,324	$531,103	$622,210
NovaVision	$48,373	$55,360	$95,663	$113,873
	$301,665	$307,684	$626,766	$736,083
Gross Profit
Vycor Medical	$209,998	$218,257	$463,567	$546,853
NovaVision	$44,680	$49,982	$86,869	$101,809
	$254,678	$268,239	$550,436	$648,662

	June 30, 2018	December 31, 2017
Total Assets:
Vycor Medical	$845,267	$977,145
NovaVision	424,552	472,312
Total Assets	$1,269,819	$1,449,457

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
United States	$276,952	$279,908	$577,123	$680,979
Europe	$24,713	$27,776	$49,643	$55,104
	$301,665	$307,684	$626,766	$736,083
Gross Profit
United States	$233,603	$242,912	$507,184	$598,612
Europe	$21,075	$25,327	$43,252	$50,050
	$254,678	$268,239	$550,436	$648,662

	June 30, 2018	December 31, 2017
Total Assets:
United States	$1,092,286	$1,263,197
Europe	177,533	186,260
Total Assets	$1,269,819	$1,449,457

5.	EQUITY

Common Stock and Stock Grants

During January to June 2018, the Company granted 105,092 shares of Common Stock (valued at $42,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of June 30, 2018 these shares have yet to be issued.

During January to June 2018, the Company issued 1,281,124 shares of Common Stock to Fountainhead for fees of $450,000 of which $225,000 was accrued at December 31, 2017 in accordance with the terms of a Consulting Agreement.

On April 20, 2018, the Company issued an aggregate of 1,113,936 shares of Company Common Stock on the cashless exercise of an aggregate of Warrants to purchase 3,111,560 shares of Common Stock

Warrants and Options

The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2017	6,929,386	$0.31
Granted	-	-
Exercised	(3,111,560)	0.28
Cancelled or expired	(100,000)	2.56
Outstanding at June 30, 2018	3,717,826	$0.27

STOCK OPTIONS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2017	725,557	$0.95
Granted	680,000	0.28
Exercised	-	-
Cancelled or expired	(25,557)	5.97
Outstanding at June 30, 2018	1,380,000	$0.53

In March 2017 options to purchase 660,000 shares of Common Stock were granted to Fountainhead under the terms of a Consulting Agreement, subject to performance vesting milestones; these milestones were achieved and the options fully vested on June 30, 2018. In March 2018 options to purchase 660,000 shares of Common Stock were granted to Fountainhead under the terms of the Consulting Agreement. These options will vest on April 1, 2019 subject to the achievement of certain milestones by March 31, 2019. These options are not included in the above table until such a time as they vest.

As of June 30, 2018, the weighted-average remaining contractual life of outstanding warrants and options is 1.62 and 1.86 years, respectively.

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

For the six months ended June 30, 2018 and 2017, the Company recognized share-based compensation of $4,871 and $1,609, respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of June 30, 2018 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation for stock and warrants granted to non-employees for the six months ended June 30, 2018 and 2017 was $353,800 and $278,759. The expense related to stock not issued during the periods ended June 30, 2018 and 2017 comprise: $42,000, respectively for both periods, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan; and $86,754 related to the issuance of 660,000 options in the six months ended June 30, 2018 discussed below. As of June 30, 2018, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

During the six months ended June 30, 2018 and 2017, options with a value of $216,582 and $86,754, respectively, were granted to Fountainhead with performance vesting conditions, (see Note 8). The performance conditions of the options granted during 2017 have now been met and these options became fully vested in June 2018. The value of the 2018 options will not be recognized as share-based compensation unless or until the Company concludes that it is probable the performance conditions will be achieved.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rates	1.72-2.41%	1.5%
Expected life	1.5-4 years	1.5 years
Expected dividends	0%	0%
Expected volatility	102-107%	104%
Vycor Common Stock fair value	$0.20-0.49	$0.20

7.	COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020. The Company’s subsidiary in Germany occupies premises on a short-term lease agreement. Rent expense for the six months ended June 30, 2018 and 2017 was $49,979 and $100,978 respectively.

Potential German tax liability

In June 2012 the Company’s German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $85,000). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account which were completed in October 2016. To the extent that this assessment (either a higher or a reduced amount) is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability in the six months ended June 30, 2018 and the year ended December 31, 2017 respectively.

8.	CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended June 30, 2018:

Consulting Agreement with Fountainhead

In March 2017 and effective April 1, 2017, the Company amended the Fountainhead Consulting Agreement (“the Amendment”). Under the Amendment, fees of $450,000 are payable to Fountainhead, with an option to receive $5,000 per month in cash and the remainder payable in Company Common Stock issued at the higher of the Private Placement price ($0.21) and the average price for the 30 days prior to issuance, and deliverable at the end of each fiscal quarter. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of its fees in cash subject to certain future liquidity events and Board approval. Under the Amendment, Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at the same $0.27 exercise price as that of the warrants issued in the Private Placement. Vesting of these options was subject to the achievement of certain milestones; these milestones were achieved and the options fully vested on June 30, 2018.

In March 2018 Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2018 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at an exercise price of $0.46 (the average closing price for the 5 trading days before the grant). Vesting of these options is subject to the achievement of certain milestones by March 31, 2019.

During the six months ended June 30, 2018, under the terms of this amended Consulting Agreement, Fountainhead received total fees of $225,000, which were paid through the issuance of 575,284 shares of Company Common Stock. Also under the terms of the consulting agreement Fountainhead was issued $225,000 in fees accrued as at December 31, 2017 through the issuance of 705,841 shares of Company Common Stock.

9.	RELATED PARTY TRANSACTIONS

Peter Zachariou, and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at June 30, 2018, 51% of the Company’s Common Stock and 70% of the Company’s Preferred D Stock. Adrian Liddell, Chairman, is a consultant for Fountainhead.

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

In March 2017 Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at an exercise price of $0.27, subject to performance vesting conditions. These options became fully vested in June 2018 following the achievement of the milestones.

In March 2018 Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2018 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at an exercise price of $0.46 (the average closing price for the 5 trading days before the grant). Vesting of these options is subject to the achievement of certain milestones by March 31, 2019.

During the six months ended June 30, 2018, under the terms of the Consulting Agreement referred to in note 8, the Company issued 1,281,124 shares of Common Stock to Fountainhead for fees of $450,000 of which $225,000 was accrued at December 31, 2017.

During the six months ended June 30, 2018, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which an aggregate of $154,712 Preferred D Stock dividends were in respect of related parties.

During the six months ended June 30, 2018 the Company issued unsecured loan notes to Fountainhead for a total of $133,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

During the period ended June 30, 2018, the Company issued unsecured loan notes to Peter Zachariou for a total of $30,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

10.	CONCENTRATION

Vycor sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals. The sales to one international distributor represented 30% and 0%, respectively, of total sales for the three months ended June 30, 2018 and 2017. The sales to one international distributor represented 14% and 10%, respectively, of total sales for the six months ended June 30, 2018 and 2017. The accounts receivable from one international distributor represented 26% of total accounts receivable at June 30, 2018 and the accounts receivable from two distributors represented 12% and 16% of total accounts receivable at December 31, 2017 respectively.

11.	SUBSEQUENT EVENTS

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

2. Provision of more Clinical and Scientific Data supporting the products superiority over the current standard-of-care blade retractors and to demonstrate VBAS’ potential for cost savings. Clinical and scientific data (in the form of peer reviewed articles, clinical studies and other reports and case studies) are critical in driving adoption, and in turn revenues, further and faster by demonstrating VBAS’ superiority as a minimally invasive access system that helps VBAS move further up the hospital cost/benefit curve. To date the Company has already had 13 Peer Reviewed studies and 7 other clinical papers published or presented.

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

4. New Product Development

Vycor is modifying its existing VBAS product suite to make it easier to integrate with Image Guidance Systems (IGS) by re-engineering its VBAS product range so that the entire range of 12 devices, excluding the VBASmini, will be able to more easily accommodate pointers from the leading IGS system providers. The first phase of this was completed in September 2017 and the final phase will be completed during 2018 and then subject to regulatory approval in the US and internationally. Increasingly, all major neuro centers have image guidance systems, and where this is in place management believes over 90% of surgeries are carried out using IGS; management believes that the existing VBAS rigid structure lends itself well to being incorporated into this increasing trend.

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

NovaVisions’s potential customers often tend to have other medical issues associated with their neurological condition making this a hard target universe. Rehabilitation therapies of this type are a time and effort commitment for patients, who therefore need to be in a condition to carry them out and to be motivated to rehabilitate their vision disorder. The market is also very diverse; stroke patients pass through the rehabilitation system in the first weeks after stroke, and unless they are acute patients are then sent home for recovery. At this point they may see physiotherapists, occupational therapists, eye-care professionals and other physicians, as well as stroke support groups. NovaVision’s challenge has been to continue to drive awareness amongst patients understanding that they are subject to a diverse range of other influencers.

NovaVision, taking the aforementioned issue into consideration, has chosen to target four routes-to-market aimed at patients and professionals, comprising: direct-to-patient; optometrists and other eye-care professionals, rehabilitation centers and clinics; stroke associations and support groups; and other physicians. NovaVision has initially focused on direct-to-patient, with a website lead-driven inbound and outbound marketing strategy targeted at prospective patients and relatives. Given the company’s resources, size and diversity of the professional market, NovaVision believes the best route to market here is by partnering with entities who already have the capability of delivery to the various professional target markets. NovaVision is identifying and is in dialogue with such qualified entities; the range of alternatives could comprise distribution partnerships, merger, sale and/or restructuring of its activities.

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Revenue and Gross Margin:

	Three months ended
	June 30,
	2018	2017	% Change
Revenue:
Vycor Medical	$253,292	$252,324	0%
NovaVision	$48,373	$55,360	-13%
	$301,665	$307,684	-2%
Gross Profit
Vycor Medical	$209,998	$218,257	-4%
NovaVision	$44,680	$49,982	-11%
	$254,678	$268,239	-5%

Vycor Medical recorded revenue of $253,292 from the sale of its products for the three months ended June 30, 2018, an increase of $968 over the same period in 2017.. Gross margin of 83% was recorded for the three months ended June 30, 2018 compared to 86% for the same period in 2017. Gross margin is affected by the revenue mix and also by inventory validation charges as a result of the ongoing inventory build program.

NovaVision recorded revenues of $48,373 for the three months ended June 30, 2018, a decrease of $6,987 over the same period in 2017, and gross margin of 92%, compared to 90% for the same period in 2017.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $64,132 to $616,997 for the three months ended June 30, 2018 from $552,865 for the same period in 2017. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2018 was $220,254, an increase of $83,433 over $136,821 in 2017. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $11,042 from $48,050 to $37,008 in 2018. The remaining Selling, General and Administrative expenses decreased by $8,259 from $367,987 to $359,728 in 2018.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Payroll	11,291	-
Sales, marketing and travel	6,357	-
Other (travel/regulatory/premises)	(1,092)	-
Legal, professional and other consulting	(5,991)	-
Commissions	(11,042)
Board, financial and scientific advisory	(18,824)	83,433
Total change	(19,301)	83,433

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended June 30, 2018 was $646 compared to $0 for 2017. Other Interest income and expense for 2018 increased by $3,389 to $12,198 from $8,809 for 2017.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Revenue and Gross Margin:

	Six months ended
	June 30,
	2018	2017	% Change
Revenue:
Vycor Medical	$531,103	$622,210	-15%
NovaVision	$95,663	$113,873	-16%
	$626,766	$736,083	-15%
Gross Profit
Vycor Medical	$463,567	$546,853	-15%
NovaVision	$86,869	$101,809	-15%
	$550,436	$648,662	-15%

Vycor Medical recorded revenue of $531,103 from the sale of its products for the six months ended June 30, 2018, a decrease of $91,107, or 15%, over the same period in 2017. . Following the release of the enhanced VBAS model at the end of September 2017, Vycor took the decision in February 2018, based on surgeon feedback, to accelerate the roll-out of the enhanced model and cease shipment of the previous model. As a result, manufacturing of the enhanced model needed to be accelerated and this caused some delays and lost revenue. Vycor also experienced a decline in sales from two US distributors which it is working on to improve. Gross margin of 87% was recorded for the six months ended June 30, 2018 compared to 88% for the same period in 2017.

NovaVision recorded revenues of $95,663 for the six months ended June 30, 2018, an decrease of $18,210 over the same period in 2016, and gross margin of 91%, compared to 89% for the same period in 2017.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $21,667 to $1,185,302 for the six months ended June 30, 2018 from $1,163,635 for the same period in 2017. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2018 was $358,625 an increase of $78,257 over $280,368 in 2017. Also included within General and Administrative Expenses are Sales Commissions, which decreased by $33,027 to $85,959. The remaining General and Administrative expenses decreased by $23,563 from $764,281 to $740,718.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Payroll	16,021	3,262
Sales, marketing and travel	6,839	-
Legal, professional and other consulting	4,226	-
Board, financial and scientific advisory	(15,341)	74,995
Commissions	(33,027)
Other (travel/regulatory/premises)	(35,308)	-
Total change	(56,590)	78,257

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the six months ended June 30, 2018 was $646 compared to $679 for 2017. Other Interest expense for 2018 increased by $3,372 to $24,225 from $20,853 for 2017.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017	$ Change
Cash	$76,733	$206,213	$(129,480)
Accounts receivable, inventory and other current assets	$395,285	$402,295	$(7,010)
Total current liabilities	$(1,509,652)	$(1,368,015)	$(141,637)
Working capital	$(1,037,634)	$(759,507)	$(278,127)
Cash provided by financing activities	$167,687	$863,851	$(696,164)

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the six months ended June 30, 2018 and 2017, with a commentary of changes during the periods and known or anticipated future changes:

	June 30, 2018	June 30, 2017	$ Change
Net loss	$(745,220)	$(673,509)	$(71,711)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$90,068	$146,332	$(56,264)
Share based compensation	358,625	197,868	160,757
Accrued share based compensation	-	82,500	(82,500)
Other	-	4,178	(4,178)
	$448,693	$430,878	$17,815

Net loss adjusted for non-cash items	$(296,527)	$(242,631)	$(53,896)
Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	(10,943)	(105,846)	94,902
Inventory	31,537	26,507	5,030
Prepaid expenses and net insurance financing repayments	6,062	10,235	(4,174)
Accrued interest (not paid in cash)	24,449	24,483	(34)
	$51,105	$(44,621)	$95,724

Cash used in operating activities, adjusted for net insurance repayments	$(245,422)	$(287,252)	$41,828

The adjustments to reconcile net loss to cash of $448,693 in the period have no impact on liquidity. The increase in net loss (as adjusted for non-cash items) by $53,896 to $296,527 was primarily a result of reduced revenues. During the first quarter of 2017 a number of material and unusual items impacted the net accounts receivable, accounts payable and accrued liabilities; these were reversed in the first quarter of 2018. In addition, the Company typically renews a large number of annual expense contracts such as insurances and licenses during the first six months, which has an impact on cash usage. The Company is in the process of modifying the VBAS product suite to make it easier to integrate with IGS. The first phase of this project was completed in September 2017 and additional inventory of $18,497 was purchased during the period. The Company anticipates completing the second phase of this project during 2018 and as a result will purchase additional new inventory of approximately $135,000.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2018 was $50,035, which primarily reflected expenditure on the second phase of modifying the VBAS product suite to make it easier to integrate with IGS. The Company anticipates additional expenditures for this second phase during 2018 of approximately $80,000.

Financing Activities. During and subsequent to the period ending June 30, 2018 the Company received funds of $163,000 in respect of loans from Fountainhead and Peter Zachariou (the Company’s Chief Executive Officer).

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $745,220 and $673,509 for the six months ended June 30, 2018 and 2017 respectively and has not generated cash flows from operations. As of June 30, 2018 the Company had a working capital deficiency of $374,593, excluding related party liabilities of $663,041. As a result, these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2019 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, is currently providing working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

Critical Accounting Policies and Estimates

Uses of estimates in the preparation of financial statements

The preparation of unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying unaudited consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, amortization of intangible assets, and the fair values of options and warrant included in the determination of debt discounts and share-based compensation.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 10, 2018, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance Type	Security	Shares
Fountainhead Management Fees	Common	1,281,124
Fountainhead Warrant Exercise	Common	979,283
Director Warrant Exercise	Common	57,614
Shareholder Warrant Exercise	Common	77,039

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2018.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	August 10, 2018

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	August 10, 2018

