Form 10-Q
period 2018-09-30
VYCOR MEDICAL INC
filed 2018-11-13
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2018

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

There were 22,604,980 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 9, 2018.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1.	FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.
Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$90,130	$206,213
Trade accounts receivable	245,154	110,422
Inventory	218,309	213,883
Prepaid expenses and other current assets	99,903	77,990
Total Current Assets	653,496	608,508

Fixed assets, net	445,454	489,170

Intangible and Other assets:
Trademarks	251,157	251,157
Patents, net of accumulated amortization	46,743	81,064
Website, net of accumulated amortization	6,962	10,389
Security deposits	6,000	9,169
Total Intangible and Other assets	310,862	351,779
TOTAL ASSETS	$1,409,812	$1,449,457

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$95,744	$141,319
Accrued interest: Other	220,666	184,765
Accrued interest: Related party	19,410	12,840
Accrued liabilities - Other	305,273	161,328
Accrued liabilities - Related Party	648,740	549,370
Notes payable: Other	346,866	318,393
Notes payable: Related Party	193,000	-
Total Current Liabilities	1,829,699	1,368,015

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,306 and 270,306 issued and outstanding as at September 30, 2018 and December 31, 2017 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000, 22,708,314 and 19,925,322 shares issued and 22,604,980 and 19,821,988 outstanding at September 30, 2018 and December 31, 2017 respectively	2,271	1,993
Additional Paid-in Capital	27,638,421	26,921,574
Treasury Stock (103,334 shares of Common Stock as at September 30, 2018 and December 31, 2017 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(28,187,729)	(26,965,960)
Accumulated Other Comprehensive Income (Loss)	128,156	124,841
Total Stockholders’ Equity (Deficiency)	(419,887)	81,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,409,812	$1,449,457

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Revenue	$456,213	$379,073	$1,082,979	$1,115,155
Cost of Revenues Sold	46,800	55,332	123,130	142,753
Gross Profit	409,413	323,741	959,849	972,402

Operating expenses:
Depreciation and Amortization	42,994	72,734	128,326	211,369
General and administrative	499,143	546,615	1,684,445	1,710,244
Total Operating expenses	542,137	619,349	1,812,771	1,921,613
Operating loss	(132,724)	(295,608)	(852,922)	(949,211)

Other income (expense)
Interest expense: Other	(12,280)	(11,360)	(36,505)	(32,217)
Interest expense: Related Party	(5,924)	-	(6,570)	(679)
Warrant Issuance Expense	-	(120,788)	-	(120,788)
Loss on foreign currency exchange	(1,251)	(646)	(1,402)	986
Total Other Income (expense)	(19,455)	(132,794)	(44,477)	(152,698)

Loss Before Credit for Income Taxes	(152,179)	(428,402)	(897,399)	(1,101,909)
Credit for income taxes	-	-	-	-
Net Loss	(152,179)	(428,402)	(897,399)	(1,101,909)
Preferred stock dividends	(162,185)	(162,185)	(324,370)	(324,370)
Net Loss available to common stockholders	(314,364)	(590,587)	(1,221,769)	(1,426,279)
Other comprehensive income (loss)
Foreign Currency Translation Adjustment	810	(1,728)	3,315	(4,687)
Comprehensive loss available to common stockholders	$(313,554)	$(592,315)	$(1,218,454)	$(1,430,966)

Net Loss Per Share
Basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.08)

Weighted Average Number of Shares Outstanding – Basic and Diluted	22,221,266	19,715,156	21,258,184	17,895,269

See accompanying notes to financial statements

VYCOR MEDICAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(897,399)	$(1,101,909)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	37,748	129,176
Depreciation of fixed assets	98,455	93,467
Inventory provision	3,139	2,544
Stock based compensation	492,125	309,805
Accrued liabilities – Related Party	-	112,500
Warrant Issuance Expense	-	120,788
Loss on foreign exchange	-	988
Changes in assets and liabilities:
Accounts receivable	(134,732)	(89,348)
Inventory	(7,565)	(10,678)
Prepaid expenses	(21,913)	91,337
Security Deposits	3,169	33,255
Accrued interest - Related Party	6,570	680
Accrued interest - Other	35,901	35,902
Accounts payable	(45,575)	(75,794)
Accrued liabilities - Other	143,945	(3,925)
Cash used in operating activities	(286,132)	(351,212)
Cash flows from investing activities:
Purchase of fixed assets	(56,604)	(160,324)
Cash used in investing activities	(56,604)	(160,324)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	842,207
Proceeds from Notes Payable - Related Party	193,000	-
Proceeds net of repayments Notes Payable - Other	28,473	(65,038)
Cash provided by financing activities	221,473	777,169
Effect of exchange rate changes on cash	5,180	(7,475)
Net increase (decrease) in cash	(116,083)	258,158
Cash at beginning of period	206,213	56,859
Cash at end of period	$90,130	$315,017

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$0	$0
Cash paid for income tax	$0	$0
Non-Cash Transactions:
Common stock issued upon conversion of debt	$0	$248,000
Common stock issued in respect of funds held in escrow	$0	$101,000
Common stock issued to related party for payment of accrued liabilities	$225,000	$0

See Accompanying Notes to Financial Statements

VYCOR MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018 and 2017, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $897,399 for the nine months ended September 30, 2018 and has not generated cash flows from operations. As of September 30, 2018 the Company had a working capital deficiency of $315,053, excluding related party liabilities of $861,150. As a result, these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses for both the Vycor Medical and NovaVision divisions, as further described in ITEM 2. However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2019 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $220,666, which has a maturity date of December 31, 2018, having been extended on a number of occasions from its initial due date of June 11, 2011. The Company intends to seek an extension to the note, although it is not known whether the note will be extended or the terms of any extension. Fountainhead, the Company’s largest shareholder, is currently providing working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	September 30, 2018	September 30, 2017
Stock options outstanding	1,380,000	725,557
Warrants to purchase common stock	3,717,826	7,001,388
Debentures convertible into common stock	2,479,364	262,593
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	685,107	447,689
Total	9,534,349	9,709,279

3.	NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	September 30, 2018	December 31, 2017
In the period the Company issued promissory notes to Fountainhead Capital Management Limited and Peter Zachariou for $193,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee.	$193,000	$-
Total Related Party Notes Payable	$193,000	$-

Other Notes Payable

Other Notes Payable consists of:

	September 30, 2018	December 31, 2017
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to December 31, 2018. See further note below.	$300,000	$300,000
Insurance policy finance agreements.	46,866	18,393
Total Notes Payable:	$346,866	$318,393

On January 24, 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended until December 31, 2018 and the conversion terms of the Note reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 2,479,364 shares of Common Stock as of September 30, 2018. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. In addition, the Company agreed to issue warrants to purchase 2,308,405 shares of Common Stock at $0.27, the same terms as the 2018 Offering, exercisable for three years from January 1, 2018, if and when the conversion option is exercised. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

4.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss and which includes Sight Science. Set out below are the revenues, gross profits and total assets for each segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Vycor Medical	$399,450	$326,843	$930,553	$949,053
NovaVision	$56,763	$52,230	$152,426	$166,102
	$456,213	$379,073	$1,082,979	$1,115,155
Gross Profit
Vycor Medical	$357,674	$277,324	$821,240	$824,176
NovaVision	$51,739	$46,417	$138,609	$148,226
	$409,413	$323,741	$959,849	$972,402

	September 30, 2018	December 31, 2017
Total Assets:
Vycor Medical	$1,005,504	$977,145
NovaVision	404,308	472,312
Total Assets	$1,409,812	$1,449,457

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
United States	$425,800	$352,109	$1,002,923	$1,033,087
Europe	$30,413	$26,964	$80,056	$82,068
	$456,213	$379,073	$1,082,979	$1,115,155
Gross Profit
United States	$382,006	$300,687	$889,190	$899,298
Europe	$27,407	$23,054	$70,659	$73,104
	$409,413	$323,741	$959,849	$972,402

	September 30, 2018	December 31, 2017
Total Assets:
United States	$1,234,469	$1,263,197
Europe	175,343	186,260
Total Assets	$1,409,812	$1,449,457

5.	EQUITY

Common Stock and Stock Grants

During January to September 2018, the Company granted 174,580 shares of Common Stock (valued at $63,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of September 30, 2018 these shares have yet to be issued.

During January to September 2018, the Company issued 1,669,056 shares of Common Stock to Fountainhead for fees of $583,500 of which $225,000 was accrued at December 31, 2017 in accordance with the terms of a Consulting Agreement.

On April 20, 2018, the Company issued an aggregate of 1,113,936 shares of Company Common Stock on the cashless exercise of an aggregate of Warrants to purchase 3,111,560 shares of Common Stock

Warrants and Options

The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2017	6,929,386	$0.31
Granted	-	-
Exercised	(3,111,560)	0.28
Cancelled or expired	(100,000)	2.56
Outstanding at September 30, 2018	3,717,826	$0.27

STOCK OPTIONS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2017	725,557	$0.95
Granted	680,000	0.28
Exercised	-	-
Cancelled or expired	(25,557)	5.97
Outstanding at September 30, 2018	1,380,000	$0.53

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

As of September 30, 2018, the weighted-average remaining contractual life of outstanding warrants and options is 1.36 and 1.61 years, respectively.

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

For the nine months ended September 30, 2018 and 2017, the Company recognized share-based compensation of $4,871 and $1,609, respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of September 30, 2018 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation for stock and warrants granted to non-employees for the nine months ended September 30, 2018 and 2017 was $487,254 and $420,696. The expense related to stock not issued during the periods ended September 30, 2018 and 2017 comprise: $63,000, respectively for both periods, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan; and $86,754 related to the issuance of 660,000 options in the nine months ended September 30, 2018 discussed below. As of September 30, 2018, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

During the nine months ended September 30, 2018 and 2017, options with a value of $216,582 and $86,754, respectively, were granted to Fountainhead with performance vesting conditions, (see Note 8). The performance conditions of the options granted during 2017 have now been met and these options became fully vested in June 2018 and recognized as stock compensation during the period. The value of the 2018 options will not be recognized as share-based compensation unless or until the Company concludes that it is probable the performance conditions will be achieved.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the nine months ended September 30, 2018 and 2017:

	Nine months Ended September 30,
	2018	2017
Risk-free interest rates	1.72-2.41%	1.50%
Expected life	1.5-4 years	1.5 years
Expected dividends	0%	0%
Expected volatility	102-107%	104%
Vycor Common Stock fair value	$0.20-0.49	$0.20

7.	COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020. The Company’s subsidiary in Germany occupies premises on a short-term lease agreement. Rent expense for the nine months ended September 30, 2018 and 2017 was $74,784 and $134,229 respectively.

Potential German tax liability

In June 2012 the Company’s German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $85,000). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account which were completed in October 2016. To the extent that this assessment (either a higher or a reduced amount) is ultimately confirmed by the tax authorities, the Company believes it has a very strong claim against certain professional advisors which would offset the liability in full. Accordingly, the Company has made no provision for this liability in the nine months ended September 30, 2018 and the year ended December 31, 2017 respectively.

8.	CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended September 30, 2018:

Consulting Agreement with Fountainhead

In March 2017 and effective April 1, 2017, the Company amended the Fountainhead Consulting Agreement (“the Amended Agreement”). Under the Amended Agreement, fees of $450,000 are payable to Fountainhead, with an option to receive $5,000 per month in cash and the remainder payable in Company Common Stock issued at the higher of $0.21 and the average price for the 30 days prior to issuance, and deliverable at the end of each fiscal quarter. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of its fees in cash subject to certain future liquidity events and Board approval. Under the Amended Agreement, Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at $0.27 per share. Vesting of these options was subject to the achievement of certain milestones; these milestones were achieved and the options fully vested on September 30, 2018.

In March 2018 Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2018 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at an exercise price of $0.46 (the average closing price for the 5 trading days before the grant). Vesting of these options is subject to the achievement of certain milestones by March 31, 2019.

During the nine months ended September 30, 2018, under the terms of the Amended Agreement, Fountainhead received total fees of $337,500, which were paid through the issuance of 963,215 shares of Company Common Stock. Also under the terms of the Agreement, Fountainhead was issued $225,000 in fees accrued as at December 31, 2017 through the issuance of 705,841 shares of Company Common Stock.

9.	RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at September 30, 2018, 52% of the Company’s Common Stock and 70% of the Company’s Preferred D Stock. Adrian Liddell, Chairman, is a consultant for Fountainhead.

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

During the nine months ended September 30, 2018, under the terms of the Consulting Agreement referred to in note 8, the Company issued 1,669,056 shares of Common Stock to Fountainhead for fees of $562,500 of which $225,000 was accrued at December 31, 2017.

During the nine months ended September 30, 2018, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which an aggregate of $309,424 Preferred D Stock dividends were in respect of related parties.

During the nine months ended September 30, 2018 the Company issued unsecured loan notes to Fountainhead for a total of $163,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

During the period ended September 30, 2018, the Company issued unsecured loan notes to Peter Zachariou for a total of $30,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

10.	CONCENTRATION

Vycor sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals. The sales to one international distributor represented 25% and 29%, respectively, of total sales for the three months ended September 30, 2018 and 2017. The sales to three distributors represented 10%, 11% and 11%, respectively, of total sales for the nine months ended September 30, 2018.. The sales to one distributor represented 17% of total sales for the nine months ended September 30, 2017. The accounts receivable from one international distributor represented 42% of total accounts receivable at September 30, 2018 and the accounts receivable from two distributors represented 12% and 16% of total accounts receivable at December 31, 2017 respectively.

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

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation targeted at a substantial and largely un-addressed market of people who have lost their sight as a result of stroke or other brain injury, and has 45 granted patents.

Strategy

The Company is executing on a plan to achieve a reduction in cash operating losses for both the Vycor Medical and NovaVision divisions. For Vycor Medical this includes in particular: increasing market penetration in the US through increased educational progams and tight management of the distribution network; increasing international growth particularly in Europe and other territories where we are not represented or under represented; and continued new product development. The first phase of modification of the existing VBAS product range to make it more easy to use with the most common IGS systems was completed in September 2017 and was well received by surgeons; we are continuing our roll-out of this model through hospital inventories. The second phase of the development of further IGS integration will be completed in 2019. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the range of procedures for which VBAS is applicable. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or established distribution channels in the various target markets. The Company is in the process of identifying and talking to such partners. The range of alternatives for NovaVision could comprise distribution and marketing partnerships, licensing, merger, sale and/or restructuring of its activities.

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Revenue and Gross Margin:

	2018	2017	% Change
Revenue:
Vycor Medical	$399,450	$326,843	22%
NovaVision	$56,763	$52,230	9%
	$456,213	$379,073	20%
Gross Profit
Vycor Medical	$357,674	$277,324	29%
NovaVision	$51,739	$46,417	11%
	$409,413	$323,741	26%

Vycor Medical recorded revenue of $399,450 from the sale of its products for the three months ended September 30, 2018, an increase of $72,607 over the same period in 2017. Gross margin of 90% was recorded for the three months ended September 30, 2018 compared to 85% for the same period in 2017. Gross margin is primarily affected by the domestic versus international revenue mix.

NovaVision recorded revenues of $56,763 for the three months ended September 30, 2018, an increase of $4,533 over the same period in 2017, and gross margin of 91%, compared to 89% for the same period in 2017.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $47,472 to $499,143 for the three months ended September 30, 2018 from $546,615 for the same period in 2017. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended September 30, 2018 was $133,500, a decrease of $8,437 over $141,937 in 2017. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $58,188 from $43,712 to $101,900 in 2018, reflecting a commission from a single direct sale to an international hospital. The remaining Selling, General and Administrative expenses decreased by $97,223 from $360,966 to $263,743 in 2018.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	$58,188	$-
Board, financial and scientific advisory	(5,702)	(8,438)
Sales, marketing and travel	(12,130)	-
Payroll	(16,032)	-
Legal, professional and other consulting	(19,659)	-
Other (travel/regulatory/premises)	(43,699)	-
Total change	$(39,034)	$(8,438)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2018 was $5.923 compared to $0 for 2017. Other Interest income and expense for 2018 increased by $935 to $12,295 from $11,360 for 2017.

Comparison of the Nine months Ended September 30, 2018 to the Nine months Ended September 30, 2017

Revenue and Gross Margin:

	Nine months ended
	September 30,
	2018	2017	% Change
Revenue:
Vycor Medical	$930,553	$949,053	-2%
NovaVision	$152,426	$166,102	-8%
	$1,082,979	$1,115,155	-3%
Gross Profit
Vycor Medical	$821,240	$824,176	0%
NovaVision	$138,609	$148,226	-6%
	$959,849	$972,402	-1%

Vycor Medical recorded revenue of $930,553 from the sale of its products for the nine months ended September 30, 2018, a decrease of $18,500, or 2%, over the same period in 2017. Following the release of the enhanced VBAS model at the end of September 2017, Vycor took the decision in February 2018, based on surgeon feedback, to accelerate the roll-out of the enhanced model and cease shipment of the previous model. As a result, manufacturing of the enhanced model needed to be accelerated and this caused some delays and lost revenue, although this was largely caught up by the end of the nine month period. Gross margin of 88% was recorded for the nine months ended September 30, 2018 compared to 87% for the same period in 2017.

NovaVision recorded revenues of $152,426 for the nine months ended September 30, 2018, a decrease of $13,676 over the same period in 2017, and gross margin of 91%, compared to 89% for the same period in 2017.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $25,799 to $1,684,445 for the nine months ended September 30, 2018 from $1,710,244 for the same period in 2017. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2018 was $492,125 an increase of $69,820 over $422,305 in 2017. Also included within General and Administrative Expenses are Sales Commissions, which increased by $25,160 to $187,859, reflecting a commission from a single direct sale to an international hospital. The remaining General and Administrative expenses decreased by $120,780 from $1,125,241to $1,004,461.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Payroll	$-	$3,262
Sales, marketing and travel	(4,531)	-
Legal, professional and other consulting	(17,432)	-
Board, financial and scientific advisory	(18,714)	66,558
Commissions	25,161
Other (travel/regulatory/premises)	(80,103)	-
Total change	$(95,619)	$69,820

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2018 was $6,570 compared to $679 for 2017. Other Interest expense for 2018 increased by $4,288 to $36,505 from $32,217 for 2017.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	$ Change
Cash	$90,130	$206,213	$(116,083)
Accounts receivable, inventory and other current assets	$563,366	$402,295	$161,071
Total current liabilities	$(1,829,699)	$(1,368,015)	$(461,684)
Working capital	$(1,176,203)	$(759,507)	$(416,696)
Cash provided by financing activities	$221,473	$863,851	$(642,378)

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the nine months ended September 30, 2018 and 2017, with a commentary of changes during the periods and known or anticipated future changes:

	September 30, 2018	September 30, 2017	$ Change
Net loss	$(897,399)	$(1,101,909)	$204,510

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	136,203	222,643	(86,440)
Share based compensation	492,125	309,805	182,320
Accrued share based compensation	-	112,500	(112,500)
Warrant Issuance Expense	-	120,788	(120,788)
Other	3,139	3,532	(393)
	631,467	769,268	(137,801)

Net loss adjusted for non-cash items	(265,932)	(332,641)	66,709
Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	(33,193)	(135,812)	102,619
Inventory	(7,565)	(10,678)	3,113
Prepaid expenses and net insurance financing repayments	6,560	26,299	(19,739)
Accrued interest (not paid in cash)	42,471	36,582	5,889
	8,273	(83,609)	91,882

Cash used in operating activities, adjusted for net insurance repayments	$(257,659)	$(416,250)	$158,591

The adjustments to reconcile net loss to cash of $631,467 in the period have no impact on liquidity. The decrease in net loss (as adjusted for non-cash items) by $66,709 to $265,932 was primarily a result of reduced expenses. During the first quarter of 2017 a number of material and unusual items impacted the net accounts receivable, accounts payable and accrued liabilities; these were reversed in the first quarter of 2018. In addition, the Company typically renews a large number of annual expense contracts such as insurances and licenses during the first nine months, which has an impact on cash usage. The Company is in the process of modifying the VBAS product suite to make it easier to integrate with IGS. The first phase of this project was completed in September 2017 and additional inventory of $95,290 was purchased during the period. The Company anticipates completing the second phase of this project during the next six months and as a result will purchase additional new inventory of approximately $40,000.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2018 was $56,604, which primarily reflected expenditure on the second phase of modifying the VBAS product suite to make it easier to integrate with IGS. The Company anticipates additional expenditures for this second phase during the next six months of approximately $80,000.

Financing Activities. During the period ending September 30, 2018 the Company received funds of $193,000 in respect of loans from Fountainhead and Peter Zachariou (the Company’s Chief Executive Officer).

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $897,399 and $1,101,909 for the nine months ended September 30, 2018 and 2017 respectively and has not generated cash flows from operations. As of September 30, 2018 the Company had a working capital deficiency of $315,053, excluding related party liabilities of $861,150. As a result, these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Strategy”, the Company is executing on a plan to achieve a reduction in cash operating losses for both the Vycor Medical and NovaVision divisions. For Vycor Medical this includes in particular: increasing market penetration in the US through increased educational progams and tight management of the distribution network; increasing international growth particularly in Europe and other territories where we are not represented or under represented; and continued new product development. The first phase of modification of the existing VBAS product range to make it more easy to use with the most common IGS systems was completed in September 2017 and was well received by surgeons; we are continuing our roll-out of this model through hospital inventories. The second phase of the development of further IGS integration will be completed in 2019. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the range of procedures for which VBAS is applicable. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or established distribution channels in the various target markets. The Company is in the process of identifying and talking to such partners. The range of alternatives for NovaVision could comprise distribution and marketing partnerships, licensing, merger, sale and/or restructuring of its activities.

However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2019 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $220,666, which has a maturity date of December 31, 2018, having been extended on a number of occasions from its initial due date of June 11, 2011. The Company intends to seek an extension to the note, although it is not known whether the note will be extended or the terms of any extension. Fountainhead, the Company’s largest shareholder, is currently providing working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 9, 2018, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance Type	Security	Shares
FHC Management Fees	Common	1,669,056
FHC Warrant Exercise	Common	979,283
Director Warrant Exercise	Common	57,614
Shareholder Warrant Exercise	Common	77,039

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2018.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	November 13, 2018

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	November 13, 2018

