Form 10-K
period 2018-12-31
VYCOR MEDICAL INC
filed 2019-03-29
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,091,340 (assuming $0.30 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 23,140,694 shares of common stock par value $0.0001 as of March 22, 2019

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 68 issued or allowed patents and a further 6 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

The Company periodically engages in discussions with potential strategic partners for or purchasers of each or both of our operating divisions.

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2016 certified and MDSAP (Medical Device Single Audit Program), and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in Australia, Brazil, Canada, China, Korea, Japan, Russia and Taiwan.

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

NovaVision provides restoration therapies (VRT and NeET) and compensation or saccadic therapies (NeuroEyeCoach) for those suffering vision loss as a result of neurological trauma. The other therapy type for this condition is substitution (optical aids such as prisms) and is not considered by NovaVision as competition. In restoration, there are a few very small companies or entities offering some form of vision rehabilitation product in Germany. Within compensation there are no real direct competitors. Other companies in the general rehabilitation space include RevitalVision, PositScience and Dynavision. In the professional market, NovaVision competes with aggregator products or those that provide a range of non-specific therapies, such a Rehacom, Sanet Vision Integrator and Bioness BITS. NovaVision’s products are dedicated to vision.

Strategy

The Company is executing on a plan to achieve a reduction in cash operating losses1 and, while operating expenses are generally greater in the first two quarters, the Company generated a cash operating profit1 in both the 3rd and 4th quarters. For Vycor Medical this plan includes in particular: increasing market penetration in the US through targeted focus group programs with surgeons, closer cooperation with complementary product manufacturers and tight management of the distribution network; increasing international growth particularly in Europe and other territories where we are not represented or under represented; and continued new product development. The first phase of modification of the existing VBAS product range to make it more easy to use with the most common IGS systems was completed in September 2017 and has been well received by surgeons; we are continuing our roll-out of this model through hospital inventories. The second phase of the development of further IGS integration will be completed in 2019. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or established distribution channels in the various target markets and the financial resources to market and distribute the products effectively. The Company is in the process of identifying and talking to such partners. The range of alternatives for NovaVision could comprise distribution and marketing partnerships, licensing, merger, sale and/or a significant restructuring of its activities.

Manufacturing

Vycor Medical uses a sub-contract manufacturer to manufacture, package, label and sterilize its VBAS products. The Company has migrated all its VBAS manufacturing to Life Science Outsourcing, Inc. in Brea, California that is FDA-registered and meets ISO standards and certifications.

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 23 granted/allowed and 6 pending patents.

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 45 granted patents.

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

1 Operating Loss or Profit before Depreciation, Amortization and non-cash Stock Compensation

Government Regulations

We are committed to an integrated total quality management system. We believe that we have completed the necessary procedures and Vycor Medical is certified to the ISO standards expected of medical device manufacturers as follows:

ISO 13485:2016 Medical Devices — Quality Management Systems

The certification of a quality management system to ISO 1348:20165, specifically for medical devices, is advantageous and often essential for medical companies to export their products to the global market, as well as maintain and enter into certain agreements and business growth opportunities within the U.S. For example, Canada requires that medical device manufacturers marketing their products in Canada must have a quality system certified to ISO 13485:2016 and from January 1, 2019 also be certified to MDSAP. The certification is also required for placement of branded devices into the European Union.

Vycor Medical has the following certification/licensing:

●	ISO 13485.2016

●	MDSAP (Medical Device Single Audit Program)

●	Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

●	EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

Vycor Medical’s products have been classified as Class II products by the FDA and cleared for marketing through the 510(k) process. NovaVision’s VRT product has been cleared as a Class U product through the 510(k) while its NeuroEyeCoach is registered as an exempt Class 1 device.

Vycor Medical has CE marking approval to allow for distribution of its VBAS products in Europe as a Class III device and has a Health Canada Medical Device License (MDL) for distribution in Canada as a Class II device. VBAS also has regulatory approvals in Australia, Brazil, China, Japan, Korea, Mexico and Russia. NovaVison’s VRT, NeuroEyeCoach and Sight Science’s NeET have CE mark registrations as Class I devices in Europe.

Employees

We currently have 9 employees.

Website.

The Company operates websites at www.vycormedical.com, www.novavision.com, www.novavision.de and www.sightscience.com

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2, L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020. The Company’s subsidiaries in Germany and the UK occupy properties on short-term lease agreements.

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

Holders

As of March 22, 2019 there were 23,244,028 and 23,140,694 shares of common stock issued and outstanding, respectively, and approximately 146 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2018 through March 22, 2019 which were not registered under the Securities Act

Common Stock:

Issuance Type	Security	Shares
FHC Management Fees	Common	2,204,770
Issue of shares pursuant to exercise of warrants: FHC	Common	979,283
Issue of shares pursuant to exercise of warrants: Director	Common	57,614
Issue of shares pursuant to exercise of warrants: Shareholder	Common	77,039

Total		3,318,706

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Revenue and Gross Margin:

Vycor Medical recorded revenue of $1,311,311 from the sale of its products for the year ended December 31, 2018, an increase of $133,248 or 11% over 2017. Following the release of the enhanced VBAS model at the end of September 2017, Vycor took the decision in February 2018, based on surgeon feedback, to accelerate the roll-out of the enhanced model and cease shipment of the previous model. As a result, manufacturing of the enhanced model needed to be accelerated and this caused some delays, which resulted in lost revenue through the first six months of the year, at which point sales had decreased by 15% over the same period in 2017. However, as manufacturing resumed and with surgeons reacting well to the enhanced product, the lost sales were recovered and the division increased revenues by 40% in the second six months of 2018 compared to the same period in 2017, ending the year with revenues increasing 11% over 2017.

Gross margin of 88% was recorded for the year ended December 31, 2018 compared to 83% in 2017.

NovaVision recorded revenues of $198,019 for the year ended December 31, 2018, a decrease of $8,889 from 2017, and gross margin of 91%, compared to 89% for 2017.

Research and Development Expense:

Research and development expenses were $0 in 2018 compared to $3,015 for 2017. Capitalized software development costs in NovaVision for the year ended December 31, 2018 and 2017 were $0 and $2,745, respectively.

General and Administrative Expenses:

General and administrative expenses decreased by $8,464 to $2,183,505 in 2018 from $2,191,969 in 2017. Included within General and Administrative Expenses are non-cash charges for share-based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for 2018 was $625,625, an increase of $65,653 from $559,972 in 2017, primarily as a result of the changed compensation structure for management and Fountainhead. Also included within General and Administrative Expenses are Sales Commissions, which increased by $62,901 to $259,233, mainly as a result of the payment of commissions to an international distributor. The remaining General and Administrative expenses decreased by $137,018 from $1,435,665 to $1,298,647. An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commission expense	$62,901	$-
Legal, professional and other consulting	6,486	-
Investor relations and road show costs	547	-
Board, financial and scientific advisory	(23,596)	62,391
Sales, marketing and travel	(31,696)	-
Payroll	(37,307)	3,262
Other (travel/regulatory/premises)	(51,452)	-
Total change	$(74,117)	$65,653

Impairment of Assets:

While the Company believes there is real intrinsic value in NovaVision, it has made clear in its filings that the business needs to be partnered with an entity with the cash resources and routes to market to enable NovaVision to fulfill its potential. Under the applicable guidance, the intangible assets and capitalized software must be assessed on the basis of the potential future cash flows of the business as it currently exists today; on this basis the Company has concluded the assets of NovaVision are impaired and has made a full provision of $307,576 against these assets during the year ended December 31, 2018, of which $256,790 is in respect of Trademarks and Website and $50,786 is in respect of unamortized software development costs.

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2018 increased $10,754 following the issuance of related party notes for 2018 to $11,434 from $680 for 2017. Other Interest expense for 2018 increased by $278 to $48,800 from $48,522 for 2017.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017	$ Change
Cash	$86,481	$206,213	$(119,732)
Accounts receivable, inventory and other current assets	$543,165	$402,295	$140,870
Total current liabilities	$(1,812,604)	$(1,368,015)	$(444,589)
Working capital	$(1,182,958)	$(759,507)	$(423,451)
Cash provided by financing activities	$200,421	$863,851	$(663,430)

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principal components of cash used in operating activities during the year ended December 31, 2018 and 2017, with a commentary of changes during the periods and known or anticipated changes:

	December 31, 2018	December 31, 2017	$ Change
Net loss	$(1,379,356)	$(1,477,045)	$97,689

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$177,351	$289,975	$(112,624)
Impairment of assets	$307,576	-	$(307,576)
Share based compensation	$625,625	$334,972	$290,653
Accrued share based compensation	-	$225,000	$(225,000)
Warrant issuance expense	-	$120,788	$(120,788)
Gain or loss on foreign exchange	$1,387	$(1,477)	$2,864
Other	$6,279	$44,760	$(38,481)
	$1,118,218	$1,014,018	$104,200

Net loss adjusted for non-cash items	$(261,138)	$(463,027)	$201,889
Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	$(61,685)	$(108,397)	$46,712
Inventory	$4,482	$(54,573)	$59,055
Prepaid expenses and net insurance financing repayments	$2,837	$18,162	$(15,325)
Accrued interest (not paid in cash)	$59,434	$48,680	$10,754
Other	$3,169	$33,254	$(30,085)
	$8,237	$(62,874)	$71,111

Cash used in operating activities, adjusted for net insurance repayments	$(252,901)	$(525,901)	$273,000

The adjustments to reconcile net loss to cash used of $810,642 in the period have no impact on Liquidity. The decrease net loss (as adjusted for non-cash items) by $201,889 to $261,138 was primarily due to an increase in gross profit and a reduction in cash operating expenses during the period, resulting in a reduction in operating loss. The net change in accounts receivable, accounts payable and accrued liabilities is the result of a reduction in accounts receivable and accounts payable, offset by an increase in accrued liabilities. The Company is in the process of modifying the VBAS product suite to make it easier to integrate with IGS. The first phase of this project was completed in September 2017 and additional inventory of $104,615 was purchased during the period. The Company anticipates completing the second phase of this project during the next six months and as a result will purchase additional new inventory of approximately $96,000.

Investing Activities. Cash used in investing activities for the year ended December 31, 2018 was $63,523, which primarily reflected expenditure on the second phase of modifying the VBAS product suite to make it easier to integrate with IGS. The Company anticipates additional expenditures for this second phase during 2019, including work to obtain regulatory approvals, of approximately $120,000

Financing Activities. During the year ended December 31, 2018 the Company received funds of $193,000 in respect of loans from Fountainhead and Peter Zachariou (the Company’s Chief Executive Officer).

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,379,356 and $1,477,045 for the years ending December 31, 2018 and 2017 respectively and has not generated cash flows from operations. As at December 31, 2018 the Company had stockholder’s deficit of $768,827, cash of $86,481 and a working capital deficiency of $316,944, excluding related party liabilities of $866,014. As a result these conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a reduction in cash operating losses2 and, while operating expenses generally are greater in the first two quarters, the Company generated a cash operating profit2 in both the 3rd and 4th quarters. For Vycor Medical this plan includes in particular: increasing market penetration in the US through targeted focus group programs with surgeons, closer cooperation with complementary product manufacturers and tight management of the distribution network; increasing international growth particularly in Europe and other territories where we are not represented or under represented; and continued new product development. The first phase of modification of the existing VBAS product range to make it more easy to use with the most common IGS systems was completed in September 2017 and has been well received by surgeons; we are continuing our roll-out of this model through hospital inventories. The second phase of the development of further IGS integration will be completed in 2019. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or established distribution channels in the various target markets and the financial resources to market and distribute the products effectively. The Company is in the process of identifying and talking to such partners. The range of alternatives for NovaVision could comprise distribution and marketing partnerships, licensing, merger, sale and/or a significant restructuring of its activities.

However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2020 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $232,765, which has a maturity date of December 31, 2019, having been extended on a number of occasions from its initial due date of June 11, 2011. The Company would intend to seek an extension to the note, although it is not known whether the note will be extended or the terms of any extension. Fountainhead, the Company’s largest shareholder, is currently providing working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

2 Operating Loss or Profit before Depreciation, Amortization and non-cash Stock Compensation

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2018 and 2017 patient deposits amounted to $44,605 and $41,172, respectively, and are included in other current liabilities.

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

While the Company believes there is real intrinsic value in NovaVision, it has made clear in its filings that the business needs to be partnered with an entity with the cash resources and routes to market to enable NovaVision to fulfill its potential. Under the applicable guidance, the intangible assets and capitalized software must be assessed on the basis of the potential future cash flows of the business as it currently exists today; on this basis the Company has concluded the assets of NovaVision are impaired and has made a full provision of $307,576 against these assets during the year ended December 31, 2018, of which $256,790 is in respect of Trademarks and Website and $50,786 is in respect of unamortized software development costs.

Software Development Costs

The authoritative accounting guidance requires software development costs to be capitalized upon completion of the preliminary project stage. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method over the estimated life of five years. As part of the impairment review referred to above, software development costs were written down by $50,786 to $0 during the year ended December 31, 2018.

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers and all the related amendments (new revenue standard) to all contracts. The adoption of the new accounting standard had no impact on company’s consolidated financial statements.

Vycor Medical generates revenue from the sale of its surgical access system to hospitals and other medical professionals. Vycor Medical records revenue from product sales when obligations under the terms of a contract with customers are satisfied. Generally, this occurs with the transfer of control of the goods to customers. Vycor Medical does not provide for product returns or warranty costs.

Vycor determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when Vycor satisfy a performance obligation

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended December 31, 2018 and 2017 was $6,279 and $44,760, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders and the Board of Directors
of Vycor Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vycor Medical, Inc. (“the Company”) as of December 31, 2018, and the related consolidated statements of comprehensive loss, stockholders’ deficiency, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred net losses since inception, including a net loss of $1,379,356 for the year ended December 31, 2018, and has not generated cash flows from its operations. As of December 31, 2018, the Company had working capital deficiency of $316,944, excluding related party liabilities of $866,014. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

March 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vycor Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vycor Medical, Inc (the Company) as of December 31, 2017, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to the financial statements, the Company has incurred a net loss since inception, including a net loss of $1,477,045 for the year ended December 31, 2017, and has not generated cash flows from operations. As of December 31, 2017, the Company had working capital deficiency of $197,297, excluding related party liabilities of $562,210. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2007

Hackensack, New Jersey

March 29, 2018

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$86,481	$206,213
Trade accounts receivable	257,468	110,422
Inventory	203,122	213,883
Prepaid expenses and other current assets	82,575	77,990
Total Current Assets	629,646	608,508

Fixed assets, net	372,641	489,170

Intangible and Other assets:
Trademarks	-	251,157
Patents, net of accumulated amortization	35,303	81,064
Website, net of accumulated amortization	187	10,389
Security deposits	6,000	9,169
Total Intangible and Other assets	41,490	351,779
TOTAL ASSETS	$1,043,777	$1,449,457

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$92,955	$141,319
Accrued interest: Other	232,765	184,765
Accrued interest: Related party	24,274	12,840
Accrued liabilities - Other	295,056	161,328
Accrued liabilities - Related Party	648,740	549,370
Notes payable: Related Party	193,000	-
Notes payable: Other	325,814	318,393
Total Current Liabilities	1,812,604	1,368,015

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,306 and 270,306 issued and outstanding as at December 31, 2018 and December 31, 2017 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at December 31, 2018 and 25,000,000 shares authorized at December 31, 2017, 23,244,028 and 19,925,322 shares issued and 23,140,694 and 19,821,988 outstanding at December 31, 2018 and 2017 respectively	2,324	1,993
Additional Paid-in Capital	27,771,868	26,921,574
Treasury Stock (103,334 shares of Common Stock as at December 31, 2018 and 2017 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(28,669,686)	(26,965,960)
Accumulated Other Comprehensive Income (Loss)	127,673	124,841
Total Stockholders’ Equity (Deficiency)	(768,827)	81,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,043,777	$1,449,457

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

	For the year ended December 31,
	2018	2017

Revenue	$1,509,330	$1,384,971
Cost of Goods Sold	169,598	227,134
Gross Profit	1,339,732	1,157,837

Operating expenses:
Research and development	-	3,015
Depreciation and Amortization	166,386	275,416
Selling, general and administrative	2,183,505	2,191,969
Impairment of assets	307,576	-
Total Operating expenses	2,657,467	2,470,400
Operating loss	(1,317,735)	(1,312,563)

Other income (expense)
Interest expense: Other	(48,800)	(48,522)
Interest expense: Related Party	(11,434)	(680)
Gain (loss) on foreign currency exchange	(1,387)	1,477
Other income and expense	-	4,031
Warrant issuance expense	-	(120,788)
Total Other Income (expense)	(61,621)	(164,482)

Loss Before Credit for Income Taxes	(1,379,356)	(1,477,045)
Credit for income taxes	-	-
Net Loss	(1,379,356)	(1,477,045)
Preferred stock dividends	(324,370)	(324,370)
Net Loss available to common shareholders	(1,703,726)	(1,801,415)
Comprehensive Loss
Foreign Currency Translation Adjustment	(2,832)	5,278
Comprehensive Loss	$(1,382,188)	$(1,471,767)

Net Loss Per Share
Basic and diluted	$(0.08)	$(0.10)

Weighted Average Number of Shares Outstanding – Basic and Diluted	21,599,118	18,373,355

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Equity (Deficiency)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2016	11,439,357	$1,144	1	$0	270,306	$27	(103,334)	$(1,033)	$25,007,850	$(25,164,545)	$130,119	(26,438)
Issuance of stock for board and consulting fees	2,343,885	235							496,637			496,872
Issuance of warrants related to 2014 Debt Preferred exchange agreement	-	-							120,788			120,788
Directors deferred compensation granted									84,000			84,000
Share based compensation issued to management/employees									1,609			1,609
Issuance of shares and warrants pursuant to offering, net	6,070,078	607							1,191,256			1,191,863
Issuance of shares pursuant to exercise of warrants	72,002	7							19,434			19,441
Accumulated Comprehensive Loss											(5,278)	(5,278)
Net loss for year ended December 31, 2017										(1,801,415)		(1,801,415)

Balance at December 31, 2017	19,925,322	1,993	1	0	270,306	27	(103,334)	(1,033)	26,921,574	$(26,965,960)	124,841	81,442
Issuance of stock for board and consulting fees	2,204,770	220							674,780			675,000
Directors deferred compensation granted									84,000			84,000
Share based compensation issued to management/employees									91,625			91,625
Issuance of shares pursuant to exercise of warrants	1,113,936	111							(111)			-
Accumulated Comprehensive Loss											2,832	2,832
Net loss for year ended December 31, 2018										(1,703,726)		(1,703,726)
Balance at December 31, 2018	23,244,028	$2,324	1	$0	270,306	$27	(103,334)	$(1,033)	$27,771,868	$(28,669,686)	$127,673	$(768,827)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,379,356)	$(1,477,045)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	50,331	162,076
Depreciation of fixed assets	127,020	127,899
Impairment of assets	307,576	-
Inventory provision and write-off	6,279	44,760
Share based compensation	625,625	334,972
Accrued liabilities - Related party	-	225,000
(Gain) loss on foreign exchange	1,386	(1,477)
Warrant issuance expense	-	120,788

Changes in assets and liabilities:
Accounts receivable	(147,047)	38,362
Inventory	4,482	(54,573)
Prepaid expenses	(4,584)	16,625
Accrued interest to related party	11,434	680
Accrued interest other	48,000	48,000
Accounts payable	(48,364)	(108,630)
Accrued liabilities - Other	133,726	(38,129)
Security Deposit	3,169	33,254
Cash used in operating activities	(260,322)	(527,438)
Cash flows from investing activities:
Purchase of fixed assets	(63,523)	(183,258)
Cash used in investing activities	(63,523)	(183,258)
Cash flows from financing activities:
Net proceeds from issuance of common stock, net	-	842,873
Issuance of shares pursuant to exercise of warrants	-	19,441
Proceeds from issuance of Notes Payable: Related Party	193,000	-
Proceeds net of repayment of Notes Payable - Other	7,421	1,537
Cash provided by financing activities	200,421	863,851
Effect of exchange rate changes on cash	3,692	(3,801)
Net decrease in cash	(119,732)	149,354
Cash at beginning of year	206,213	56,859
Cash at end of year	$86,481	$206,213

Supplemental Disclosures of Cash Flow information:
Non-Cash Transactions:
Conversion into Common Stock of Notes Payable: Related Party	$-	$(248,000)
Proceeds from monies in Escrow Related Party - Offering	$-	$(101,000)
Common Stock issued to related party for accrued compensation	$225,000	$-

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

Ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,379,356 for the year ending December 31, 2018 and has not generated cash flows from operations. As at December 31, 2018 the Company had a working capital deficiency of $316,944, excluding related party liabilities of $866,014. As a result, these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses for both the Vycor Medical and NovaVision divisions. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $232,765, which has a maturity date of December 31, 2019, having been extended on a number of occasions from its initial due date of June 11, 2011. The Company will intend to seek an extension to the note, although it is not known whether the note will be extended or the terms of any extension. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2020 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, is currently providing working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations

2. SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers and all the related amendments (new revenue standard) to all contracts. The adoption of the new accounting standard had no impact on company’s consolidated financial statements.

Vycor Medical generates revenue from the sale of its surgical access system to hospitals and other medical professionals. Vycor Medical records revenue from product sales when obligations under the terms of a contract with customers are satisfied. Generally, this occurs with the transfer of control of the goods to customers. Vycor Medical does not provide for product returns or warranty costs.

Vycor determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when Vycor satisfy a performance obligation

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

As part of the adoption of ASC 606, see Note 5 to the Consolidated Financial Statements for further disaggregation of revenue.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution in the U.S. are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2018 and 2017 patient deposits amounted to $44,605 and $41,172, respectively, and are included in Accrued Liabilities.

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

Inventories

Inventories consist of raw materials, work in process and finished goods that are stated at the lower of cost determined using the weighted average cost method or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory obsolescence for the years ended December 31, 2018 and 2017 was $6,729 and $44,760, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of comprehensive loss.

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

While the Company believes there is real intrinsic value in NovaVision, it has made clear in its filings that the business needs to be partnered with an entity with the cash resources and routes to market to enable NovaVision to fulfill its potential. Under the applicable guidance, the intangible assets and capitalized software must be assessed on the basis of the potential future cash flows of the business as it currently exists today; on this basis the Company has concluded the certain assets of NovaVision are impaired and has made a full provision of $307,576 against these assets during the year ended December 31, 2018, of which $256,790 is in respect of Trademarks and Website and $50,786 is in respect of unamortized software development costs.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2018 and 2017, the amounts charged to research and development expenses were $0 and $3,015, respectively.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. For the years ended December 31, 2018 and 2017, the amounts capitalized for software development were $0 and $2,745 respectively, for the Company’s VRT 7.0 and NeuroEyeCoach programs. As part of the impairment review referred to above, software development costs were written down by $50,786 to $0 during the year ended December 31, 2018.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	December 31,	December 31,
	2018	2017
Stock options outstanding	1,380,000	725,557
Warrants to purchase common stock	3,717,826	6,929,386
Debentures convertible into common stock	2,652,568	2,308,405
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	775,911	510,527
Total	9,798,357	11,745,927

Recent Accounting Pronouncements

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statement presentation or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material effect on the Company’s unaudited condensed consolidated financial statements.

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

3. INVENTORY

	December 31, 2018	December 31, 2017

Raw materials and work in process	$59,325	$80,139
Finished goods	143,797	133,744
Total Inventory	$203,122	$213,883

4. NOTES PAYABLE

Other Notes Payable

Other Notes Payable consists of:

	December 31, 2018	December 31, 2017
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to December 31, 2019. See further note below.	$300,000	$300,000
Insurance policy finance agreements.	25,814	18,393
Total Other Notes Payable	$325,814	$318,393

On January 24, 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 2,308,405 shares of Common Stock. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. In addition, the Company agreed to issue warrants to purchase the same number of shares of Common Stock at $0.27, the same terms as the 2018 Offering, exercisable for three years from January 1, 2018, if and when the conversion option is exercised. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

Related Party Notes Payable consists of:

	December 31, 2018	December 31, 2017
On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee.	30,000	-
Between March 26, 2018 and July 18, 2018 the Company issued various promissory notes to Fountainhead Capital Management Limited for $163,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. One note became due on March 26, 2019 and was extended for another twelve months.	163,000	-

Total Related Party Notes Payable	$193,000	$-

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

	Twelve Months Ended December 31,
	2018	2017
Revenue:
Vycor Medical	$1,311,311	$1,178,063
NovaVision	$198,019	$206,908
	$1,509,330	$1,384,971
Gross Profit
Vycor Medical	$1,160,118	$973,883
NovaVision	$179,614	$183,954
	$1,339,732	$1,157,837

	December 31, 2018	December 31, 2017
Total Assets:
Vycor Medical	$981,553	$977,145
NovaVision	62,224	472,312
Total Assets	$1,043,777	$1,449,457

(b) Geographic information. The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Twelve Months Ended December 31,
	2018	2017
Revenue:
United States	$1,406,101	$1,282,527
Europe	$103,229	$102,444
	$1,509,330	$1,384,971
Gross Profit
United States	$1,248,257	$1,067,243
Europe	$91,475	$90,594
	$1,339,732	$1,157,837

	December 31,	December 31,
	2018	2017
Total Assets:
United States	$981,553	$1,263,197
Europe	62,224	186,260
Total Assets	$1,043,777	$1,449,457

6. FIXED ASSETS

Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated	December 31,	December 31,
	Useful Lives	2018	2017

Machinery and equipment	3 years	$137,503	$138,258
Leasehold Improvements	3 years	7,989	8,881
Purchased Software	3 years	27,706	27,706
Molds and Tooling	5 years	660,798	608,699
Furniture and fixtures	7 years	26,120	26,120
Therapy Devices	3 years	130,415	123,739
Internally Developed Software	5 years	379,782	1,190,336
		1,370,313	2,123,739
Less: Accumulated depreciation and amortization		(997,670)	(1,634,569)
Fixed Assets, net		$372,643	$489,170

Depreciation expense for the years ended December 31, 2018 and 2017 was $127,020 and $127,899 respectively, including $10,965 and $14,558 respectively for Therapy Devices which is allocated to Cost of Sales.

As part of the impairment review referred to in Note 7, software development costs were written down by $50,786 to $0 during the year ended December 31, 2018.

7. INTANGIBLE ASSETS

Intangible Assets consists of:

	December 31,
	2018	2017
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$865,639	$865,639
Accumulated Amortization	(830,336)	(784,575)
	$35,303	$81,064
Amortized intangible assets: Website (5 years useful life)
Gross carrying Amount	$20,382	$50,760
Accumulated Amortization	$(20,195)	$(40,371)
	$187	$10,389
Intangible assets not subject to amortization
Trademarks	$-	$251,157

Intangible asset amortization expense for the periods ended December 31, 2018 and 2017 was $50,331 and $162,076, respectively.

While the Company believes there is real intrinsic value in NovaVision, it has made clear in its filings that the business needs to be partnered with an entity with the cash resources and routes to market to enable NovaVision to fulfill its potential. Under the applicable guidance, the intangible assets and capitalized software must be assessed on the basis of the potential future cash flows of the business as it currently exists today; on this basis the Company has concluded the assets of NovaVision are impaired and has made a full provision of $307,576 against these assets during the year ended December 31, 2018, of which $256,790 is in respect of Trademarks and Website and $50,786 is in respect of unamortized software development costs.

8. EQUITY

Increase in Authorized Share Capital

On February 9, 2018, the Board of Directors of the Company unanimously adopted a resolution seeking stockholder approval to (a) amend the Company’s Certificate of Incorporation to increase the number of authorized Company Common Shares from 25,000,000 to 55,000,000 and (b) to adopt the Company’s 2018 Stock Incentive Plan. Thereafter, on February 9, 2018, pursuant to the By-Laws of the Company and applicable Delaware law, stockholders holding in excess of fifty percent (50%) of the votes entitled to be cast on the aforementioned two matters (identified in the section entitled “Voting Securities and Principal Holders Thereof”) adopted a resolution to authorize the Board of Directors, in its sole discretion, to increase the number of authorized shares of Company Common Stock from 25,000,000 to 55,000,000 and adopt the Company’s 2018 Stock Incentive Plan

Equity Transactions

From January to December 2018, the Company granted 265,384 shares of Common Stock (valued at $84,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until January 15th of the year following termination of their services as a director. As of December 31, 2018 these shares have yet to be issued.

During January to December 2018, the Company issued 2,204,770 shares of Common Stock to Fountainhead for fees of $675,000 of which $225,000 was accrued at December 31, 2017 in accordance with the terms of a Consulting Agreement.

On April 20, 2018, the Company issued an aggregate of 1,113,936 shares of Company Common Stock on the cashless exercise of an aggregate of Warrants to purchase 3,111,560 shares of Common Stock.

From January to December 2017, the Company granted 334,048 shares of Common Stock (valued at $84,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until January 15th of the year following termination of their services as a director. As of December 31, 2018 these shares have yet to be issued.

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

Private Placement.

On January 11 and February 23, 2017, the Company completed the sale of $1,274,717 in shares of Vycor Common Stock (each a “Share”) and Warrants (together with the Shares, the “Securities”) to accredited investors (the “Investors”). The Shares were issued in a private placement (the “Private Placement”) pursuant to the terms of Stock Purchase Agreements between the Company and each of the Investors, and was limited to current shareholders of the Company as of November 9, 2017 (the “Record Date”).

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

Warrants and Options

In August 2014, Fountainhead, Peter Zachariou (“the Related Party Noteholders”) and Craig Kirsch (collectively, the “Noteholders”) agreed, pursuant to a Securities Exchange Agreement (“Exchange Agreement”), to exchange their outstanding debt from the Company into shares of Company Series D Convertible Preferred Stock. Pursuant to the Exchange Agreement, on August 5, 2017 (the 3rd anniversary of the exchange) the Noteholders were issued warrants exercisable into 628,619 shares of Common Stock, at a price of $0.30 per share, of which the Related Party Noteholders were issued warrants exercisable into 599,651 shares of Common Stock. The warrants expire on August 4, 2020 and were valued at $120,788 (of which $115,222 related to the Related Party Noteholders) and included in Other Income/Expense, Warrant Issuance Expense for the year ended December 31, 2017.

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2016	6,007,048	$2.57
Granted	6,901,388	0.27
Exercised	(72,002)	0.27
Cancelled or expired	(5,907,048)	1.88
Outstanding at December 31, 2017	6,929,386	$0.31
Granted	-	-
Exercised	(3,111,560)	$0.28
Cancelled or expired	(200,000)	$2.56
Outstanding at December 31, 2018	3,617,826	$0.27

STOCK OPTIONS:

		Weighted average
		exercise price
	Number of shares	per share
Outstanding at December 31, 2016	705,557	$0.97
Granted (see Note 9)	20,000	0.27
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2017	725,557	$0.95
Granted/Vested (see Note 9)	680,000	0.28
Exercised	-	-
Cancelled or expired	(25,557)	5.97
Outstanding at December 31, 2018	1,380,000	$0.53

As of December 31, 2018, the weighted-average remaining contractual life of outstanding warrants and options is 1.11 and 1.35 years, respectively.

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

For the years ended December 31, 2018 and 2017, the Company recognized share-based compensation of $4,871 and $1,609, respectively for the issuance of stock options to management and employees.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of December 31, 2018 there were no awards of any stock appreciation rights.

Non-Employee Stock Compensation

Aggregate stock-based compensation for stock and warrants granted to non-employees for the years ended December 31, 2018 and 2017 was $625,625 and $558,363. The expense related to stock not issued during the years ended December 31, 2018 and 2017 comprise: $84,000, respectively for both years, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan; and $86,754 related to the issuance of 660,000 options in the year ended December 31, 2018 discussed below. As of December 31, 2018, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

During the year ended December 31, 2018 and 2017, options with a value of $216,582 and $86,754, respectively, were granted to Fountainhead with performance vesting conditions, (see Note 12). The performance conditions of the options granted during 2017 were met and these options became fully vested in June 2018 and recognized as stock compensation during the period. The value of the 2018 options will not be recognized as share-based compensation unless or until the Company concludes that it is probable the performance conditions will be achieved.

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

The stock compensation expensed during the year ended December 31, 2018 resulted from the issuance of Common Stock on the date of vesting, valued on the date of issuance and options. The following assumptions were used in calculations of the Black-Scholes option pricing model for option-based stock compensation in year ended December 31, 2017:

	Year ended December 31,
	2018	2017
Risk-free interest rates	1.72-2.41%	1.50%
Expected life	1.5 – 4.0 years	1.5 – 3.0 years
Expected dividends	0%	0%
Expected volatility	102-107%	104%
Vycor Common Stock fair value	$0.20-0.49	$0.20 - 0.30

10. INCOME TAXES

Loss Before Taxes

	December 31, 2018	December 31, 2017
Domestic	$1,077,557	$1,304,136
Foreign	301,799	172,909
	$1,379,356	$1,477,045

The reconciliation of income tax expense at the U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017

US statutory rate	$(289,665)	$(516,966)
Tax difference between foreign and U.S.	(12,732)	10,248
Change in Valuation Allowance	302,397	506,718
Tax Provision	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017
Operating loss carry-forward	$18,600,000	$17,700,000
Deferred tax asset before Valuation allowance	3,906,000	6,195,000
Valuation allowance	(3,906,000)	(6,195,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2018 and December 31, 2017.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Since the Company’s foreign subsidiaries have not generated income and have no accumulated earnings, the Company believes that the Tax Act will not have a significant impact on the Company’s consolidated financial statements.

Net Operating Loss Carry-Forwards

Under the Tax Act, net operating loss carryforwards generated for tax years beginning after December 31, 2017, will have an indefinite carryforward period.

As of December 31, 2018 and 2017, the Company had U.S. accumulated losses for tax purposes of approximately $18,600,000 and $17,700,000 respectively, which may be carried forward and offset against U.S. taxable income. $17,700,000 expires during the tax years 2027 through 2037 and $900,000 can be carryforward indefinitely.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2018 and 2017, the Company had German accumulated losses for tax purposes of approximately $1,195,915 and $1,633,000 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership.

As of December 31, 2018 and 2017, the Company had UK accumulated losses for tax purposes of approximately $234,000 and $249,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates

The applicable US income tax rate for the Company for both of the years ended December 31, 2018 and 2017 was 21% and 35%, respectively. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2018 and 2017 was 31.58%; the UK applicable rate for both the years ended December 31, 2018 and 2017 was 19%.

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

Uncertain Tax Position

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2018 and 2017. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

11. COMMITMENTS AND CONTINGENCIES

Lease

The Company leased office space located at 6401 Congress Ave., Suite 140, Boca Raton, FL 33487 from Catexor Limited Partnership for a gross rent of approximately $14,260 plus sales tax per month. The term of the lease was 5 years and 6 months and terminated July 30, 2017. Effective August 1, 2017 the Company leased office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020. The Company’s subsidiary in Germany occupies premises on a short-term lease agreement. Rent expense for the year ended December 31, 2018 and 2017 was $99,458 and $158,278 respectively.

Potential German tax liability

In June 2012 the Company’s German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $94,000). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed legal amendments, and the Company agreed to make monthly payments on account, which were completed in October 2016. Accordingly, the Company has made no provision for this liability for years ended December 31 2018 and 2017 respectively, other than recording the monthly payments as an expense.

12. CONSULTING AND OTHER AGREEMENTS

The following agreement remained in force during the year ended December 31, 2018:

Consulting Agreement with Fountainhead

In March 2017 and effective April 1, 2017, the Company amended the Fountainhead Consulting Agreement (“the Amended Agreement”). Under the Amended Agreement, fees of $450,000 are payable to Fountainhead, with an option to receive $5,000 per month in cash and the remainder payable in Company Common Stock issued at the higher of $0.21 and the average price for the 30 days prior to issuance, and deliverable at the end of each fiscal quarter. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of its fees in cash subject to certain future liquidity events and Board approval. Under the Amended Agreement, Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at $0.27 per share. Vesting of these options was subject to the achievement of certain milestones; these milestones were achieved and the options fully vested on June 30, 2018 (see Note 8).

In March 2018 Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2018 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at an exercise price of $0.46 (the average closing price for the 5 trading days before the grant). Vesting of these options is subject to the achievement of certain milestones by March 31, 2019.

During the year ended December 31, 2018, under the terms of the Amended Agreement, Fountainhead received total fees of $450,000, which were paid through the issuance of 1.498,929 shares of Company Common Stock. Also under the terms of the Agreement, Fountainhead was issued $225,000 in fees accrued as at December 31, 2017 through the issuance of 705,841 shares of Company Common Stock.

13. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou, and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2018, 53% of the Company’s Common Stock and 95% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant for Fountainhead.

As referred to in Note 4, on January 24, 2018 the Company entered into the Amendment with EuroAmerican. regarding its $300,000 Note. Under the Amendment, EuroAmerican granted a right of first refusal prior to converting or selling the Note a) first to Vycor to redeem the Note and accrued interest at face value and b) if not exercised second to Fountainhead to purchase the Note and accrued interest at face value on the same terms.

In March 2017 Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2008 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at an exercise price of $0.27, subject to performance vesting conditions. These options became fully vested in June 2018 following the achievement of the milestones (see Note 9).

In March 2018 Fountainhead was granted options pursuant to the Vycor Medical, Inc. 2018 Stock Option Plan, to purchase 660,000 shares of Company Common Stock at an exercise price of $0.46 (the average closing price for the 5 trading days before the grant). Vesting of these options is subject to the achievement of certain milestones by March 31, 2019.

During the year ended December 31, 2018, under the terms of the Consulting Agreement referred to in Note 12, the Company issued 2,204,770 shares of Common Stock to Fountainhead for fees of $675,000 of which $225,000 was accrued at December 31, 2017.

During the year ended December 31, 2018, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which an aggregate of $309,424 Preferred D Stock dividends were in respect of related parties.

During the year ended December 31, 2018 the Company issued unsecured loan notes to Fountainhead for a total of $163,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

During year ended December 31, 2018, the Company issued unsecured loan notes to Peter Zachariou for a total of $30,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

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

During the year ended December 31, 2017, under the terms of the Amended Agreement referred to in Note 12, Fountainhead received total fees of $367,500, of which $135,300 was paid through the issuance of 644,286 shares of Company Common Stock, $7,200 was paid in cash and $225,000 was paid by shares of common stock in 2018 (see Note 8).

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

There were no other related party transactions during the years ended December 31, 2018 and 2017.

14. CONCENTRATION

Vycor sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals. The sales to one international distributor represented 14% of total sales for the year ended December 31, 2017.

15. SUBSEQUENT EVENTS

The Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the financial statements.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The Company’s management, including the Company’s CEO and CFO, do not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

On February 9, 2018, the Board of Directors of the Company unanimously adopted a resolution seeking stockholder approval to (a) amend the Company’s Certificate of Incorporation to increase the number of authorized Company Common Shares from 25,000,000 to 55,000,000 and (b) to adopt the Company’s 2018 Stock Incentive Plan. Thereafter, on February 9, 2018, pursuant to the By-Laws of the Company and applicable Delaware law, stockholders holding in excess of fifty percent (50%) of the votes entitled to be cast on the aforementioned two matters (identified in the section entitled “Voting Securities and Principal Holders Thereof”) adopted a resolution to authorize the Board of Directors, in its sole discretion, to increase the number of authorized shares of Company Common Stock from 25,000,000 to 55,000,000 and adopt the Company’s 2018 Stock Incentive Plan.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	57
David Marc Cantor	President and a Director	52
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	60
Steven Girgenti	Director	73
Oscar Bronsther, M.D.	Director	66
Lowell Rush	Director	62

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

Adrian Christopher Liddell has been Chairman of the Board and a Director of the Company since January 2010, and serves as the Company’s CFO. He is also an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. Mr. Liddell has over 30 years of strategic, corporate and financial advisory and company investment experience. From 2003-2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003, Mr. Liddell served as Managing Director, Mergers & Acquisitions at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998, Mr. Liddell held various positions in corporate finance and mergers & acquisitions at Lehman Brothers and Samuel Montagu & Co, in London. Mr. Liddell qualified as a Chartered Accountant in 1984 and holds an MA, Hons. from Christ’s College, University of Cambridge.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2018 and 2017, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2018 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non- Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings($)	All other Compensation($)	Total($)
Peter Zachariou	2018	$—	—	—	—	—	—	—	—
CEO	2018	$—	—	—	—	—	—	—	—
David Cantor	2018	$—	—	—	—	—	—	—	—
President	2018	$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

		Option Awards
Name	Grant Date	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price($)	Option Expiration Date
Adrian Liddell	3/23/2016	-	220,000	$0.78	3/22/2019
David Cantor	3/23/2016	-	220,000	$0.78	3/22/2019
Peter C. Zachariou	3/23/2016	-	220,000	$0.78	3/22/2019

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	1,320,000	$0.53	994,069
Equity compensation plans not approved by security holders	-	-	-
Total	1,320,000	$0.53	994,069

(1)	As of December 31, 2018. Excludes 5,557 Options which expired February 13, 2018

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
None

Total		-

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

Compensation of Directors

During the period January 1, 2018 through December 31 2018, we granted Steven Girgenti, Oscar Bronsther, M.D. and Lowell Rush a total of 78,852, 93,266 and 93,266 shares of the Company’s Common Stock respectively for their service to the Board of Directors under the Company’s Deferred Compensation Plan. Under this Plan, the directors may defer their director’s compensation to the January 15th following the termination of their service as a director. All of the above-mentioned Stock was granted under the Plan. Each of Mr. Girgenti, Dr. Bronsther and Mr. Rush are entitled to receive $7,000 in cash or stock at the option of the company per quarter. No other directors of the Company receive compensation for their service to the Company other than as disclosed under Employment Agreements above.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Steven Girgenti	325,452	1.39%
Common Stock	Oscar Bronsther, M.D	306,951	1.31%
Common Stock	Lowell Rush	294,988	1.26%
Common Stock	Adrian Christopher Liddell	220,000	0.94%
Common Stock	Marc David Cantor	220,000	0.94%
Common Stock	Peter C. Zachariou	268,856	1.15%
Series D Preferred Stock	Peter C. Zachariou	69,487	25.71%
Common Stock	All executive officers and directors as a group	1,636,247	6.65%
Series D Preferred Stock	All executive officers and directors as a group	69,487	25.71%
Common Stock	Fountainhead Capital Management Limited 17 Bond Street, St. Helier, Jersey JE2 3NP	12,964,810	54.47%
Series D Preferred Stock	Fountainhead Capital Management Limited 17 Bond Street, St. Helier, Jersey JE2 3NP	188,363	95.4%

(1) In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In the case of directors, the number of shares includes shares granted but not issued under the director’s Deferred Compensation Plan. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on March 22, 2019, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and the issuance of shares granted but not issued under the director’s Deferred Compensation Plan; and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 22, 2019 (23,140,694 shares of Common Stock and 270,307 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options or that can be issued under the director’s Deferred Compensation Plan. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Please refer to Financial Statement, Note 13, which is incorporated in its entirety by this reference.

Director Independence

As of March 22, 2019, of our six (6) directors, Steven Girgenti, Oscar Bronsther and Lowell Rush are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2018 and December 31, 2017, respectively, were approximately $51,000 and $49,500.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2018 and 2017 were $1,500 and $1,500 respectively.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for 2018 or 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Reports of Prager Metis CPAs, LLC and Paritz & Co., P.C., Independent Registered Certified Public Accounting Firms

●	Balance Sheets as of December 31, 2018 and 2017 (audited)

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017 (audited)

●	Statements of Stockholders’ Deficit from January 1, 2018 to December 31, 2018 (audited)

●	Statement of Cash Flows for the years ended December 31, 2018 and 2017 (audited)

●	Notes to Financial Statements (audited)

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

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)

Date	March 29, 2019

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	March 29, 2019

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	March 29, 2019

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	March 29, 2019

By:	/s/ Steven Girgenti
Steven Girgenti
Director

Date	March 29, 2019

By:	/s/ Oscar Bronsther, M.D.
Oscar Bronsther, M.D.
Director

Date	March 29, 2019

By:	/s/ Lowell Rush
Lowell Rush
Director

Date	March 29, 2019

