Form 10-Q
period 2019-03-31
VYCOR MEDICAL INC
filed 2019-05-13
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2019

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

There were 23,681,408 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of May 10, 2019.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$101,054	$86,481
Trade accounts receivable	259,957	257,468
Inventory	254,386	203,122
Prepaid expenses and other current assets	154,412	82,575
Total Current Assets	769,809	629,646

Fixed assets, net	363,505	372,641

Intangible and Other assets:
Patents, net of accumulated amortization	32,309	35,303
Website, net of accumulated amortization	-	187
Other Assets – Long Term	25,145	6,000

Total Intangible and Other assets	38,309	41,490
TOTAL ASSETS	$1,190,768	$1,043,777

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$178,604	$92,955
Accrued interest: Other	244,601	232,765
Accrued interest: Related party	29,033	24,274
Accrued liabilities – Other	327,760	295,056
Accrued liabilities - Related Party	810,925	648,740
Notes payable: Other	347,643	325,814
Notes payable: Related Party	210,873	193,000
Total Current Liabilities	2,149,439	1,812,604

Long Term Liabilities – Capital Lease	19,145	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,306 and 270,306 issued and outstanding as at March 31, 2019 and December 31, 2018 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at March 31, 2019 and December 31, 2018, 23,779,742 and 23,244,028 shares issued and 23,676,408 and 23,140,694 outstanding at March 31, 2019 and December 31, 2018 respectively	2,378	2,324
Additional Paid-in Capital	27,905,314	27,771,868
Treasury Stock (103,334 shares of Common Stock as at March 31, 2019 and December 31, 2018 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(29,012,169)	(28,669,686)
Accumulated Other Comprehensive Income (Loss)	127,667	127,673
Total Stockholders’ Equity Deficiency	(977,816)	(768,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,190,768	$1,043,777

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2019	2018

Revenue	$350,666	$325,101
Cost of Goods Sold	36,198	29,343
Gross Profit	314,468	295,758

Operating expenses:
Depreciation and Amortization	15,085	42,003
Selling, General and administrative	462,221	568,305
Total Operating expenses	477,306	610,308
Operating loss	(162,838)	(314,550)

Other income (expense)
Interest expense: Related Party	(4,759)	-
Interest expense: Other	(11,953)	(12,026)
Loss on foreign currency exchange	(748)	(60)
Total Other Income (expense)	(17,460)	(12,086)

Loss Before Credit for Income Taxes	(180,298)	(326,636)
Credit for income taxes	-	-
Net Loss	(180,298)	(326,636)
Preferred stock dividends	(162,185)	(162,185)
Net Loss available to common stockholders	(342,483)	(488,821)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	(6)	(1,162)
Comprehensive Loss	$(342,489)	$(489,983)

Net Loss Per Share
Basic and diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted	23,146,646	19,985,877

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2018	23,244,028	$2,324	1	$0	270,306	$27	(103,334)	$(1,033)	$27,771,868	$(28,669,686)	$127,673	$(768,827)
Issuance of stock for board and consulting fees	535,714	54							112,446			112,500
Directors deferred compensation granted	-								21,000			21,000
Issuance of shares pursuant to exercise of warrants												-
Accumulated Comprehensive Loss											(6)	(6)
Net loss for year ended December 31, 2018										(342,483)		(342,483)
Balance at March 31, 2019	23,779,742	$2,378	1	$0	270,306	$27	(103,334)	$(1,033)	$27,905,314	$(29,012,169)	$127,667	$(977,816)

Balance at December 31, 2017	19,925,322	$1,993	1	$0	270,306	$27	(103,334)	$(1,033)	$26,921,574	$(26,965,960)	$124,841	$81,442
Issuance of stock for board and consulting fees	250,000	25							92,475			92,500
Directors deferred compensation granted									21,000			21,000
Share based compensation issued to management/ employees									4,871			4,871
Accumulated Comprehensive Loss											(1,162)	(1,162)
Net loss for year ended December 31, 2018										(488,821)		(488,821)
Balance at March 31, 2018	20,175,322	$2,018	1	$0	270,306	$27	(103,334)	$(1,033)	$27,039,920	$(27,454,781)	$123,679	$(290,170)

See accompanying notes to financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(180,298)	$(326,636)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	3,181	12,972
Depreciation of fixed assets	14,816	32,346
Inventory provision	3,139	-
Stock based compensation	133,500	25,871
Accrued liabilities - Related Party	-	112,500
Loss on foreign exchange	1,387	-

Changes in assets and liabilities:
Accounts receivable	(2,489)	(20,061)
Inventory	(54,403)	12,880
Prepaid expenses	(24,980)	(40,175)
Security Deposits	-	1,056
Accrued interest - Related Party	4,758	-
Accrued interest - Other	11,836	11,836
Accounts payable	85,649	(11,200)
Accrued liabilities - Other	(14,152)	43,945
Cash used in operating activities	(18,056)	(144,666)
Cash flows from investing activities:
Purchase of fixed assets	(6,325)	(13,230)
Cash used in investing activities	(6,325)	(13,230)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	17,873	30,000
Proceeds net of repayments Notes Payable - Other	21,829	25,166
Cash provided by financing activities	39,702	55,166
Effect of exchange rate changes on cash	(748)	(1,549)
Net increase (decrease) in cash	14,573	(104,279)
Cash at beginning of period	86,481	206,213
Cash at end of period	$101,054	$101,934

Non-Cash Transactions:
Common stock issued to related party for payment of accrued liabilities	$0	$92,500

See Accompanying Notes to Financial Statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Vycor Medical, Inc. (the “Company” or “Vycor”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2018 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The unaudited consolidated financial statements as of and for the three months ended March 31, 2019 and 2018, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $180,298 for the three months ended March 31, 2019 and has not generated cash flows from operations. As of March 31, 2019 the Company had a working capital deficiency of $328,799, excluding related party liabilities of $1,050,831. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses for both the Vycor Medical and NovaVision divisions. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $244,601, which has a maturity date of December 31, 2019, having been extended on a number of occasions from its initial due date of June 11, 2011. The Company will intend to seek an extension to the note, although it is not known whether the note will be extended or the terms of any extension. However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2020 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, is currently providing working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Recent Accounting Pronouncements

The Company adopted Accounting Standards Codification 842, Leases ("ASC 842") in the first quarter of 2019. As a result the Company updated its significant accounting policies for leases below. Refer to Note 4 for additional information related to the Company's lease arrangements and the impact of the adoption of ASC 842 on the Company's consolidated financial statements.

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that, other than as disclosed above, such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Leases

The Company has one leased buildings in Boca Raton, Florida that is classified as operating lease right-of use ("ROU") assets and operating lease liabilities in the Company's consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of Selling, General and Administrative expenses.

The standard was effective for us beginning January 1, 2019. The Company elected the available practical expedients on adoption. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Finance leases are not material to the Company and were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding assets were already recorded in the balance sheet under the previous guidance, ASC 840.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock and convertible debt. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. No dilution adjustment has been made to the weighted average outstanding common shares in the periods presented because the assumed exercise of outstanding options and warrants and the conversion of preferred stock and debt would be anti-dilutive.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	March 31, 2019	March 31, 2018
Stock options outstanding	700,000	720,000
Warrants to purchase common stock	3,717,826	6,829,386
Debentures convertible into common stock	2,593,337	2,364,765
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	875,910	558,612
Total	9,159,125	11,744,815

3.	NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	March 31, 2019	December 31, 2018
On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee.	$30,000	$30,000
In March 2019 and between March 2018 and July 2018 the Company issued various promissory notes to Fountainhead Capital Management Limited for $180,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Four notes were extended for another twelve months on their due dates which will be due between March and May 2020 or on demand by the Payee.	180,873	163,000
Total Related Party Notes Payable	$210,873	$193,000

Other Notes Payable

Other Notes Payable consists of:

	March 31, 2019	December 31, 2018
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On March 19, 2019, the note was extended to December 31, 2019. See further note below.	$300,000	$300,000
Insurance policy finance agreements.	47,643	25,814
Total Notes Payable:	$347,643	$325,814

in January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended until December 31, 2018 and was extended until December 31, 2019 in March 2019. The conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 2,595,337 shares of Common Stock as of March 31, 2019. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. In addition, the Company agreed to issue warrants to purchase 2,308,405 shares of Common Stock at $0.27, the same terms as the 2018 Offering, exercisable for three years from January 1, 2018, if and when the conversion option is exercised. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

4.	LEASES

The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheet at March 31, 2019 (in millions):

	Three Months Ended March 31,
	2019	2018
Operating Lease Assets
Current portion	$50,791	$-
–Long-term portion	19,145	-
	$69,936	$-
Operating Lease Liabilities
Current portion	$46,857	$-
Long-term portion	19,145	-
	$66,002	$-

Long term lease liabilities are due during 2020.

5.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss and which includes Sight Science. Set out below are the revenues, gross profits and total assets for each segment

	Three Months Ended March 31,
	2019	2018
Revenue:
Vycor Medical	$297,106	$277,811
NovaVision	53,560	47,290
	$350,666	$325,101
Gross Profit
Vycor Medical	$266,923	$253,569
NovaVision	47,545	42,189
	$314,468	$295,758

	March 31, 2019	December 31, 2018
Total Assets:
Vycor Medical	$1,060,319	$981,553
NovaVision	64,447	62,224
Total Assets	$1,124,766	$1,043,777

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,
	2019	2018
Revenue:
United States	$320,616	$300,171
Europe	30,050	24,930
	$350,666	$325,101
Gross Profit
United States	$288,291	$273,581
Europe	26,177	22,177
	$314,468	$295,758

	March 31,	December 31,
	2019	2018
Total Assets:
United States	$1,087,869	$1,010,067
Europe	36,897	33,710
Total Assets	$1,124,766	$1,043,777

6.	EQUITY

Common Stock and Stock Grants

During January to March 2019, the Company granted 99,999 shares of Common Stock (valued at $21,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of March 31, 2019 these shares have yet to be issued.

During January to March 2019, the Company issued 535,714 shares of Common Stock to Fountainhead for fees of $112,500 in accordance with the terms of a consulting agreement.

Warrants and Options

The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2018	3,717,826	$0.27
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2019	3,717,826	$0.27

STOCK OPTIONS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2018	1,380,000	$0.53
Granted	-	-
Exercised	-	-
Cancelled or expired	(680,000)	(0.79)
Outstanding at March 31, 2019	700,000	$0.28

As of March 31, 2019, the weighted-average remaining contractual life of outstanding warrants and options is 0.87 and 2.21 years, respectively.

7.	SHARE-BASED COMPENSATION

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

For the three months ended March 31, 2019 and 2018, the Company recognized share-based compensation of $0 and $4,871 respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of March 31, 2019 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation for stock and warrants granted to non-employees for the three months ended March 31, 2019 and 2018 was $133,500. The expense related to stock not issued during the periods ended March 31, 2019 and 2018 comprise: $21,000, respectively for both periods, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan. As of March 31, 2019, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rates	-%	2.41%
Expected life	-	1.5 years
Expected dividends	-%	0%
Expected volatility	-%	107%
Vycor Common Stock fair value	$-	$0.49

8.	COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020. The Company’s subsidiary in Germany occupies premises on a short-term lease agreement. Rent expense for the three months ended March 31, 2019 and 2018 was $24,706 and $25,168 respectively.

Potential German tax liability

In June 2012 the Company’s German subsidiary received a preliminary assessment for Magdeburg City trade tax of approximately €75,000 (approximately $85,000). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period has been preliminarily reduced to zero. The Company has not accepted this trade tax assessment and is in discussion with the relevant tax authorities with a view to its reduction. The tax authorities have agreed to suspend the assessment pending the outcome of certain court hearings, and the Company has agreed to make limited monthly payments on account which were completed in October 2016. Accordingly, the Company has made no provision for this liability in the three months ended March 31, 2019 and the year ended December 31, 2018 respectively.

9.	CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended March 31, 2019:

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

During the three months ended March 31, 2019, under the terms of the Amended Agreement, Fountainhead received total fees of $112,500, which were paid through the issuance of 535,714 shares of Company Common Stock.

10.	RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at March 31, 2019, 54% of the Company’s Common Stock and 70% of the Company’s Preferred D Stock. Adrian Liddell, Chairman, is a consultant for Fountainhead.

During the three months ended March 31, 2019, under the terms of the Consulting Agreement referred to in note 8, the Company issued 535,714 shares of Common Stock to Fountainhead for fees of $112,500.

During the three months ended March 31, 2019 and 2018, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which an aggregate of $154,712 Preferred D Stock dividends were in respect of related parties for both periods.

During the three months ended March 31, 2019 and 2018 the Company issued unsecured loan notes to Fountainhead for a total of $17,873 and $30,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

During the three months ended March 31, 2018, under the terms of the Consulting Agreement referred to in note 8, the Company issued 250,000 shares of Common Stock to Fountainhead for fees of $92,500 accrued at December 31, 2017 and accrued fees of $112,500, which were paid after the period end through the issuance of 234,375 shares of Company Common Stock.

11.	CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals. For the three months ended March 31, 2019 sales to no customer represented over 10% of total sales and for the three months ended March 31, 2018 sales to one customer represented 14% of total sales.

12.	SUBSEQUENT EVENTS

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

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in Australia, Brazil, Canada, China, Korea, Japan, Russia and Taiwan.

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation targeted at a substantial and largely un-addressed market of people who have lost their sight as a result of stroke or other brain injury, and has 45 granted patents.

Strategy

The Company is continuing to execute on a plan to achieve a reduction in cash operating losses. For Vycor Medical this plan includes in particular: increasing market penetration in the US through targeted focus group programs with surgeons, closer cooperation with complementary product manufacturers and tight management of the distribution network; increasing international growth particularly in Europe and other territories where we are not represented or under represented; and continued new product development. The first phase of modification of the existing VBAS product range to make it more easy to use with the most common IGS systems was completed in September 2017 and has been well received by surgeons; we are continuing our roll-out of this model through hospital inventories. The second phase of the development of further IGS integration will be completed in 2019 and then subject to regulatory clearances and approvals. Upon regulatory approval and product release of this new VBAS AC the Company intends to conduct a multi-center study with selected surgeons who are familiar with the VBAS. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform into new indications.. The Company is in the process of identifying and talking to such partners. The range of alternatives for NovaVision could comprise distribution and marketing partnerships, licensing, merger, sale and/or a significant restructuring of its activities.

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Revenue and Gross Margin:

	Three months ended
	March 31,
	2019	2018	% Change
Revenue:
Vycor Medical	$297,106	$277,811	7%
NovaVision	$53,560	$47,290	13%
	$350,666	$325,101	8%
Gross Profit
Vycor Medical	$266,923	$253,569	5%
NovaVision	$47,545	$42,189	13%
	$314,468	$295,758	6%

Vycor Medical recorded revenue of $297,106 from the sale of its products for the three months ended March 31, 2019, an increase of $19,295 over the same period in 2018. Gross margin of 90% was recorded for the three months ended March 31, 2019 compared to 91% for the same period in 2018. Gross margin is primarily affected by the domestic versus international revenue mix.

NovaVision recorded revenues of $53,560 for the three months ended March 31, 2019, an increase of $6,270 over the same period in 2018, and gross margin of 89% for the period in 2019 and 2018. New patient starts increased by 17% over the same period in 2018.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $106,084 to $462,221 for the three months ended March 31, 2019 from $568,305 for the same period in 2018. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended March 31, 2019 was $133,500, a decrease of $4,871 over $138,371 in 2018. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $6,887 from $48,938 in 2018 to $55,825 in 2019. The remaining Selling, General and Administrative expenses decreased by $108,100 from $380,996 to $272,896 in 2019.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	$6,887	$-
Other (travel/regulatory/premises)	(1,052)	-
Board, financial and scientific advisory	(2,722)	-
Sales, marketing and travel	(13,999)	-
Legal, professional and other consulting	(35,339)	-
Payroll	(54,988)	(4,871)
Total change	$(101,213)	$(4,871)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended March 31, 2019 was $4,758 compared to $0 for 2018. Other Interest income and expense for 2019 decreased by $72 to $11,954 from $12,026 for 2018.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018	$ Change
Cash	$101,054	$86,481	$14,573
Accounts receivable, inventory and other current assets	$621,898	$543,165	$78,733
Total current liabilities	$(2,102,582)	$(1,812,604)	$(289,978)
Working capital	$(1,379,630)	$(1,182,958)	$(196,672)
Cash provided by financing activities	$39,702	$200,421	$(160,719)

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the three months ended March 31, 2019 and 2018, with a commentary of changes during the periods and known or anticipated future changes:

	March 31, 2019	March 31, 2018	$ Change
Net loss	$(180,298)	$(326,636)	$146,338

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$17,997	$45,318	$(27,321)
Share based compensation	$133,500	$25,871	$107,629
Accrued share based compensation	$0	$112,500	$(112,500)
Other	$7,666	$0	$7,666
	$159,163	$183,689	$(24,526)

Net loss adjusted for non-cash items	$(21,135)	$(142,947)	$121,812
Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	$69,007	$13,740	$55,267
Inventory	$(57,543)	$12,880	$(70,423)
Prepaid expenses and net insurance financing repayments	$(3,151)	$(15,009)	$11,858
Accrued interest (not paid in cash)	$16,595	$11,836	$4,759
	$24,908	$23,447	$1,461

Cash provided by (used in) operating activities, adjusted for net insurance repayments	$3,773	$(119,500)	$123,273

The adjustments to reconcile net loss to cash of $159,163 in the period have no impact on liquidity. The decrease in net loss (as adjusted for non-cash items) by $121,812 to $21,135 was primarily a result of reduced expenses, as well as increased revenues. There was an increase in accounts payable offset by an increase in pre-payments as a result of annual expense contract renewals such as insurances and licenses during the first three months.

The Company is in the process of modifying the VBAS product suite to make it easier to integrate with IGS. The first phase of this project was completed in September 2017 and additional inventory of $75,000 was purchased during the three months ended March 31st, 2019. The Company anticipates completing the second phase of this project during approximately the next six months and as a result will purchase additional new inventory of approximately $40,000.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2019 was $6,325, which primarily reflected expenditure on the second phase of modifying the VBAS product suite to make it easier to integrate with IGS. The Company anticipates additional expenditures for this second phase during 2019, including work to obtain regulatory clearances and approvals, of approximately $120,000.

Financing Activities. During the period ending March 31, 2019 the Company received funds of $17,873 in respect of loans from Fountainhead.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $180,298 for the three months ended March 31, 2019 and has not generated cash flows from operations. As of March 31, 2019 the Company had a working capital deficiency of $328,799, excluding related party liabilities of $1,050,831. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Strategy”, the Company is executing on a plan to achieve a reduction in cash operating losses for both the Vycor Medical and NovaVision divisions. For Vycor Medical this plan includes in particular: increasing market penetration in the US through targeted focus group programs with surgeons, closer cooperation with complementary product manufacturers and tight management of the distribution network; increasing international growth particularly in Europe and other territories where we are not represented or under represented; and continued new product development. The first phase of modification of the existing VBAS product range to make it more easy to use with the most common IGS systems was completed in September 2017 and has been well received by surgeons; we are continuing our roll-out of this model through hospital inventories. The second phase of the development of further IGS integration will be completed in 2019. Upon regulatory approval and product release of this new VBAS AC the Company intends to conduct a multi-center study with selected surgeons who are familiar with the VBAS. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform into new indications. The Company is in the process of identifying and talking to such partners. The range of alternatives for NovaVision could comprise distribution and marketing partnerships, licensing, merger, sale and/or a significant restructuring of its activities.

However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2020 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $244,601, which has a maturity date of December 31, 2019, having been extended on a number of occasions from its initial due date of June 11, 2011. The Company would intend to seek an extension to the note, although it is not known whether the note will be extended or the terms of any extension. Fountainhead, the Company’s largest shareholder, is currently providing working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 10, 2019, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance Type	Security	Shares
FHC Management Fees	Common	535,714

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2019.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	May 13, 2019

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	May 13, 2019

