Form 10-Q
period 2019-06-30
VYCOR MEDICAL INC
filed 2019-08-09
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2019

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

There were 24,217,122 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 8, 2019.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$62,959	$86,481
Trade accounts receivable	295,036	257,468
Inventory	252,779	203,122
Prepaid expenses and other current assets	76,927	82,575
Total Current Assets	687,701	629,646

Fixed assets, net	351,209	372,641

Intangible and Other assets:
Patents, net of accumulated amortization	29,314	35,303
Website, net of accumulated amortization	-	187
Operating lease right-of-use assets	54,300	-
Other Assets - Long Term	6,306	6,000
Total Intangible and Other assets	89,920	41,490
TOTAL ASSETS	$1,128,830	$1,043,777

LIABILITIES AND STOCKHOLDERS DEFICIENCY
Current Liabilities
Accounts payable	$154,672	$92,955
Accrued interest: Other	256,568	232,765
Accrued interest: Related Party	34,291	24,274
Accrued liabilities - Other	310,313	295,056
Accrued liabilities - Related Party	810,925	648,740
Notes payable: Other	325,568	325,814
Notes payable: Related Party	210,873	193,000
Current operating lease	46,621	-
Total Current Liabilities	2,149,831	1,812,604

Long term Liabilities - Operating lease	7,679	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at June 30, 2019 and December 31, 2018 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at June 30, 2019 and December 31, 2018, 24,320,456 and 23,244,028 shares issued and 24,217,122 and 23,140,694 outstanding at June 30, 2019 and December 31, 2018 respectively	2,432	2,324
Additional Paid-in Capital	28,039,699	27,771,868
Treasury Stock (103,334 shares of Common Stock as at June 30, 2019 and December 31, 2018 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(29,197,473)	(28,669,686)
Accumulated Other Comprehensive Income (Loss)	127,668	127,673
Total Stockholders’ Deficiency	(1,028,680)	(768,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,128,830	$1,043,777

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Revenue	$429,890	$301,665	$780,556	$626,766
Cost of Goods Sold	38,909	46,987	75,107	76,330
Gross Profit	390,981	254,678	705,449	550,436

Operating expenses:
Depreciation and Amortization	14,811	43,329	29,896	85,332
Selling, general and administrative	543,456	616,997	1,005,677	1,185,302
Total Operating expenses	558,267	660,326	1,035,573	1,270,634
Operating loss	(167,286)	(405,648)	(330,124)	(720,198)

Other income (expense)
Interest expense: Other	(12,012)	(12,199)	(23,965)	(24,225)
Interest expense: Related Party	(5,257)	(646)	(10,016)	(646)
Loss on foreign currency exchange	(749)	(91)	(1,497)	(151)
Total Other Income (expense)	(18,018)	(12,936)	(35,478)	(25,022)

Loss Before Credit for Income Taxes	(185,304)	(418,584)	(365,602)	(745,220)
Credit for income taxes	-	-	-	-
Net Loss	(185,304)	(418,584)	(365,602)	(745,220)
Preferred stock dividends	-	-	(162,185)	(162,185)
Net Loss available to common stockholders	(185,304)	(418,584)	(527,787)	(907,405)
Comprehensive Loss
Foreign Currency Translation Adjustment	1	3,667	(5)	2,505
Comprehensive Loss	$(185,303)	$(414,917)	$(527,792)	$(904,900)

Net Loss Per Share
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted Average Number of Shares Outstanding – Basic and Diluted	23,687,130	21,542,847	23,418,381	20,768,663

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2018	23,244,028	$2,324	1	$0	270,307	$27	(103,334)	$(1,033)	$27,771,868	$(28,669,686)	$127,673	$(768,827)
Issuance of stock for board and consulting fees	1,076,428	108							225,831			225,939
Directors deferred compensation granted	-								42,000			42,000
Foreign currency translation adjustment											(5)	(5)
Net loss for the six months ended June 30, 2019										(527,787)		(527,787)
Balance at June 30, 2019	24,320,456	$2,432	1	$0	270,307	$27	(103,334)	$(1,033)	$28,039,699	$(29,197,473)	$127,668	$(1,028,680)

Balance at December 31, 2017	19,925,322	1,993	1	0	270,307	27	(103,334)	(1,033)	26,921,574	$(26,965,960)	124,841	81,442
Issuance of stock for board and consulting fees	1,281,125	128							449,872			450,000
Directors deferred compensation granted	-								42,000			42,000
Issuance of shares pursuant to exercise of warrants	1,113,936	111							(111)			-
Share based compensation issued to management/employees									91,625			91,625
Foreign currency translation adjustment											2,505	2,505
Net loss for the six months ended June 30, 2018										(907,405)		(907,405)
Balance at June 30, 2018	22,320,383	$2,232	1	$0	270,307	$27	(103,334)	$(1,033)	$27,504,960	$(27,873,365)	$127,346	$(239,833)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(365,602)	$(745,220)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	5,989	25,166
Depreciation of fixed assets	29,158	64,902
Inventory provision	6,279	-
Stock based compensation	267,940	358,625
loss on foreign exchange	1,497	-

Changes in assets and liabilities:
Accounts receivable	(37,568)	(25,900)
Inventory	(55,936)	31,537
Prepaid expenses	5,342	1,375
Security Deposits	-	2,641
Accrued interest - Related Party	10,017	646
Accrued interest - Other	23,803	23,803
Accounts payable	61,717	(23,341)
Accrued liabilities - Other	15,257	35,657
Cash used in operating activities	(32,107)	(250,109)
Cash flows from investing activities:
Purchase of fixed assets	(8,183)	(50,035)
Cash used in investing activities	(8,183)	(50,035)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	17,873	163,000
Proceeds net of repayments Notes Payable - Other	(246)	4,687
Cash provided by financing activities	17,627	167,687
Effect of exchange rate changes on cash	(859)	2,977
Net increase (decrease) in cash	(23,522)	(129,480)
Cash at beginning of period	86,481	206,213
Cash at end of period	$62,959	$76,733

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$0	$0
Cash paid for income tax	$0	$0

Non-Cash Transactions:
Common stock issued to related party for payment of accrued liabilities	$0	$225,000

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $365,602 for the six months ended June 30, 2019 and has not generated cash flows from operations. As of June 30, 2019 the Company had a working capital deficiency of $406,041, excluding related party liabilities of $1,056,089. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve revenue growth and a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $256,568, which has a maturity date of December 31, 2019, having been extended on a number of occasions from its initial due date of June 11, 2011. The Company will seek an extension to the note, although it is not known whether the note will be extended or the terms of any extension. However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2020 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Recent Accounting Pronouncements

The Company adopted Accounting Standards Codification 842, Leases (“ASC 842”) in the first quarter of 2019. As a result the Company updated its significant accounting policies for leases below. Refer to Note 4 for additional information related to the Company’s lease arrangements and the impact of the adoption of ASC 842 on the Company’s unaudited consolidated financial statements.

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

Leases

The Company has one leased buildings in Boca Raton, Florida that is classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company’s unaudited consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of Selling, General and Administrative expenses.

The standard was effective for us beginning January 1, 2019. The Company elected the available practical expedients on adoption. The adoption had a material impact on our unaudited consolidated balance sheets, but did not have a material impact on our unaudited consolidated statements of comprehensive loss. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock and convertible debt. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. No dilution adjustment has been made to the weighted average outstanding common shares in the periods presented because the assumed exercise of outstanding options and warrants and the conversion of preferred stock and debt would be anti-dilutive.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	June 30, 2019	June 30, 2018
Stock options outstanding	700,000	1,380,000
Warrants to purchase common stock	3,717,826	3,717,826
Debentures convertible into common stock	2,650,324	2,421,752
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	975,909	615,619
Total	9,316,111	9,407,249

3.	NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	June 30, 2019	December 31, 2018
On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2020 or on demand by the Payee	$30,000	$30,000
In March 2019 and between March 2018 and July 2018 the Company issued various promissory notes to Fountainhead Capital Management Limited for $180,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Five notes were extended for another twelve months on their due dates which will be due between March and July 2020 or on demand by the Payee.	180,873	163,000
Total Related Party Notes Payable	$210,873	$193,000

Other Notes Payable

Other Notes Payable consists of:

	June 30, 2019	December 31, 2018
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On March 19, 2019, the note was extended to December 31, 2019. See further note below.	$300,000	$300,000
Insurance policy finance agreements.	25,568	25,814
Total Notes Payable:	$325,568	$325,814

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended until December 31, 2018 and was further extended until December 31, 2019 in March 2019. The conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 2,650,324 shares of Common Stock as of June 30, 2019. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. In addition, the Company agreed to issue warrants to purchase 2,308,405 shares of Common Stock at $0.27, the same terms as the 2018 Offering, exercisable for three years from January 1, 2018, if and when the conversion option is exercised. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

4.	LEASES

The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheet at June 30, 2019:

	Six Months Ended June 30,
	2019	2018
Operating Lease Assets
Right-of-use Assets	$54,300	$-
Prepaid rent	3,933	-
	$58,233	$-
Operating Lease Liabilities
Current portion	$46,621	$-
Long-term portion	7,679	-
	$54,300	$-

Long term lease liabilities are due during 2020.

5.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss and which includes Sight Science. Set out below are the revenues, gross profits and total assets for each segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Vycor Medical	$390,627	$253,292	$687,733	$531,103
NovaVision	39,263	48,373	92,823	95,663
	$429,890	$301,665	$780,556	$626,766
Gross Profit
Vycor Medical	$355,415	$209,998	$622,338	$463,567
NovaVision	35,566	44,680	83,111	86,869
	$390,981	$254,678	$705,449	$550,436

	June 30, 2019	December 31, 2018
Total Assets:
Vycor Medical	$1,078,815	$981,553
NovaVision	50,015	62,224
Total Assets	$1,128,830	$1,043,777

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
United States	$410,145	$276,952	$730,761	$577,123
Europe	19,745	24,713	49,795	49,643
	$429,890	$301,665	$780,556	$626,766
Gross Profit
United States	$374,034	$242,912	$662,325	$598,612
Europe	16,947	25,327	43,124	50,050
	$390,981	$254,678	$705,449	$550,436

	June 30, 2019	December 31, 2018
Total Assets:
United States	$1,100,857	$1,010,067
Europe	27,973	33,710
Total Assets	$1,128,830	$1,043,777

6.	EQUITY

Common Stock and Stock Grants

During January to June 2019 and 2018, the Company granted 199,998 and 105,092 shares, respectively, of Common Stock (valued at $42,000 during each period) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of June 30, 2019 these shares have yet to be issued.

During January to June 2019, under the terms of the Consulting Agreement referred to in note 9, the Company issued 1,071,428 shares of Common Stock to Fountainhead for fees of $225,000. During January to June 2018, under the terms of the Consulting Agreement, the Company issued 1,281,125 shares of Common Stock to Fountainhead for fees of $450,000 of which $225,000 was accrued at December 31, 2017.

During the period ended June 30, 2019 the Company issued 5,000 shares of Common Stock to Robert Anderson for fees of $940 for consultancy.

On April 20, 2018, the Company issued an aggregate of 1,113,936 shares of Company Common Stock on the cashless exercise of an aggregate of Warrants to purchase 3,111,560 shares of Common Stock.

Warrants and Options

The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2018	3,717,826	$0.27
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2019	3,717,826	$0.27

STOCK OPTIONS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2018	1,380,000	$0.53
Granted	-	-
Exercised	-	-
Cancelled or expired	(680,000)	(0.79)
Outstanding at June 30, 2019	700,000	$0.28

As of June 30, 2019, the weighted-average remaining contractual life of outstanding warrants and options is 0.62 and 1.96 years, respectively.

7.	SHARE-BASED COMPENSATION

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

For the six months ended June 30, 2019 and 2018, the Company recognized share-based compensation of $0 and $4,871 respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of June 30, 2019 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation for stock and warrants granted to non-employees for the six months ended June 30, 2019 and 2018 was $267,940 and $353,754. The expense related to stock not issued during the periods ended June 30, 2019 and 2018 comprise: $42,000, respectively for both periods, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan. As of June 30, 2019, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

During the six months ended June 30, 2019 and 2018, options with a value of $0 and $216,582, respectively, were granted to Fountainhead with performance vesting conditions, (see Note 9). The performance conditions of the options granted during 2018 were not met and these options were cancelled.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rates	-%	1.72-2.41%
Expected life	-	1.5-4.0 years
Expected dividends	-%	0%
Expected volatility	-%	102-107%
Vycor Common Stock fair value	$-	$0.20-0.49

8.	COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020. The Company’s subsidiary in Germany occupies premises on a short-term lease agreement. Rent expense for the six months ended June 30, 2019 and 2018 was $49,354 and $49,979 respectively.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of a maximum of approximately €630,000 preliminarily reduced to €75,000, with an additional interest charge of €12,000. This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax of the same for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totalling €75,000 which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the six months ended June 30, 2019 and the year ended December 31, 2018 respectively.

9.	CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended June 30, 2019:

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

During the six months ended June 30, 2019, under the terms of the Amended Agreement, Fountainhead received total fees of $225,000, which were paid through the issuance of 1,071,428 shares of Company Common Stock. During the six months ended June 30, 2018, under the terms of the Consulting Agreement, the Company issued 1,281,125 shares of Common Stock to Fountainhead for fees of $450,000 of which $225,000 was accrued at December 31, 2017.

During the six months ended June 30, 2019 and 2018, options pursuant to the Vycor Medical, Inc. 2018 Stock Option Plan with a value of $0 and $216,582, respectively, were granted to Fountainhead with performance vesting conditions. The performance conditions of the options granted during 2018 were not met and these options were cancelled.

10.	RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at June 30, 2019, 55% of the Company’s Common Stock and 70% of the Company’s Preferred D Stock. Adrian Liddell, Chairman, is a consultant for Fountainhead.

During the six months ended June 30, 2019, under the terms of the Consulting Agreement referred to in note 9, the Company issued 1,071,428 shares of Common Stock to Fountainhead for fees of $225,000. During the six months ended June 30, 2018, under the terms of the Consulting Agreement, the Company issued 1,281,125 shares of Common Stock to Fountainhead for fees of $450,000 of which $225,000 was accrued at December 31, 2017.

During the six months ended June 30, 2019 and 2018, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which an aggregate of $154,712 Preferred D Stock dividends were in respect of related parties for both periods.

During the six months ended June 30, 2019 and 2018 the Company issued unsecured loan notes to Fountainhead for a total of $17,873 and $133,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary. (See Note 3)

11.	CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals. For the three months ended June 30, 2019 sales to no customer represented over 10% of total sales and for the three months ended June 30, 2018 sales to two customers represented 15% and 25%, respectively, of total sales. For the six months ended June 30, 2019 sales to no customer represented over 10% of total sales and for the six months ended June 30, 2018 sales to two customers represented 12% and 12%, respectively, of total sales. As of June 30, 2019 accounts receivable from two customers represented 35% and 11%, respectively, of total accounts receivable, and as of December 31, 2018 accounts receivable from two customers represented 40% and 13%, respectively, of total accounts receivable.

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

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in Australia, Brazil, Canada, China, Korea, Japan, Russia and Taiwan. Vycor Medical has 25 granted patents

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation targeted at a substantial and largely un-addressed market of people who have lost their sight as a result of stroke or other brain injury, and has 38 granted patents.

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses. For Vycor Medical this plan includes in particular: increasing market penetration in the US through targeted focus group programs with surgeons, closer cooperation with complementary product manufacturers and tight management of the distribution network; increasing international growth in territories where we are not represented or under represented; and continued new product development. The first phase of modification of the existing VBAS product range to make it more easy to use with the most common IGS systems was completed in September 2017 and has been well received by surgeons, resulting in increased hospital penetration and revenues. The second phase of the development of further IGS integration is in process and will then be subject to regulatory clearances and approvals. Upon regulatory approval and product release of this new VBAS AC the Company intends to conduct a multi-center study with selected surgeons who are familiar with the VBAS. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform into new indications.. The Company is in the process of identifying and talking to such partners. The range of alternatives for NovaVision could comprise distribution and marketing partnerships, licensing, merger, sale and/or a significant restructuring of its activities.

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Revenue and Gross Margin:

	Three months ended
	June 30,
	2019	2018	% Change
Revenue:
Vycor Medical	$390,627	$253,292	54%
NovaVision	$39,263	$48,373	-19%
	$429,890	$301,665	43%
Gross Profit
Vycor Medical	$355,415	$209,998	69%
NovaVision	$35,566	$44,680	-20%
	$390,981	$254,678	54%

Vycor Medical recorded revenue of $390,627 from the sale of its products for the three months ended June 30, 2019, an increase of $137,335 over the same period in 2018. The increase in revenue is largely attributed to the increasing adoption of the enhanced tip VBAS product. Gross margin of 91% was recorded for the three months ended June 30, 2019 compared to 83% for the same period in 2018. Gross margin is affected by the revenue mix and also by inventory validation charges during the 2018 period.

NovaVision recorded revenues of $39,263 for the three months ended June 30, 2019, a decrease of $9,110 over the same period in 2018, and gross margin of 91%, compared to 92% for the same period in 2018. NovaVision revenue is susceptible to short-term variation, with the first quarter of 2019 seeing a large number of new patient starts.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $73,541 to $543,456 for the three months ended June 30, 2019 from $616,997 for the same period in 2018. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2019 was $134,439 a decrease of $85,815 over $220,254 in 2018. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $38,013 from $37,022 to $75,035 in 2019, as a result of higher revenues in the US market. The remaining Selling, General and Administrative expenses decreased by $25,739 from $359,721 to $333,982 in 2019.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Payroll	(49,341)	-
Sales, marketing and travel	(31,866)	-
Board, financial and scientific advisory	(1,586)	(85,815)
Other (travel/regulatory/premises)	26,726	-
Legal, professional and other consulting	30,328	-
Commissions	38,013
Total change	12,274	(85,815)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended June 30, 2019 was $5,257 compared to $646 for 2018. Other Interest income and expense for 2019 decreased by $187 to $12,012 from $12,199 for 2018.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Revenue and Gross Margin:

	Six months ended
	June 30,
	2019	2018	% Change
Revenue:
Vycor Medical	$687,733	$531,103	29%
NovaVision	$92,823	$95,663	-3%
	$780,556	$626,766	25%
Gross Profit
Vycor Medical	$622,338	$463,567	34%
NovaVision	$83,111	$86,869	-4%
	$705,449	$550,436	28%

Vycor Medical recorded revenue of $687,733 from the sale of its products for the six months ended June 30, 2019, an increase of $156,630, or 29%, over the same period in 2018. The increase in revenue is largely attributed to the increasing adoption of the enhanced tip VBAS product. Gross margin of 90% was recorded for the six months ended June 30, 2019 compared to 87% for the same period in 2018.

NovaVision recorded revenues of $92,823 for the six months ended June 30, 2019, a decrease of $2,840 over the same period in 2018 although new patient starts were up 7%, and gross margin of 90%, compared to 91% for the same period in 2018.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $179,625 to $1,005,677 for the six months ended June 30, 2019 from $1,185,302 for the same period in 2018. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2019 was $267,940 a decrease of $90,685 over $358,625 in 2018. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $44,902 from $85,959 to $130,861, as a result of higher revenues in the US market. The remaining Selling, General and Administrative expenses decreased by $133,842 from $740,718 to $606,876.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Payroll	(104,323)	(4,871)
Sales, marketing and travel	(44,624)	-
Legal, professional and other consulting	(4,510)	-
Board, financial and scientific advisory	(309)	(85,814)
Other (travel/regulatory/premises)	19,924	-
Commissions	44,902
Total change	(88,940)	(90,685)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the six months ended June 30, 2019 was $10,016 compared to $646 for 2018. Other Interest expense for 2019 decreased by $260 to $23,965 from $24,225 for 2018.

Liquidity

The following table shows cash flow and liquidity data for the periods ended June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018	$ Change
Cash	$62,959	$86,481	$(23,522)
Accounts receivable, inventory and other current assets	$624,742	$543,165	$81,577
Total current liabilities	$(2,149,831)	$(1,812,604)	$(290,606)
Working capital	$(1,462,130)	$(1,182,958)	$(232,551)
Cash provided by financing activities	$17,627	$200,421	$(182,794)

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the six months ended June 30, 2019 and 2018, with a commentary of changes during the periods and known or anticipated future changes:

	June 30, 2019	June 30, 2018	$ Change
Net loss	$(365,602)	$(745,220)	$379,618

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	35,147	90,068	(54,921)
Share based compensation	267,940	358,625	(90,685)
Other	7,776	-	7,776
	310,863	448,693	(137,830)

Net loss adjusted for non-cash items	(54,739)	(296,527)	241,788
Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	39,406	(10,943)	50,349
Inventory	(55,936)	31,537	(87,473)
Prepaid expenses and net insurance financing repayments	5,096	6,062	(996)
Accrued interest (not paid in cash)	33,820	24,449	9,371
	22,386	51,105	(28,719)

Cash used in operating activities, adjusted for net insurance repayments	$(32,353)	$(245,422)	$213,069

The adjustments to reconcile net loss to cash of $310,863 in the period have no impact on liquidity. The decrease in net loss (as adjusted for non-cash items) by $241,788 to $54,739 was primarily a result of increased revenues, as well as reduced expenses. There was an increase in accounts receivable offset by an increase in accounts payable.

The Company is in the process of modifying the VBAS product suite to make it easier to integrate with IGS. The first phase of this project was completed in September 2017 and additional inventory of $108,000 was purchased during the six months ended June 30, 2019. The Company is progressing the second phase of this project and as a result anticipates purchasing additional new inventory of approximately $40,000 during the remainder of 2019.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2019 was $8,183, which primarily reflected expenditure on the second phase of modifying the VBAS product suite to make it easier to integrate with IGS. The Company anticipates additional expenditures for this second phase, including work to obtain regulatory clearances and approvals, of approximately $120,000.

Financing Activities. During the period ending June 30, 2019 the Company received funds of $17,873 in respect of loans from Fountainhead.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $365,602 for the six months ended June 30, 2019 and has not generated cash flows from operations. As of June 30, 2019 the Company had a working capital deficiency of $406,041, excluding related party liabilities of $1,056,089. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Strategy”, the Company is executing on a plan to achieve revenue growth and a reduction in cash operating losses. For Vycor Medical this plan includes in particular: increasing market penetration in the US through targeted focus group programs with surgeons, closer cooperation with complementary product manufacturers and tight management of the distribution network; increasing international growth in territories where we are not represented or under represented; and continued new product development. The first phase of modification of the existing VBAS product range to make it more easy to use with the most common IGS systems was completed in September 2017 and has been well received by surgeons, resulting in increased hospital penetration and revenues. The second phase of the development of further IGS integration is in process and will then be subject to regulatory clearances and approvals. Upon regulatory approval and product release of this new VBAS AC the Company intends to conduct a multi-center study with selected surgeons who are familiar with the VBAS. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform into new indications. The Company is in the process of identifying and talking to such partners. The range of alternatives for NovaVision could comprise distribution and marketing partnerships, licensing, merger, sale and/or a significant restructuring of its activities.

However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2020 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $256,568, which has a maturity date of December 31, 2019, having been extended on a number of occasions from its initial due date of June 11, 2011. The Company will seek an extension to the note, although it is not known whether the note will be extended or the terms of any extension. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 8, 2019, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance Type	Security	Shares
FHC Management Fees	Common	1,071,428

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2019.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	August 9, 2019

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	August 9, 2019

