Form 10-Q
period 2019-09-30
VYCOR MEDICAL INC
filed 2019-11-12
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2019

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

There were 24,752,836 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 8, 2019.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$98,502	$86,481
Accounts receivable	214,807	257,468
Inventory	226,618	203,122
Prepaid expenses and other current assets	116,046	82,575
Total Current Assets	655,973	629,646

Fixed assets, net	353,746	372,641

Intangible and Other assets:
Patents, net of accumulated amortization	26,320	35,303
Website, net of accumulated amortization	-	187
Other Assets - Long Term	6,100	6,000
Operating lease right-of-use assets	43,586
Total Intangible and Other assets	76,006	41,490
TOTAL ASSETS	$1,085,725	$1,043,777

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$198,219	$92,955
Accrued interest: Other	268,666	232,765
Accrued interest: Related party	39,606	24,274
Accrued liabilities - Other	267,573	295,056
Accrued liabilities - Related Party	973,110	648,740
Notes payable: Other	351,058	325,814
Notes payable: Related Party	210,873	193,000
Current operating lease	43,586	-
Total Current Liabilities	2,352,691	1,812,604

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at September 30, 2019 and December 31, 2018 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at September 30, 2019 and December 31, 2018, 24,856,170 and 23,244,028 shares issued and 24,752,836 and 23,140,694 outstanding at September 30, 2019 and December 31, 2018 respectively	2,486	2,324
Additional Paid-in Capital	28,173,146	27,771,868
Treasury Stock (103,334 shares of Common Stock as at September 30, 2019 and December 31, 2018 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(29,569,267)	(28,669,686)
Accumulated Other Comprehensive Income (Loss)	127,675	127,673
Total Stockholders’ Deficiency	(1,266,966)	(768,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,085,725	$1,043,777

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Revenue	$346,308	$456,213	$1,126,864	$1,082,979
Cost of Goods Sold	31,527	46,800	106,634	123,130
Gross Profit	314,781	409,413	1,020,230	959,849

Operating expenses:
Depreciation and Amortization	15,115	42,994	45,011	128,326
Selling, general and administrative	491,339	499,143	1,497,016	1,684,445
Total Operating expenses	506,454	542,137	1,542,027	1,812,771
Operating loss	(191,673)	(132,724)	(521,797)	(852,922)

Other income (expense)
Interest expense: Other	(12,109)	(12,280)	(36,074)	(36,505)
Interest expense: Related Party	(5,315)	(5,924)	(15,331)	(6,570)
Loss on foreign currency exchange	(512)	(1,251)	(2,009)	(1,402)
Total Other Income (expense)	(17,936)	(19,455)	(53,414)	(44,477)

Loss Before Credit for Income Taxes	(209,609)	(152,179)	(575,211)	(897,399)
Credit for income taxes	-	-	-	-
Net Loss	(209,609)	(152,179)	(575,211)	(897,399)
Preferred stock dividends	(162,185)	(162,185)	(324,370)	(324,370)
Net Loss available to common shareholders	(371,794)	(314,364)	(899,581)	(1,221,769)
Comprehensive Loss
Foreign Currency Translation Adjustment	7	810	2	33,515
Comprehensive Loss	$(371,787)	$(313,554)	$(899,579)	$(1,188,254)

Net Loss Per Share
Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.06)

Weighted Average Number of Shares Outstanding – Basic and Diluted	24,222,946	22,221,266	23,689,516	21,258,184

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2018	23,244,028	2,324	1	0	270,306	27	(103,334)	$(1,033)	27,771,868	$(28,669,686)	127,673	$(768,827)
Issuance of stock for board and consulting fees	535,714	54							112,446			112,500
Directors deferred compensation granted	-								21,000			21,000
Accumulated Comprehensive Loss											(6)	(6)
Net loss for period ended March 31, 2019										(342,483)		(342,483)
Balance at March 31, 2019	23,779,742	$2,378	1	$0	270,306	$27	(103,334)	$(1,033)	$27,905,314	$(29,012,169)	$127,667	$(977,816)
Issuance of stock for board and consulting fees	540,714	54							113,385			113,439
Directors deferred compensation granted	-								21,000			21,000
Foreign currency translation adjustment											1	1
Net loss for period ended June 30, 2019										(185,304)		(185,304)
Balance at June 30, 2019	24,320,456	$2,432	1	$0	270,306	$27	(103,334)	$(1,033)	$28,039,699	$(29,197,473)	$127,668	$(1,028,680)
Issuance of stock for board and consulting fees	535,714	54							112,447			112,501
Directors deferred compensation granted	-								21,000			21,000
Foreign currency translation adjustment											7	7
Net loss for period ended September 30, 2019										(371,794)		(371,794)
Balance at September 30, 2019	24,856,170	$2,486	1	$0	270,306	$27	(103,334)	$(1,033)	$28,173,146	$(29,569,267)	$127,675	$(1,266,966)

Balance at December 31, 2017	19,925,322	1,993	1	0	270,306	27	(103,334)	(1,033)	26,921,574	$(26,965,960)	124,841	81,442
Issuance of stock for board and consulting fees	250,000	25							92,475			92,500
Directors deferred compensation granted									21,000			21,000
Share based compensation issued to management/employees									4,871			4,871
Accumulated Comprehensive Loss											(1,162)	(1,162)
Net loss for period ended March 31, 2018										(488,821)		(488,821)
Balance at March 31, 2018	20,175,322	$2,018	1	$0	270,306	$27	(103,334)	$(1,033)	$27,039,920	$(27,454,781)	$123,679	$(290,172)
Issuance of stock for board and consulting fees	1,031,125	103							357,397			357,500
Directors deferred compensation granted	-								21,000			21,000
Issuance of shares and warrants pursuant to offering, net	1,113,936	111							(111)			-
Share based compensation issued to management/employees									86,754			86,754
Foreign currency translation adjustment											3,667	3,667
Net loss for period ended June 30, 2018										(418,584)		(418,584)
Balance at June 30, 2018	22,320,383	$2,232	1	$0	270,306	$27	(103,334)	$(1,033)	$27,504,960	$(27,873,365)	$127,346	$(239,833)
Issuance of stock for board and consulting fees	387,931	39							112,461			112,500
Directors deferred compensation granted	-								21,000			21,000
Foreign currency translation adjustment											810	810
Net loss for period ended September 30, 2018										(314,364)		(314,364)
Balance at September 30, 2018	22,708,314	$2,272	1	$0	270,306	$27	(103,334)	$(1,033)	$27,638,421	$(28,187,729)	$128,156	$(419,887)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(575,211)	$(897,399)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of intangible assets	8,983	37,748
Depreciation of fixed assets	43,376	98,455
Inventory provision	9,418	3,139
Stock based compensation	401,440	492,125

Changes in assets and liabilities:
Accounts receivable	42,661	(134,732)
Inventory	(32,914)	(7,565)
Prepaid expenses	58,714	(21,913)
Security Deposits	-	3,169
Accrued interest - Related Party	15,332	6,570
Accrued interest Other	35,901	35,901
Accounts payable	105,205	(45,575)
Accrued liabilities Other	(27,483)	143,945
Cash provided by /(used in) operating activities	85,422	(286,132)
Cash flows from investing activities:
Purchase of fixed assets	(25,057)	(56,604)
Cash used in investing activities	(25,057)	(56,604)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	17,873	193,000
Proceeds from and (repayments of) Notes Payable - Other	(66,941)	28,473
Cash provided by/(used in) financing activities	(49,068)	221,473
Effect of exchange rate changes on cash	724	5,180
Net increase (decrease) in cash	12,021	(116,083)
Cash at beginning of period	86,481	206,213
Cash at end of period	$98,502	$90,130

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income tax	$0	$0
Non-Cash Transactions:
Common stock issued to related party for payment of accrued liabilities	$0	$225,000

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Vycor Medical, Inc. (the “Company” or “Vycor”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2018 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2019 and 2018, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $575,211 for the nine months ended September 30, 2019 and has not generated sufficient positive cash flows from operations. As of September 30, 2019 the Company had a working capital deficiency of $473,129, excluding related party liabilities of $1,223,589. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve revenue growth and a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $268,666, which has a maturity date of December 31, 2019, having been extended on a number of occasions from its initial due date of June 11, 2011. The Company will seek an extension to the note, although it is not known whether the note will be extended or the terms of any extension. However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2020 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	September 30,	September 30,
	2019	2018
Stock options outstanding	700,000	1,380,000
Warrants to purchase common stock	3,717,826	3,717,826
Debentures convertible into common stock	2,707,933	2,479,364
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	1,075,908	685,107
Total	9,473,719	9,534,349

3.	NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	September 30, 2019	December 31, 2018
On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2020 or on demand by the Payee	$30,000	$30,000
In March 2019 and between March 2018 and July 2018 the Company issued various promissory notes to Fountainhead Capital Management Limited for $180,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Five notes were extended for another twelve months on their due dates which will be due between March and July 2020 or on demand by the Payee.	180,873	163,000
Total Related Party Notes Payable	$210,873	$193,000

Other Notes Payable

Other Notes Payable consists of:

	September 30, 2019	December 31, 2018
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On March 19, 2019, the note was extended to December 31, 2019. See further note below.	$300,000	$300,000
Insurance policy finance agreements.	51,058	25,814
Total Notes Payable:	$351,058	$325,814

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended until December 31, 2018 and was further extended until December 31, 2019. The conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 2,707,933 shares of Common Stock as of September 30, 2019. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. In addition, the Company agreed to issue warrants to purchase 2,308,405 shares of Common Stock at $0.27, the same terms as the 2018 Offering, exercisable for three years from January 1, 2018, if and when the conversion option is exercised. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

4.	LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheet at September 30, 2019:

	Nine Months Ended September 30,
	2019	2018
Operating Lease Assets
Current portion	$43,586	$-
	$43,586	$-
Operating Lease Liabilities
Current portion	$43,586	$-
	$43,586	$-

5.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss and which includes Sight Science. Set out below are the revenues, gross profits and total assets for each segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Vycor Medical	$301,053	$399,450	$988,786	$930,553
NovaVision	$45,255	$56,763	$138,078	$152,426
	$346,308	$456,213	$1,126,864	$1,082,979
Gross Profit
Vycor Medical	$273,146	$357,674	$895,484	$821,240
NovaVision	$41,635	$51,739	$124,746	$138,609
	$314,781	$409,413	$1,020,230	$959,849

	September 30, 2019	December 31, 2018
Total Assets:
Vycor Medical	$1,022,449	$981,553
NovaVision	63,276	62,224
Total Assets	$1,085,725	$1,043,777

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
United States	$320,477	$425,800	$1,051,237	$1,002,923
Europe	$25,831	$30,413	$75,627	$80,056
	$346,308	$456,213	$1,126,864	$1,082,979
Gross Profit
United States	$291,536	$382,006	$953,861	$889,190
Europe	$23,245	$27,407	$66,369	$70,659
	$314,781	$409,413	$1,020,230	$959,849

	September 30, 2019	December 31, 2018
Total Assets:
United States	$1,051,776	$1,010,067
Europe	33,949	33,710
Total Assets	$1,085,725	$1,043,777

6.	EQUITY

Common Stock and Stock Grants

During January to September 2019 and 2018, the Company granted 299,997 and 174,580 shares, respectively, of Common Stock (valued at $63,000 during each period) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of September 30, 2019 these shares have yet to be issued.

During January to September 2019, under the terms of the Consulting Agreement referred to in note 9, the Company issued 1,607,142 shares of Common Stock to Fountainhead for fees of $337,500. During January to September 2018, under the terms of the Consulting Agreement, the Company issued 1,669,056 shares of Common Stock to Fountainhead for fees of $562,500 of which $225,000 had been accrued at December 31, 2017.

During the period ended September 30, 2019 the Company issued 5,000 shares of Common Stock to Robert Anderson for fees of $940 for consultancy.

On April 20, 2018, the Company issued an aggregate of 1,113,936 shares of Company Common Stock on the cashless exercise of an aggregate of Warrants to purchase 3,111,560 shares of Common Stock.

Warrants and Options

The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2018	3,717,826	$0.27
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2019	3,717,826	$0.27

STOCK OPTIONS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2018	1,380,000	$0.53
Granted	-	-
Exercised	-	-
Cancelled or expired	(680,000)	(0.79)
Outstanding at September 30, 2019	700,000	$0.28

As of September 30, 2019, the weighted-average remaining contractual life of outstanding warrants and options is 0.36 and 1.71 years, respectively.

7.	SHARE-BASED COMPENSATION

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

For the nine months ended September 30, 2019 and 2018, the Company recognized share-based compensation of $0 and $4,871 respectively, for employee stock options.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of September 30, 2019 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation for stock and warrants granted to non-employees for the nine months ended September 30, 2019 and 2018 was $401,440 and $487,254. The expense related to stock not issued during the periods ended September 30, 2019 and 2018 comprise: $63,000, respectively for both periods, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan. As of September 30, 2019, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

During the nine months ended September 30, 2019 and 2018, options with a value of $0 and $216,582, respectively, were granted to Fountainhead with performance vesting conditions, (see Note 9). The performance conditions of the options granted during 2018 were not met and these options were cancelled.

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

The following assumptions were used in calculations of the Black-Scholes option pricing model for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rates	-%	1.72-2.41%
Expected life	-	1.5-4.0 years
Expected dividends	-%	0%
Expected volatility	-%	102-107%
Vycor Common Stock fair value	$-	$0.20-0.49

8.	COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020. The Company’s subsidiary in Germany occupies premises on a short-term lease agreement of EUR1,963 per month (approximately $2,200). Rent expense for the nine months ended September 30, 2019 and 2018 was $73,925 and $74,784 respectively.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of a maximum of approximately €630,000 preliminarily reduced to €75,000, with an additional interest charge of €12,000. This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax of the same for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the nine months ended September 30, 2019 and the year ended December 31, 2018 respectively.

9.	CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended September 30, 2019:

Consulting Agreement with Fountainhead

In March 2017 and effective April 1, 2017, the Company amended the Fountainhead Consulting Agreement (“the Amended Agreement”). Under the Amended Agreement, fees of $450,000 are payable to Fountainhead, with an option to receive $5,000 per month in cash and the remainder payable in Company Common Stock issued at the higher of $0.21 and the average price for the 30 days prior to issuance, and deliverable at the end of each fiscal quarter. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of its fees in cash subject to certain future liquidity events and Board approval. Under the terms of the Amended Agreement, Fountainhead provides the executive management team of the Company, including the positions of CEO, President and CFO, whose employment agreements with the Company stipulate they receive no remuneration from the Company.

During the nine months ended September 30, 2019, under the terms of the Amended Agreement, Fountainhead received total fees of $337,500, which were paid through the issuance of 1,607,142 shares of Company Common Stock. During the nine months ended September 30, 2018, under the terms of the Consulting Agreement, the Company issued 1,669,056 shares of Common Stock to Fountainhead for fees of $562,500 of which $225,000 had been accrued as at December 31, 2017.

During the nine months ended September 30, 2019 and 2018, options pursuant to the Vycor Medical, Inc. 2018 Stock Option Plan with a value of $0 and $216,582, respectively, were granted to Fountainhead with performance vesting conditions. The performance conditions of the options granted during 2018 were not met and these options were cancelled.

10.	RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at September 30, 2019, 56% of the Company’s Common Stock and 70% of the Company’s Preferred D Stock. Adrian Liddell, Chairman, is a consultant for Fountainhead.

During the nine months ended September 30, 2019, under the terms of the Consulting Agreement referred to in note 9, the Company issued 1,607,142 shares of Common Stock to Fountainhead for fees of $337,500. During the nine months ended September 30, 2018, under the terms of the Consulting Agreement, the Company issued 1,669,056 shares of Common Stock to Fountainhead for fees of $562,500 of which $225,000 had been accrued as at December 31, 2017.

During the nine months ended September 30, 2019 and 2018, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was in respect of Fountainhead and $83,386 was in respect of Peter Zachariou.

During the nine months ended September 30, 2019 and 2018 the Company issued unsecured loan notes to Fountainhead for a total of $17,873 and $133,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary. During the nine months ended September 30, 2019 and 2018 the Company issued unsecured loan notes to Peter Zachariou for a total of $0 and $30,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary. (See Note 3)

11.	CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration
	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Number of customers over 10%	1	1	1	3
Percentage of sales	11%	25%	10%	10%, 11 % and 11%

Accounts Receivable Concentration

	At September 30,	At December 31,
	2019	2018

Number of customers over 10%	1	2
Percentage of accounts receivable	48%	13% and 40%

We have two sub-contract manufacturers who both represent over 10% of purchased on an annual basis.

12.	SUBSEQUENT EVENTS

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 64 issued or allowed patents and a further 8 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

The Company periodically engages in discussions with potential strategic partners for or purchasers of each or both of our operating divisions.

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in a number of other international markkets. Vycor Medical has 26 granted and 8 pending patents

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury, and has 38 granted patents.

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses. For Vycor Medical this plan includes in particular: increasing market penetration in the US through closer cooperation with complementary product manufacturers, broadening of the distribution network and programs to increase penetration in exiting hospitals; increasing international growth in territories where we are not represented or under represented; and continued new product development. The first phase of the modification of the existing VBAS product range to make it more compatible with the most common IGS systems was completed in September 2017 and has been well received by surgeons, resulting in increased hospital penetration and revenues particularly in the US. The second phase of the development of further IGS integration is in process and will then be subject to regulatory clearances and approvals. Upon regulatory approval and product release of this new VBAS the Company intends to conduct a multi-center study tp provide additional clinical data on the product. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. The Company is in the process of identifying and talking to such partners. Management is determined to reduce the losses it is incurring in this division and is open to a broad range of alternatives which could comprise distribution and marketing partnerships, licensing, merger, sale and/or a significant restructuring of its activities.

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Revenue and Gross Margin:

	Three months ended
	September 30,
	2019	2018	% Change
Revenue:
Vycor Medical	$301,053	$399,450	-25%
NovaVision	$45,255	$56,763	-20%
	$346,308	$456,213	-24%
Gross Profit
Vycor Medical	$273,146	$357,674	-24%
NovaVision	$41,635	$51,739	-20%
	$314,781	$409,413	-23%

Vycor Medical recorded revenue of $301,053 from the sale of its products for the three months ended September 30, 2019, a decrease of $98,397 over the same period in 2018. The decrease in revenue is primarily due to a large one-time international order in the 2018 period not being repeated. The US continued to experience growth, of 13% compared to the same period in 2018, and other international sales tend to be more lumpy and impacted by timing differences. Gross margin of 91% was recorded for the three months ended September 30, 2019 and 2018. Gross margin is affected by the revenue mix and also by manufacturing validation charges during the 2018 period.

NovaVision recorded revenues of $45,255 for the three months ended September 30, 2019, a decrease of $11,508 over the same period in 2018, as a result of reduced patient volumes in both the US and Europe offset by increased professional revenue in Europe. Gross margin was 92%, compared to 91% for the same period in 2018.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $7,806 to $491,339 for the three months ended September 30, 2019 from $499,143 for the same period in 2018. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended September 30, 2019 and 2018 was $133,500. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $45,139 from $101,900 to $56,761 in 2019; this was a result of commissions paid to an international distributor for a large one-time order in the 2018 period.

The remaining Selling, General and Administrative expenses increased by $37,335 from $263,743 to $301,078 in 2019. The Company is in the process of migrating to a new EU Notified Body for VBAS, with a resultant significant increase in regulatory fees for this migration during the period; patent fees were also higher due to the filing of 8 new patents for VBAS.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Regulatory	56,424	-
Legal, patent, audit/accounting, insurance	25,947	-
Sales, marketing and travel	(8,524)	-
Board and Management	-	-
Payroll	(33,764)	-
Other G&A, Premises	(2,750)	-
	37,333
Commissions	(45,139)	-
Total change	(7,806)	-

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2019 was $5,315 compared to $5,294 for 2018. Other Interest income and expense for 2019 decreased by $171 to $12,109 from $12,280 for 2018.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Revenue and Gross Margin:

	Nine months ended
	September 30,
	2019	2018	% Change
Revenue:
Vycor Medical	$988,786	$930,553	6%
NovaVision	$138,078	$152,426	-9%
	$1,126,864	$1,082,979	4%
Gross Profit
Vycor Medical	$895,484	$821,240	9%
NovaVision	$124,746	$138,609	-10%
	$1,020,230	$959,849	6%

Vycor Medical recorded revenue of $988,786 from the sale of its products for the nine months ended September 30, 2019, an increase of $58,233 over the same period in 2018. Good performance from the US (increase of 43%) and international (up 16%) was offset by two large international orders in the 2018 period which were not repeated during 2019. Gross margin of 91% was recorded for the nine months ended September 30, 2019 compared to 88% for the same period in 2018.

NovaVision recorded revenues of $138,078 for the nine months ended September 30, 2019, a decrease of $14,348 over the same period in 2018, as a result of reduced patient volumes in both the US and Europe primarily in the third quarter, offset by increased professional revenue in Europe. Gross margin of 90%, compared to 91% for the same period in 2018.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $187,429 to $1,497,016 for the nine months ended September 30, 2019 from $1,684,445 for the same period in 2018. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2019 was $401,440 a decrease of $90,685 over $492,125 in 2018. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $237 from $187,859 to $187,622.

The remaining Selling, General and Administrative expenses decreased by $96,507 from $1,004,461 to $907,954. The Company is in the process of migrating to a new EU Notified Body for VBAS, with a resultant significant increase in regulatory fees for this migration during the period; patent fees were also higher due to the filing of 8 new patents for VBAS.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Regulatory	91,995	(4,871)
Legal, patent, audit/accounting, insurance	18,362	-
Sales, marketing and travel	(63,664)
Board and Management	-	(85,815)
Payroll	(138,087)
Other G&A, Premises	(5,112)
	(96,506)
Commissions	(237)	-
Total change	(96,743)	(90,686)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2019 was $15,331 compared to $6,570 for 2018. Other Interest expense for 2019 decreased by $431 to $36,074 from $36,505 for 2018.

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018	$ Change
Cash	$98,502	$86,481	$12,021
Accounts receivable, inventory and other current assets	$557,471	$543,165	$14,306
Total current liabilities	$(2,352,691)	$(1,812,604)	$(540,087)
Working capital	$(1,696,718)	$(1,182,958)	$(513,760)
Cash provided by/(used in) financing activities	$(49,068)	$221,473	$(270,541)

Operating Activities. Cash provided by/(used in) operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by/(used in) operating activities.

The following table shows the principle components of cash provided by/(used in) operating activities during the nine months ended September 30, 2019 and 2018, with a commentary of changes during the periods and known or anticipated future changes:

	September 30, 2019	September 30, 2018	$ Change
Net loss	$(575,211)	$(897,399)	$322,188

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$52,359	$136,203	$(83,844)
Share based compensation	401,440	492,125	(90,685)
Other	9,418	3,139	6,279
	$463,217	$631,467	$(168,250)

Net loss adjusted for non-cash items	$(111,994)	$(265,932)	$153,938
Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	120,383	(33,193)	153,576
Inventory	(32,914)	(7,565)	(25,349)
Prepaid expenses and net insurance financing repayments	(8,227)	6,560	(14,787)
Accrued interest (not paid in cash)	51,233	42,471	8,762
	$130,475	$8,273	$122,202

Cash used in operating activities, adjusted for net insurance repayments	$18,481	$(257,659)	$276,140

The adjustments to reconcile net loss to cash of $463,217 in the period have no impact on liquidity. The decrease in net loss (as adjusted for non-cash items) by $153,938 to $111,994 was primarily a result of increased revenues, as well as reduced expenses. There was a decrease in accounts receivable offset by an increase in accounts payable.

The Company is in the process of modifying the VBAS product suite to make it easier to integrate with IGS. The first phase of this project was completed in September 2017 and additional inventory of $108,000 was purchased during the nine months ended September 30, 2019. The Company is progressing the second phase of this project and as a result anticipates purchasing additional new inventory of approximately $40,000.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2019 was $25,057, which primarily reflected expenditure on the second phase of modifying the VBAS product suite to make it easier to integrate with IGS. The Company anticipates additional expenditures for this second phase, including work to obtain regulatory clearances and approvals, of approximately $100,000.

Financing Activities. During the period ending September 30, 2019 the Company received funds of $17,873 in respect of loans from Fountainhead.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $575,211 for the nine months ended September 30, 2019 and has not generated cash flows from operations. As of September 30, 2019 the Company had a working capital deficiency of $473,129, excluding related party liabilities of $1,223,589. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Strategy”, the Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses. For Vycor Medical this plan includes in particular: increasing market penetration in the US through closer cooperation with complementary product manufacturers, broadening of the distribution network and programs to increase penetration in exiting hospitals; increasing international growth in territories where we are not represented or under represented; and continued new product development. The first phase of the modification of the existing VBAS product range to make it more compatible with the most common IGS systems was completed in September 2017 and has been well received by surgeons, resulting in increased hospital penetration and revenues particularly in the US. The second phase of the development of further IGS integration is in process and will then be subject to regulatory clearances and approvals. Upon regulatory approval and product release of this new VBAS the Company intends to conduct a multi-center study tp provide additional clinical data on the product. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. The Company is in the process of identifying and talking to such partners. Management is determined to reduce the losses it is incurring in this division and is open to a broad range of alternatives which could comprise distribution and marketing partnerships, licensing, merger, sale and/or a significant restructuring of its activities.

However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2020 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $256,568, which has a maturity date of December 31, 2019, having been extended on a number of occasions from its initial due date of June 11, 2011. The Company will seek an extension to the note, although it is not known whether the note will be extended or the terms of any extension. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 8, 2019, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance Type	Security	Shares
FHC Management Fees	Common	1,607,142
Robert Anderson	Common	5,000

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2019.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	November 11, 2019

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	November 11, 2019

