Form 10-K
period 2019-12-31
VYCOR MEDICAL INC
filed 2020-03-27
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Common Stock par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,706,421 (assuming $0.16 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 25,288,550 shares of common stock par value $0.0001 as of March 20, 2020

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 64 issued or allowed patents and a further 9 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

The Company periodically engages in discussions with potential strategic partners for or purchasers of each or both of our operating divisions, and is evaluating its options regarding NovaVision.

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in a number of other international markets. Vycor Medical has 26 granted and 9 pending patents.

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation targeted at a substantial and largely un-addressed market of people who have lost their sight as a result of stroke or other brain injury, and has 38 granted patents.

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses1. For Vycor Medical this plan includes in particular: increasing market penetration in the US through broadening of the distribution network and programs to increase penetration in exiting hospitals; increasing international growth in territories where we are not represented or under represented; and continued new product development. The first phase of the modification of the existing VBAS product range to make it more compatible with the most common IGS systems was completed in September 2017 and has been well received by surgeons, resulting in increased hospital penetration and revenues particularly in the US. The second phase of the development of further IGS integration is in process and will then be subject to regulatory clearances and approvals. Upon regulatory approval and product release of this new VBAS the Company intends to conduct a multi-center study to provide additional clinical data on the product. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. Management is determined to reduce the losses it is incurring in this division and is open to a broad range of alternatives which could comprise distribution and marketing partnerships, licensing, merger, sale and/or a significant restructuring of its activities including closure of part of its operations.

Manufacturing

Vycor Medical uses a sub-contract manufacturer to manufacture, package, label and sterilize its VBAS products. The Company has migrated all its VBAS manufacturing to Life Science Outsourcing, Inc. in Brea, California that is FDA-registered, ISO 13485:2016 certified and meets other applicable ISO standards and certifications.

Intellectual Property

Patents

Vycor Medical maintains a portfolio of patent protection on its methods and apparatus for its Brain and Spine products and technology in the form of issued patents and applications, both domestically and internationally, with a total of 26 granted/allowed and 9 pending patents.

NovaVision maintains a portfolio of patent protection on its methods and apparatus in the form of issued patents and applications, both domestically and internationally, with a total of 38 granted patents.

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

1 Operating Loss before Depreciation, Amortization and non-cash Stock Compensation

Government Regulations

We are committed to an integrated total quality management system. We believe that we have completed the necessary procedures and Vycor Medical is certified to the ISO standards expected of medical device manufacturers as follows:

ISO 13485:2016 Medical Devices — Quality Management Systems

The certification of a quality management system to ISO 1348:2016, specifically for medical devices, is advantageous and often essential for medical companies to export their products to the global market, as well as maintain and enter into certain agreements and business growth opportunities within the U.S. For example, Canada requires that medical device manufacturers marketing their products in Canada must have a quality system certified to ISO 13485:2016 and from January 1, 2019 also be certified to MDSAP. The certification is also required for placement of branded devices into the European Union.

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

Vycor Medical has CE marking approval to allow for distribution of its VBAS products in Europe as a Class III device and has a Health Canada Medical Device License (MDL) for distribution in Canada as a Class II device. VBAS also has regulatory approvals in a number of other international markets. NovaVison’s VRT, NeuroEyeCoach and Sight Science’s NeET have CE mark registrations as Class I devices in Europe.

Vycor Medical has been undertaking a process of migrating its EU Notified Body for the last two years. While the audit and finding responses are complete, the final review and certification process has been delayed due to the intense level of activity being undertaken by EU Notified Bodies as a result of the replacement of the Medical Device Directive (MDD) with the Medical Device Regulation (MDR). Although Vycor’s process is nearly complete the delay has resulted in an inability to market the VBAS product in the EU as aggressively as the company would like.

Employees

We currently have 9 employees.

Website.

The Company operates websites at www.vycormedical.com, www.novavision.com, www.novavision.de and www.sightscience.com

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item. Notwithstanding, in addition to risk factors highlighted in previous reports, the Company adds the following additional risk factor:

We do not yet know the extent we could be affected by the Coronavirus (COVID-19) pandemic

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Although neurosurgery is not generally an elective procedure, general hospital dislocation and diversion of resources could impact our revenues. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020 and has been extended for a further three years to August 31, 2023. The Company’s subsidiary in Germany occupies premises on a short-term lease agreement of EUR1,650 per month (approximately $1,815).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Beginning on July 20, 2009, our Common Stock was quoted on the OTC Bulletin Board under the symbol “VYCO”.

The market price of our common stock, like that of other early stage medical device companies, is highly volatile and is subject illiquidity and to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 21, 2020 there were 25,391,884 and 25,288,550 shares of common stock issued and outstanding, respectively, and approximately 150 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209; telephone (303) 282-4800.

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company’s Series D Convertible Preferred Stock bears a 12% per annum dividend payable in cash or Series D Preferred Stock at the option of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2019 through March 21, 2020 which were not registered under the Securities Act

Common Stock:

Issuance Type	Security	Shares
FHC Management Fees	Common	2,142,856
Issue of shares pursuant to consulting agreements	Common	5,000
Total		2,147,856

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Revenue and Gross Margin:

Vycor Medical recorded revenue of $1,299,830 from the sale of its products for the year ended December 31, 2019, a decrease of $11,481 (or 1%) over 2018. The US continued to experience growth (increase of 28%), primarily as a result of increased adoption and usage following the introduction of the enhanced VBAS model in September 2017, however this was offset by two large international orders representing approximately $196,000 of revenue in the 2018 period which were not repeated during 2019.

Gross margin of 90% was recorded for the year ended December 31, 2019 compared to 88% in 2018.

NovaVision recorded revenues of $181,921 for the year ended December 31, 2019, a decrease of $16,098 from 2018, and gross margin of 90%, compared to 91% for 2018.

Research and Development Expense:

Research and development expenses were $0 in 2019 and 2018.

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses decreased by $183,314 to $2,000,191 in 2019 from $2,183,505 in 2018. Included within Selling, General and Administrative Expenses are non-cash charges for share-based compensation as the result of amortizing employee and non-employee shares and options which have been issued by the Company over various periods. The charge for 2019 was $534,940, a decrease of $90,685 from $625,625 in 2018, as a result of the expensing of options in 2018. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $3,227 to $262,460, which was not a significant change from the prior year.

The remaining Selling, General and Administrative expenses decreased by $95,856 from $1,298,647 to $1,202,790. The reduction is primarily the result of personnel efficiencies and the curtailment of online marketing expenditure for NovaVision. The Company is in the process of migrating to a new EU Notified Body for VBAS, with a resultant significant increase in regulatory fees for this migration during 2019; patent fees were also higher due to the filing of 8 new patents for VBAS.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Regulatory	79,854	-
Legal, patent, audit/accounting, insurance	19,219	-
Sales, marketing and travel	(66,739)
Board and Management	-	(85,814)
Payroll	(126,862)	(4,871)
Other G&A, Premises	(1,328)	-
Commissions	3,227	-
Total change	(92,629)	(90,685)

Impairment of Assets:

During the year ended December 31, 2018, and following the applicable guidance, the Company made a full provision of $307,576 against the NovaVision intangible assets and capitalized software, of which $256,790 was in respect of Trademarks and Website and $50,786 was in respect of unamortized software development costs.

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2019 increased $9,213 following the issuance of related party notes during 2018 and 2019 to $20,647 from $11,434 for 2018. Other Interest expense for 2019 decreased by $764 to $48,036 from $48,800 for 2018.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the periods ended December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018	$ Change
Cash	$72,239	$86,481	$(14,242)
Accounts receivable, inventory and other current assets	$584,193	$543,165	$41,028
Total current liabilities	$(2,446,406)	$(1,812,604)	$(633,802)
Working capital	$(1,789,974)	$(1,182,958)	$(607,016)
Cash provided by (used in) financing activities	$40,091	$200,421	$(160,330)

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principal components of cash used in operating activities during the year ended December 31, 2019 and 2018, with a commentary of changes during the periods and known or anticipated changes:

	December 31, 2019	December 31, 2018	$ Change
Net loss	$(796,202)	$(1,379,356)	$583,154

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$69,438	$177,351	$(107,913)
Impairment of assets	-	307,576	$(307,576)
Share based compensation	$534,940	$625,625	$(90,685)
Gain or loss on foreign exchange	$2,390	$1,387	$1,003
Other	$12,558	$6,279	$6,279
	$619,326	$1,118,218	$(498,892)

Net loss adjusted for non-cash items	$(176,876)	$261,138)	$84,262
Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	$152,132	$(61,685)	$213,817
Inventory	$(19,964)	$4,482	$(24,446)
Prepaid expenses and net insurance financing repayments	$(14,500)	$2,837	$(17,337)
Accrued interest (not paid in cash)	$68,647	$59,434	$9,213
Other	-	$3,169	$(3,169)
	$186,315	$8,237	$178,078

Cash provided by/(used in) operating activities, adjusted for net insurance repayments	$9,439	$(252,901)	$262,340

The adjustments to reconcile net loss to cash used of $619,326 in the period have no impact on Liquidity. The decrease in net loss (as adjusted for non-cash items) by $84,262 to $176,876 was primarily due to a reduction in cash operating expenses during the period. The net change in accounts receivable, accounts payable and accrued liabilities is the result of an increase in accounts payable; this is mainly due to expenditure on regulatory and testing for the VBAS development occurring during the fourth quarter.

The Company is in the process of modifying the VBAS product suite to make it easier to integrate with IGS. The first phase of this project was completed in September 2017 and additional inventory of approximately $128,000 was purchased during 2019. The Company is progressing the second phase of this project and as a result of this and normal inventory management anticipates purchasing additional new inventory of approximately $95,000.

Investing Activities. Cash used in investing activities for the year ended December 31, 2019 was $58,253, which primarily reflected expenditure on the second phase of modifying the VBAS product suite to make it easier to integrate with IGS. The Company anticipates additional expenditures for this second phase, including work to obtain regulatory approvals, of approximately $75,000.

Financing Activities. During the year ended December 31, 2019 the Company received funds of $37,873 in respect of loans from Fountainhead.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $796,202 and $1,379,356 for the years ending December 31, 2019 and 2018 respectively and has not generated sufficient cash flows from operations. As at December 31, 2019 the Company had a working capital deficiency of $541,070, excluding related party liabilities of $1,248,904. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

As described earlier in this ITEM 1 “Strategy”, the Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses2. For Vycor Medical this plan includes in particular: increasing market penetration in the US through closer cooperation with complementary product manufacturers, broadening of the distribution network and programs to increase penetration in exiting hospitals; increasing international growth in territories where we are not represented or under represented; and continued new product development. The first phase of the modification of the existing VBAS product range to make it more compatible with the most common IGS systems was completed in September 2017 and has been well received by surgeons, resulting in increased hospital penetration and revenues particularly in the US. The second phase of the development of further IGS integration is in process and will then be subject to regulatory clearances and approvals. Upon regulatory approval and product release of this new VBAS the Company intends to conduct a multi-center study to provide additional clinical data on the product. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. The Company is in the process of identifying and talking to such partners. Management is determined to reduce the losses it is incurring in this division and is open to a broad range of alternatives which could comprise distribution and marketing partnerships, licensing, merger, sale and/or a significant restructuring of its activities including closure of part or all of its operations.

However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2021 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $280,765, which has a maturity date of June 30, 2020, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time it is not known whether any further extension of the note beyond June 30, 2020 will be available. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Although neurosurgery is not generally an elective procedure, general hospital dislocation and diversion of resources could impact our revenues. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

2 Operating Loss or Profit before Depreciation, Amortization and non-cash Stock Compensation

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2019 and 2018 patient deposits amounted to $46,191 and $44,605, respectively, and are included in other current liabilities.

Fixed assets

The Company records fixed assets at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and seven years. Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Leases

The Company has one leased building in Boca Raton, Florida that is classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet as per ASC 842. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of Selling, General and Administrative expenses.

The standard was effective for us beginning January 1, 2019. The Company elected the available practical expedients on adoption. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated statements of comprehensive loss. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

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

During the year ended December 31, 2018, and following the applicable guidance, the Company made a full provision of $307,576 against the NovaVision intangible assets and capitalized software, of which $256,790 was in respect of Trademarks and Website and $50,786 was in respect of unamortized software development costs.

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended December 31, 2019 and 2018 was $12,558 and $6,279, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

Foreign Currency

The Euro is the local currency of the country in which NovaVision GmbH conducts its operations and is considered the functional currency of this entity; the GB Pound is the local currency of the country in which Sight Science Limited conducts its operations and is considered the functional currency of this entity. All balance sheet amounts are translated to U.S. dollars using the U.S. exchange rate at the balance sheet date except for the equity section which is translated at historical rates. Operating statement amounts are translated using an average exchange rate for the period of operations. Foreign currency translation effects are accumulated as part of the accumulated other comprehensive income (loss) and included in stockholders’ equity (deficiency) in the accompanying Consolidated Balance Sheets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Vycor Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vycor Medical, Inc. ("the Company") as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, including a net loss of $796,202 and $1,379,356 for the years ended December 31, 2019 and 2018 respectively, and has not generated cash flows from its operations. As of December 31, 2019, the Company had working capital deficiency of $541,070, excluding related party liabilities of $1,248,904. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company's auditor since 2018.

Hackensack, New Jersey

March 27, 2020

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$72,239	$86,481
Trade accounts receivable	278,020	257,468
Inventory	210,528	203,122
Prepaid expenses and other current assets	95,645	82,575
Total Current Assets	656,432	629,646

Fixed assets, net	374,527	372,641

Intangible and Other assets:
Patents, net of accumulated amortization	23,326	35,303
Website, net of accumulated amortization	-	187
Security deposits	6,000	6,000
Operating lease right-of-use assets	31,658	-
Total Intangible and Other assets	60,984	41,490
TOTAL ASSETS	$1,091,943	$1,043,777

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$251,927	$92,955
Accrued interest: Other	280,765	232,765
Accrued interest: Related party	44,921	24,274
Accrued liabilities - Other	308,768	295,056
Accrued liabilities - Related Party	973,110	648,740
Notes payable: Related Party	230,873	193,000
Notes payable: Other	328,032	325,814
Current operating lease liabilities	28,010	-
Total Current Liabilities	2,446,406	1,812,604

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,306 and 270,306 issued and outstanding as at December 31, 2019 and December 31, 2018 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at December 31, 2019 and 2018, 25,391,884 and 23,244,028 shares issued and 25,288,550 and 23,140,694 outstanding at December 31, 2019 and 2018 respectively	2,539	2,324
Additional Paid-in Capital	28,306,592	27,771,868
Treasury Stock (103,334 shares of Common Stock as at December 31, 2019 and 2018 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(29,790,258)	(28,669,686)
Accumulated Other Comprehensive Income (Loss)	127,670	127,673
Total Stockholders’ Equity (Deficiency)	(1,354,463)	(768,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,091,943	$1,043,777

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

	For the year ended December 31,
	2019	2018

Revenue	$1,481,751	$1,509,330
Cost of Goods Sold	146,656	169,598
Gross Profit	1,335,095	1,339,732

Operating expenses:
Depreciation and Amortization	60,033	166,386
Selling, general and administrative	2,000,191	2,183,505
Impairment of assets	-	307,576
Total Operating expenses	2,060,224	2,657,467
Operating loss	(725,129)	(1,317,735)

Other income (expense)
Interest expense: Other	(48,036)	(48,800)
Interest expense: Related Party	(20,647)	(11,434)
Loss on foreign currency exchange	(2,390)	(1,387)
Total Other Income (expense)	(71,073)	(61,621)

Loss Before Credit for Income Taxes	(796,202)	(1,379,356)
Credit for income taxes	-	-
Net Loss	(796,202)	(1,379,356)
Preferred stock dividends	(324,370)	(324,370)
Net Loss available to common shareholders	(1,120,572)	(1,703,726)
Comprehensive Loss
Foreign Currency Translation Adjustment	3	(2,832)
Comprehensive Loss	$(796,199)	$(1,382,188)

Net Loss Per Share
Basic and diluted	$(0.05)	$(0.08)

Weighted Average Number of Shares Outstanding – Basic and Diluted	23,958,999	21,599,118

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Equity (Deficiency)

									Additional		Accum.
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Other Comp.
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Income(Loss)	Total
Balance at December 31, 2017	19,925,322	$1,993	1	$0	270,306	$27	(103,334)	$(1,033)	$26,921,574	$(26,965,960)	$124,841	$81,442
Issuance of stock for board and consulting fees	2,204,770	220							674,780			675,000
Directors deferred compensation granted									84,000			84,000
Share based compensation issued to management/employees									91,625			91,625
Issuance of shares pursuant to exercise of warrants	1,113,936	111							(111)			0
Accumulated Comprehensive Loss											2,832	2,832
Net loss for year ended December 31, 2018										(1,703,726)		(1,703,726)
Balance at December 31, 2018	23,244,028	2,324	1	0	270,306	27	(103,334)	(1,033)	27,771,868	(28,669,686)	127,673	(768,826)
Issuance of stock for board and consulting fees	2,147,856	215							450,724			450,939
Directors deferred compensation granted									84,000			84,000
Accumulated Comprehensive Loss											(3)	(3)
Net loss for year ended December 31, 2019										(1,120,572)		(1,120,572)
Balance at December 31, 2019	25,391,884	$2,539	1	$0	270,306	$27	(103,334)	$(1,033)	$28,306,592	$(29,790,258)	$127,670	$(1,354,463)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(796,202)	$(1,379,356)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of intangible assets	12,164	50,331
Depreciation of fixed assets	57,274	127,020
Inventory provision and write-off	12,558	6,279
Share based compensation	534,940	625,625
(Gain) loss on foreign exchange	2,390	1,386
Impairment of assets	-	307,576

Changes in assets and liabilities:
Accounts receivable	(20,552)	(147,046)
Inventory	(19,964)	4,482
Prepaid expenses	(16,718)	(4,584)
Accrued interest – Related Party	20,647	11,434
Accrued interest - Other	48,000	48,000
Accounts payable	158,972	(48,364)
Accrued liabilities	13,712	133,726
Security Deposit	-	3,169
Cash provided by/(used in) operating activities	7,221	(260,322)
Cash flows from investing activities:
Purchase of fixed assets	(58,253)	(63,523)
Cash used in investing activities	(58,253)	(63,523)
Cash flows from financing activities:
Proceeds from issuance of Notes Payable - Related Party	37,873	193,000
Proceeds from and (repayment of) Notes Payable - Other	2,218	7,421
Cash provided by financing activities	40,091	200,421
Effect of exchange rate changes on cash	(3,301)	3,692
Net decrease in cash	(14,242)	(119,732)
Cash at beginning of year	86,481	206,213
Cash at end of year	$72,239	$86,481

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$0	$0
Cash paid for income tax	$0	$0
Non-Cash Transactions:
Common stock issued to related party for payment of accrued liabilities	$0	$225,000

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

Ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $796,202 and $1,379,356 for the years ending December 31, 2019 and 2018, respectively, and has not generated sufficient cash flows from operations. As at December 31, 2019 the Company had a working capital deficiency of $541,070, excluding related party liabilities of $1,248,904. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses for both the Vycor Medical and NovaVision divisions. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $280,765, which has a maturity date of June 30, 2020, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond June 30, 2020 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2021 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations

2. SIGNIFICANT ACCOUNTING POLICIES

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

NovaVision generates revenues from various programs, therapy services and other sources such as software license sales. Therapy services revenues represent fees from NovaVision’s vision restoration therapy software, eye movement training software, diagnostic software, clinic set up and training fees, and the professional and support services associated with the therapy. NovaVision provides vision restoration therapy directly to patients. The typical therapy program consists of NeuroEyeCoach, performed over 2-4 weeks, and six modules of Vision Restoration Therapy, performed over 6 months. A patient contract comprises set-up fees and monthly therapy fees. Set-up fees are recognized at the outset of the contract and therapy revenue is recognized ratably over the therapy period. Patient therapy is restricted to being completed by a patient within a specified time frame.

Deferred revenue results from patients paying for the therapy in advance of receiving the therapy.

As part of the adoption of ASC 606, see Note 6 to the Consolidated Financial Statements for further disaggregation of revenue.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution in the U.S. are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2019 and 2018 patient deposits amounted to $46,191 and $44,605, respectively, and are included in Accrued Liabilities.

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

Inventories

Inventories consist of raw materials, work in process and finished goods that are stated at the lower of cost determined using the weighted average cost method, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory obsolescence for the years ended December 31, 2019 and 2018 was $12,558 and $6,279, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of comprehensive loss.

Leases

The Company has one leased building in Boca Raton, Florida that is classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet as per ASC 842. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of Selling, General and Administrative expenses.

The standard was effective for us beginning January 1, 2019. The Company elected the available practical expedients on adoption. The adoption had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated statements of comprehensive loss. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

Foreign Currency

The Euro is the local currency of the country in which NovaVision GmbH conducts its operations and is considered the functional currency of this entity; the GB Pound is the local currency of the country in which Sight Science Limited conducts its operations and is considered the functional currency of this entity. All balance sheet amounts are translated to U.S. dollars using the U.S. exchange rate at the balance sheet date except for the equity section which is translated at historical rates. Operating statement amounts are translated using an average exchange rate for the period of operations. Foreign currency translation effects are accumulated as part of the accumulated other comprehensive income (loss) and included in stockholders’ equity (deficiency) in the accompanying Consolidated Balance Sheets.

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

During the year ended December 31, 2018, and following the applicable guidance, the Company made a full provision of $307,576 against the NovaVision intangible assets and capitalized software, of which $256,790 was in respect of Trademarks and Website and $50,786 was in respect of unamortized software development costs.

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2019 and 2018, the amounts charged to research and development expenses were $0 for both years, respectively.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. There was no capitalized for software development during the years ended December 31, 2019 and 2018. As part of the impairment review referred to above, software development costs were written down by $50,786 to $0 during the year ended December 31, 2018.

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

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	December 31,	December 31,
	2019	2018
Stock options outstanding	700,000	1,380,000
Warrants to purchase common stock	3,717,826	3,717,826
Debentures convertible into common stock	2,765,548	2,652,568
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	1,175,907	775,911
Total	9,631,333	9,798,357

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

3. INVENTORY

	December 31, 2019	December 31, 2018

Raw materials and work in process	$82,142	$59,325
Finished goods	128,386	143,797
Total Inventory	$210,528	$203,122

4. LEASE

The Company recognized the following related to a lease in its consolidated balance sheet at December 31, 2019:

	Year Ended December 31,
	2019	2018
Operating Lease ROU Assets	$31,658	$-
	$31,658	$-
Operating Lease Liabilities
Current portion	$28,010	$-
	$28,010	$-

5. NOTES PAYABLE

Related Party Notes Payable consists of:

	December 31, 2019	December 31, 2018
On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2020 or on demand by the Payee	30,000	30,000
Between March 26, 2018 and December 31, 2019 the Company issued various promissory notes to Fountainhead Capital Management Limited for $200,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Five notes were extended for another twelve months on their due dates which will be due between April 2020 and March 2021 or on demand by the Payee.	200,873	163,000

Total Related Party Notes Payable	$230,873	$193,000

Other Notes Payable consists of:

	December 31, 2019	December 31, 2018
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to June 30, 2020. The note is personally guaranteed by certain officers and directors of the Company See further note below.	$300,000	$300,000
Insurance policy finance agreements.	28,032	25,814
Total Other Notes Payable	$328,032	$325,814

On January 24, 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 2,765,548 shares of Common Stock. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. In addition, the Company agreed to issue warrants to purchase 2,308,405 shares of Common Stock at $0.27, the same terms as the 2018 Offering, exercisable for three years from January 1, 2018, if and when the conversion option is exercised. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

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

	Twelve Months Ended December 31,
	2019	2018
Revenue:
Vycor Medical	$1,299,830	$1,311,311
NovaVision	$181,921	$198,019
	$1,481,751	$1,509,330
Gross Profit
Vycor Medical	$1,171,149	$1,160,118
NovaVision	$163,946	$179,614
	$1,335,095	$1,339,732

	December 31,	December 31,
	2019	2018
Total Assets:
Vycor Medical	$1,036,857	$981,553
NovaVision	55,086	62,224
Total Assets	$1,091,943	$1,043,777

(b) Geographic information. The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Twelve Months Ended December 31,
	2019	2018
Revenue:
United States	$1,380,209	$1,406,101
Europe	$101,542	$103,229
	$1,481,751	$1,509,330
Gross Profit
United States	$1,246,464	$1,248,257
Europe	$88,631	$91,475
	$1,335,095	$1,339,732

	December 31,	December 31,
	2019	2018
Total Assets:
United States	$1,055,312	$981,553
Europe	36,631	62,224
Total Assets	$1,091,943	$1,043,777

7. FIXED ASSETS

Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated	December 31,	December 31,
	Useful Lives	2019	2018

Machinery and equipment	3 years	$137,566	$137,503
Leasehold Improvements	3 years	8,063	7,989
Purchased Software	3 years	27,706	27,706
Molds and Tooling	5 years	715,463	660,798
Furniture and fixtures	7 years	26,120	26,120
Therapy Devices	3 years	134,002	130,415
Internally Developed Software	5 years	379,782	379,782
		1,428,702	1,370,313
Less: Accumulated depreciation and amortization		(1,054,175)	(997,670)
Property and Equipment, net		374,527	372,643

Depreciation expense for the years ended December 31, 2019 and 2018 was $57,274 and $127,020 respectively, including $9,454 and $10,965 respectively for Therapy Devices which is allocated to Cost of Sales.

As part of the impairment review referred to in Note 8, software development costs were written down by $50,786 to $0 during the year ended December 31, 2018.

8. INTANGIBLE ASSETS

Intangible Assets consists of:

	December 31,
	2019	2018
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$865,639	$865,639
Accumulated Amortization	(842,313)	(830,336)
	$23,326	$35,303
Amortized intangible assets: Website (5 years useful life)
Gross carrying Amount	$20,382	$20,382
Accumulated Amortization	$(20,382)	$(20,195)
	$0	$187

Intangible asset amortization expense for the periods ended December 31, 2019 and 2018 was $12,164 and $50,331, respectively.

During the year ended December 31, 2018, and following the applicable guidance, the Company made a full provision of $307,576 against the NovaVision intangible assets and capitalized software, of which $256,790 was in respect of Trademarks and Website and $50,786 was in respect of unamortized software development costs.

9. EQUITY

Equity Transactions

From January to December 2019 and 2018, the Company granted 399,996 and 265,384 shares, respectively) of Common Stock (valued at $84,000 during each period) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until January 15th of the year following termination of their services as a director. As of December 31, 2019 these shares have yet to be issued.

During January to December 2019 and 2018, under the terms of the Consultancy Agreement referred to in Note 13, the Company issued 2,142,856 and 2,204,770 shares, respectively, of Common Stock to Fountainhead for fees of $450,000 and $675,000, respectively, of which $225,000 in 2018 was in respect of fees accrued at December 31, 2017.

On April 4, 2019 the Company issued 5,000 shares of Common Stock to Robert Anderson in accordance with the terms of a consulting agreement.

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

Warrants and Options

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

		Weighted average
		exercise price
	Number of shares	per share
Outstanding at December 31, 2017	6,929,386	$0.31
Granted	-	-
Exercised	(3,111,560)	$0.28
Cancelled or expired	(100,000)	$2.56
Outstanding at December 31, 2018	3,717,826	$0.27
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2019	3,717,826	$0.27

STOCK OPTIONS:

		Weighted average
		exercise price
	Number of shares	per share
Outstanding at December 31, 2017	725,557	$0.95
Granted	680,000	$0.28
Exercised	-	-
Cancelled or expired	(25,557)	5.97
Outstanding at December 31, 2018	1,380,000	$0.53
Granted	-	-
Exercised	-	-
Cancelled or expired	(680,000)	0.79
Outstanding at December 31, 2019	700,000	$0.28

As of December 31, 2019, the weighted-average remaining contractual life of outstanding warrants and options is 0.11 and 1.45 years, respectively.

10. SHARE-BASED COMPENSATION

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

For the years ended December 31, 2019 and 2018, the Company recognized share-based compensation of $0 and $4,871, respectively for the issuance of stock options to management and employees.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of December 31, 2019 there were no awards of any stock appreciation rights.

Non-Employee Stock Compensation

Aggregate stock-based compensation for stock and warrants granted to non-employees for the years ended December 31, 2019 and 2018 was $534,940 and $620,754. The expense related to stock not issued during the years ended December 31, 2019 and 2018 comprise: $84,000, respectively for both years, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan; and $0 and $86,754 related to the issuance of 660,000 options in the year ended December 31, 2018 discussed below. As of December 31, 2019, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

During the year ended December 31, 2019 and 2018, options with a value of $0 and $86,754, respectively, were granted to Fountainhead with performance vesting conditions, (see Note 13). The performance conditions of the options granted during 2018 were met and these options became fully vested in June 2018 and recognized as stock compensation during the period.

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

The stock compensation expensed during the year ended December 31, 2019 resulted from the issuance of Common Stock on the date of vesting, valued on the date of issuance and options. The following assumptions were used in calculations of the Black-Scholes option pricing model for option-based stock compensation in year ended December 31, 2018:

	Year ended December 31,
	2019	2018
Risk-free interest rates	-%	1.72-2.41%
Expected life	-	1.5 – 4.0 years
Expected dividends	-%	0%
Expected volatility	-%	102-107%
Vycor Common Stock fair value	$-	$ 0.20 - 0.49

11. INCOME TAXES

Loss Before Taxes

	December 31, 2019	December 31, 2018
Domestic	$675,687	$1,077,557
Foreign	120,515	301,799
	$796,202	$1,379,356

The reconciliation of income tax expense at the U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018

US statutory rate	$(167,235)	$(289,665)
Tax difference between foreign and U.S.	(13,341)	(12,732)
Change in Valuation Allowance	(180,576)	(302,396)
Tax Provision	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019	December 31, 2018
Operating loss carry-forward	$18,600,000	$18,600,000
Deferred tax asset before Valuation allowance	3,906,000	3,906,000
Valuation allowance	(3,906,000)	(3906,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2019 and December 31, 2018.

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

Net Operating Loss Carry-Forwards

Under the Tax Act, net operating loss carryforwards generated for tax years beginning after December 31, 2018, will have an indefinite carryforward period.

As of December 31, 2019 and 2018, the Company had U.S. accumulated losses for tax purposes of approximately $18,600,000 and $18,600,000 respectively, which may be carried forward and offset against U.S. taxable income. $18,320,000 expires during the tax years 2027 through 2037 and $280,000 can be carryforward indefinitely.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2019 and 2018, the Company had German accumulated losses for tax purposes of approximately $1,435,763 and $1,195,915 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership.

As of December 31, 2019 and 2018, the Company had UK accumulated losses for tax purposes of approximately $200,010 and $234,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates

The applicable US income tax rate for the Company for both of the years ended December 31, 2019 and 2018 was 21% and 21%, respectively. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2019 and 2018 was 31.58%; the UK applicable rate for both the years ended December 31, 2019 and 2018 was 19%.

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

Uncertain Tax Position

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2019 and 2018. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

12. COMMITMENTS AND CONTINGENCIES

Lease

Effective August 1, 2017 the Company leased office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020. The Company’s subsidiary in Germany occupies premises on a short-term lease agreement. Rent expense for the year ended December 31, 2019 and 2018 was $98,682 and $99,458 respectively.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the year ended December 31, 2019 and 2018 respectively.

13. CONSULTING AND OTHER AGREEMENTS

The following agreement remained in force during the year ended December 31, 2019:

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

14. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou, and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2019, 57% of the Company’s Common Stock and 95% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During January to December 2019 and 2018, under the terms of the Consultancy Agreement referred to in Note 13, the Company issued 2,142,856 and 2,204,770 shares, respectively, of Common Stock to Fountainhead for fees of $450,000 and $675,000, respectively, of which $225,000 in 2018 was in respect of fees accrued at December 31, 2017.

During the year ended December 31, 2019 and 2018, respectively, the Company issued unsecured loan notes to Fountainhead for a total of $37,873 and $163,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary. During year ended December 31, 2019 and 2018, the Company issued unsecured loan notes to Peter Zachariou for a total of $0 and $30,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

During each of the years ended December 31, 2019 and 2018, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was in respect of Fountainhead and $83,386 was in respect of Peter Zachariou.

As referred to in Note 5, on January 24, 2018 the Company entered into the Amendment with EuroAmerican. regarding its $300,000 Note. Under the Amendment, EuroAmerican granted a right of first refusal prior to converting or selling the Note a) first to Vycor to redeem the Note and accrued interest at face value and b) if not exercised second to Fountainhead to purchase the Note and accrued interest at face value on the same terms. The note is personally guaranteed by certain officers and directors of the Company.

There were no other related party transactions during the years ended December 31, 2019 and 2018.

15. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration	Year ended December 31,
	2019	2018

Number of customers over 10%	0	0
Percentage of sales	0%	0%

Accounts Receivable Concentration

	At December 31,
	2019	2018

Number of customers over 10%	1	2
Percentage of accounts receivable	37%	13% and 40%

We have three sub-contract manufacturers who both represent over 10% of purchased on an annual basis.

16. SUBSEQUENT EVENTS

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Although neurosurgery is not generally an elective procedure, general hospital dislocation and diversion of resources could impact our revenues. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Other than the above stated Subsequent Event, the Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the financial statements.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	58
David Marc Cantor	President and a Director	53
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	61
Steven Girgenti	Director	74
Oscar Bronsther, M.D.(1)	Director	67
Lowell Rush	Director	63

(1)	On March 23, 2020, Mr. Bronsther submitted his resignation from the Board of Directors to be effective as of July 1, 2020, which was accepted by the Board of Directors on March 23, 2020.

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

Steven Girgenti has been a Vycor Medical director since November 2008 and is Chairman of the Nominating and Governance Committee and of the Compensation Committee. He is presently the Managing Partner of Medi-Pharm Consulting, LLC providing strategic services to a number of medical device, pharmaceutical and diagnostic businesses, and Executive Chairman of BioAffinity Technologies, Inc Steve was formerly CEO and co-founder of DermWorx Incorporated a specialty pharmaceutical company dedicated to solutions for dermatological conditions. Steve was also the Worldwide Chairman and CEO of Ogilvy Healthworld, a leading global healthcare communications network with 55 offices in 36 countries. The network has more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world’s leading healthcare companies. Mr. Girgenti founded Healthworld in 1986 and, under his leadership, the company made numerous acquisitions to expand and diversify the business. Healthworld went public in 1997. In 1998, and again in 1999, Business Week named Healthworld one of the “Best Small Corporations in America”. In 1999, Forbes listed Healthworld as one of the “200 Best Small Companies”. Mr. Girgenti was recognized as “Entrepreneur of the Year” by NASDAQ in 1999, and was named Med Ad News’ first “Medical Advertising Man of the Year” in 2000. In 2010 he was inducted into the Medical Advertising Hall of Fame. Mr. Girgenti is also Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City, and is on the Board of Directors for Jack Martin Fund, a Mt. Sinai Hospital affiliated charitable organization devoted to pediatric oncology research. He graduated from Columbia University and has worked in the pharmaceutical industry since 1968 for companies such as Bristol-Myers Squibb, Carter Wallace and DuPont, as well as advertising agencies that specialize in healthcare. During his career, Steve has held positions in marketing research, product management, new product planning and commercial development.

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

Lowell Rush was appointed a Director in April 2013 and is Chairman of the Audit Committee. Mr. Rush has extensive experience in financial management and operational development, and since April 2017 has been Chief Financial Officer of Coral Gables-based The Revenue Optimization Companies (T-ROC), a leading provider of retail services. Previously, he was Chief Financial Officer of Ft. Lauderdale-based Paybox Corp. (OTCQB:PBOX) (2013-2017), and held positions as: Chief Operating Officer of Miami-based Cosmetic Dermatology, Inc. , CFO of Bijoux Terner, LLC (2008-2010); CFO of Little Switzerland, Inc. (2006-2008); and VP Sales Operations of Rewards Network, Inc. Mr. Rush sits on the Board of the Florida Breast Cancer Foundation. He is a CPA with an MBA in International Business, who has also held financial management roles at multi-national companies Sunglass Hut International, Burger King Corporation and Knight-Ridder, Inc. He began his career with the accounting firms Ernst & Young and Deloitte & Touche.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2019 and 2018, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2019 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non- Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings($)	All other Compensation($)	Total($)
Peter Zachariou	2019	$—	—	—	—	—	—	—	—
CEO	2018	$—	—	—	—	—	—	—	—
David Cantor	2019	$—	—	—	—	—	—	—	—
President	2018	$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	3,200,000	$0.28	2,540,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,200,000	$0.28	2,540,000

(1)	As of December 31, 2019.

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
None

Total		-

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

Compensation of Directors

During the period January 1, 2019 through December 31, 2019, we granted Steven Girgenti, Oscar Bronsther, M.D. and Lowell Rush a total of 99,999 each shares of the Company’s Common Stock for their service to the Board of Directors under the Company’s Deferred Compensation Plan. Under this Plan, the directors may defer their director’s compensation to the January 15th following the termination of their service as a director. All of the above-mentioned Stock was granted under the Plan. Each of Mr. Girgenti, Dr. Bronsther and Mr. Rush are entitled to receive $7,000 in cash or stock at the option of the company per quarter. No other directors of the Company receive compensation for their service to the Company other than as disclosed under Employment Agreements above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of March 20, 2020. Unless noted, the address for the following beneficial owners and management is 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Steven Girgenti	458,856	1.79%
Common Stock	Oscar Bronsther, M.D	440,283	1.71%
Common Stock	Lowell Rush	428,320	1.67%
Common Stock	Peter C. Zachariou	48,856	0.19%
Series D Preferred Stock	Peter C. Zachariou	69,487	25.71%
Common Stock	All executive officers and directors as a group	1,376,243	5.19%
Series D Preferred Stock	All executive officers and directors as a group	69,487	25.71%
Common Stock	Fountainhead Capital Management Limited 17 Bond Street, St. Helier, Jersey JE2 3NP	14,447,666	58.22%
Series D Preferred Stock	Fountainhead Capital Management Limited 17 Bond Street, St. Helier, Jersey JE2 3NP	188,363	69.7%

(1) In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In the case of directors, the number of shares includes shares granted but not issued under the director’s Deferred Compensation Plan. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on March 21, 2020, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and the issuance of shares granted but not issued under the director’s Deferred Compensation Plan; and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 21, 2020 (25,288,550 shares of Common Stock and 270,307 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options or that can be issued under the director’s Deferred Compensation Plan. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Please refer to Financial Statement, Note 14, which is incorporated in its entirety by this reference.

Director Independence

As of March 21, 2020, of our six (6) directors, Steven Girgenti, Oscar Bronsther and Lowell Rush are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2019 and December 31, 2018, respectively, were approximately $53,500 and $51,000.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2019 and 2018 were $1,500 and $1,500 respectively.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for 2019 or 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Reports of Prager Metis CPAs, LLC., Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of December 31, 2019 and 2018 (audited)

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018 (audited)

●	Statements of Stockholders’ Deficit from January 1, 2018 to December 31, 2019 (audited)

●	Statement of Cash Flows for the years ended December 31, 2019 and 2018 (audited)

●	Notes to Financial Statements (audited)

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

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)

Date	March 27, 2020

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	March 27, 2020

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	March 27, 2020

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	March 27, 2020

By:	/s/ Steven Girgenti
Steven Girgenti
Director

Date	March 27, 2020

By:	/s/ Oscar Bronsther, M.D.
Oscar Bronsther, M.D.
Director

Date	March 27, 2020

By:	/s/ Lowell Rush
Lowell Rush
Director

Date	March 27, 2020

