Form 10-Q
period 2020-03-31
VYCOR MEDICAL INC
filed 2020-05-12
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2020

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

There were 25,824,264 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of May 11, 2020.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$70,714	$72,239
Trade accounts receivable	163,038	278,020
Inventory	201,075	210,528
Prepaid expenses and other current assets	107,060	95,645
Total Current Assets	541,887	656,432

Fixed assets, net	408,649	374,527

Intangible and Other assets:
Patents, net of accumulated amortization	20,332	23,326
Security deposits	6,000	6,000
Operating lease - right of use assets	156,251	31,658
Total Intangible and Other assets	182,583	60,984
TOTAL ASSETS	$1,133,119	$1,091,943

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$251,147	$251,927
Accrued interest: Other	292,732	280,765
Accrued interest: Related party	51,345	44,921
Accrued liabilities - Other	170,060	308,768
Accrued liabilities - Related Party	1,135,295	973,110
Notes payable: Other	346,885	328,032
Notes payable: Related Party	290,873	230,873
Current operating lease liabilities	41,924	28,010
Total Current Liabilities	2,580,261	2,446,406

Operating lease liability - Long term	110,952	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,306 and 270,306 issued and outstanding as at March 31, 2020 and December 31, 2019 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at March 31, 2020 and December 31, 2019, 25,927,598 and 25,391,884 shares issued and 25,824,264 and 25,288,550 outstanding at March 31, 2020 and December 31, 2019 respectively	2,593	2,539
Additional Paid-in Capital	28,440,038	28,306,592
Treasury Stock (103,334 shares of Common Stock as at March 31, 2020 and December 31, 2019 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(30,127,391)	(29,790,258)
Accumulated Other Comprehensive Income (Loss)	127,672	127,670
Total Stockholders’ Deficiency	(1,558,094)	(1,354,463)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,133,119	$1,091,943

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2020	2019

Revenue	$351,051	$350,666
Cost of Goods Sold	38,895	36,198
Gross Profit	312,156	314,468

Operating expenses:
Depreciation and Amortization	14,643	15,085
Selling, general and administrative	453,904	462,221
Total Operating expenses	468,547	477,306
Operating loss	(156,391)	(162,838)

Other income (expense)
Interest expense: Related Party	(6,425)	(4,759)
Interest expense: Other	(11,967)	(11,953)
Loss on foreign currency exchange	(165)	(748)
Total Other Income (expense)	(18,557)	(17,460)

Loss Before Credit for Income Taxes	(174,948)	(180,298)
Credit for income taxes	-	-
Net Loss	(174,948)	(180,298)
Preferred stock dividends	(162,185)	(162,185)
Net Loss available to common stockholders	(337,133)	(342,483)
Comprehensive Loss
Foreign Currency Translation Adjustment	2	(6)
Comprehensive Loss	$(174,946)	$(180,304)

Net Loss Per Share Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	25,294,437	23,146,646

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

									Additional
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI (Loss)	Total

Balance at December 31, 2019	25,391,884	$2,539	1	$0	270,306	$27	(103,334)	($1,033)	$28,306,592	($29,790,258)	$127,670	($1,354,463)
Issuance of stock for board and consulting fees	535,714	54							112,446			112,500
Directors deferred compensation granted	—								21,000			21,000
Issuance of shares pursuant to exercise of warrants												—
Accumulated Comprehensive Loss											2	2
Net loss for period ended March 31, 2020										(337,133)		(337,133)
Balance at March 31, 2020	25,927,598	$2,593	1	$0	270,306	$27	(103,334)	($1,033)	$28,440,038	($30,127,391)	$127,672	($1,558,094)

									Additional
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI (Loss)	Total

Balance at December 31, 2018	23,244,028	$2,324	1	$0	270,306	$27	(103,334)	($1,033)	$27,771,868	($28,669,686)	$127,673	($768,827)
Issuance of stock for board and consulting fees	535,714	54							112,446			112,500
Directors deferred compensation granted	-								21,000			21,000
Issuance of shares pursuant to exercise of warrants												-
Accumulated Comprehensive Loss											(6)	(6)
Net loss for period ended March 31, 2019										(342,483)		(342,483)
Balance at March 31, 2019	23,779,742	$2,378	1	$0	270,306	$27	(103,334)	($1,033)	$27,905,314	($29,012,169)	$127,667	($977,816)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(174,948)	$(180,298)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	2,994	3,181
Depreciation of fixed assets	13,243	14,816
Inventory provision	3,139	3,139
Stock based compensation	133,500	133,500
Loss on foreign exchange	165	1,387

Changes in assets and liabilities:
Accounts receivable	114,982	(2,489)
Inventory	6,314	(54,403)
Prepaid expenses	(11,141)	(24,980)
Accrued interest - Related Party	6,424	4,758
Accrued interest - Other	11,967	11,836
Accounts payable	(780)	85,649
Accrued liabilities - Other	(138,708)	(14,152)
Cash used in operating activities	(32,849)	(18,056)
Cash flows from investing activities:
Purchase of fixed assets	(47,365)	(6,325)
Cash used in investing activities	(47,365)	(6,325)
Cash flows from financing activities:
Proceeds from issuance of Notes Payable - Related Party	60,000	17,873
Proceeds from and (repayment of) Notes Payable - Other	18,853	21,829
Cash provided by financing activities	78,853	39,702
Effect of exchange rate changes on cash	(164)	(748)
Net increase (decrease) in cash	(1,525)	14,573
Cash at beginning of period	72,239	86,481
Cash at end of period	$70,714	$101,054

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Vycor Medical, Inc. (the “Company” or “Vycor”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2019 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The unaudited consolidated financial statements as of and for the three months ended March 31, 2020 and 2019, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $174,948 for the three months ended March 31, 2020 and has not generated sufficient positive cash flows from operations. As of March 31, 2020 the Company had a working capital deficiency of $560,861, excluding related party liabilities of $1,477,513. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $292,732, which has a maturity date of June 30, 2020, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond June 30, 2020 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2021 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Leases

The Company has one leased building in Boca Raton, Florida that is classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company’s unaudited consolidated balance sheet as per ASC 842. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of Selling, General and Administrative expenses.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	March 31, 2020	March 31, 2019
Stock options outstanding	680,000	700,000
Warrants to purchase common stock	-	3,717,826
Debentures convertible into common stock	2,822,535	2,593,337
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	1,275,906	875,910
Total	6,050,493	9,159,125

Covid-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Form 10-Q, several states in the United States remain in states of emergency, and travel restrictions continue to be applied in several countries around the world, including the United States. Vycor Medical experienced a reduction in demand during the three months ended March 31, 2020 in the US and Europe. Although neurosurgery is not generally an elective procedure, general hospital dislocation and diversion of resources has impacted our revenues during the three months ended March 31, 2020 and could continue to do so. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

3.	NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	March 31, 2020	December 31, 2019

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2020 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and February 27, 2020 the Company issued various promissory notes to Fountainhead Capital Management Limited for $260,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Six notes were extended on their due dates for another twelve months. The Notes will be due between July 2020 and May 2021 or on demand by the Payee.	260,873	200,873
Total Related Party Notes Payable	$290,873	$230,873

Other Notes Payable

Other Notes Payable consists of:

	March 31, 2020	December 31, 2019
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was extended to June 30, 2020. The note is personally guaranteed by certain officers and directors of the Company. See further note below	$300,000	$300,000
Insurance policy finance agreements.	46,885	28,032
Total Other Notes Payable:	$346,885	$328,032

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 2,822,535 shares of Common Stock as of March 31, 2020. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. In addition, the Company agreed to issue warrants to purchase 2,308,405 shares of Common Stock at $0.27, the same terms as the 2018 Offering, exercisable for three years from January 1, 2018, if and when the conversion option is exercised. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

4.	LEASE

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $5,700 plus sales tax per month that will expire on September 30, 2020. Based on the original lease agreement, the Company has the one-time option to renew the lease for another three years with minimum annual rent at market price, not less than the original lease payment amount.  In January 2020, the Company exercised the option to extend the original lease for another three years with the expiration date of August 31, 2023. In accordance with ASC 842-10-35, the Company considered this lease extension as the modification of the original lease and re-measured the lease liability and the right-of-use assets on the commencement date of the lease extension.

The Company recognized the following in its unaudited consolidated balance sheet at March 31, 2020:

	March 31, 2020	December 31, 2019

Operating Lease ROU Assets	$156,251	$31,658
	$156,251	$31,658

Operating Lease Liabilities
Current portion	41,924	28,010
Long-term portion	$110,952	$-
	$152,876	$28,010

5.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss and which includes Sight Science. Set out below are the revenues, gross profits and total assets for each segment

	Three Months Ended March 31,
	2020	2019
Revenue:
Vycor Medical	$307,287	$297,106
NovaVision	$43,764	$53,560
	$351,051	$350,666
Gross Profit
Vycor Medical	$270,857	$266,923
NovaVision	$41,299	$47,545
	$312,156	$314,468

	March 31,	December 31,
	2020	2019
Total Assets:
Vycor Medical	$1,076,433	$1,036,857
NovaVision	56,686	55,086
Total Assets	$1,133,119	$1,091,943

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,
	2020	2019
Revenue:
United States	$327,815	$320,616
Europe	$23,236	$30,050
	$351,051	$350,666
Gross Profit
United States	$290,521	$288,291
Europe	$21,635	$26,177
	$312,156	$314,468

	March 31,	December 31,
	2020	2019
Total Assets:
United States	$1,096,911	$1,055,312
Europe	36,208	36,631
Total Assets	$1,133,119	$1,091,943

6.	EQUITY

Common Stock and Stock Grants

During January to March 2020 and 2019, the Company granted 99,999 shares of Common Stock (valued at $21,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of March 31, 2020 these shares have yet to be issued.

During January to March 2020 and 2019, under the terms of the Consulting Agreement referred to in note 9, the Company issued 535,714 of Common Stock to Fountainhead for fees of $112,500.

Warrants and Options

The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2019	3,717,826	$0.27
Granted	-	-
Exercised	-	-
Cancelled or expired	(3,717,826)	$0.27
Outstanding at March 31, 2020	-	$0.00

STOCK OPTIONS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2019	700,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled or expired	(20,000)	(0.27)
Outstanding at March 31, 2020	680,000	$0.28

As of March 31, 2020, the weighted-average remaining contractual life of outstanding warrants and options is 0 and 1.24 years, respectively.

7.	SHARE-BASED COMPENSATION

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

For each of the three months ended March 31, 2020 and 2019, the Company recognized share-based compensation of $0 for employee stock options.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of March 31, 2020 there were no awards of any stock appreciation rights.

Non-Employee Stock Compensation

The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the “measurement date”. The “measurement date” for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant.

Aggregate stock-based compensation for stock granted to non-employees for each of the three months ended March 31, 2020 and 2019 was $133,500. The expense related to stock not issued during each of the periods ended March 31, 2020 and 2019 comprises $21,000, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan. As of March 31, 2020, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

There were no options or warrants issued during either of the periods ending March 31, 2020 and 2019.

8.	COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020 and has been extended for a further three years to August 31, 2023. The Company’s subsidiary in Germany occupies premises on a rolling 12 month lease agreement with a 3 month notice period of EUR1,650 per month (approximately $1,815). Rent expense for the three months ended March 31, 2020 and 2019 was $25,122 and $24,706 respectively. See Note 4.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the three months ended March 31, 2020 and the year ended December 31, 2019 respectively.

9.	CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended March 31, 2020:

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

During the three months ended March 31, 2020 and March 31, 2019, under the terms of the Amended Agreement, Fountainhead received total fees of $133,500, which were paid through the issuance of 535,714 shares of Company Common Stock.

10.	RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at March 31, 2020, 58% of the Company’s Common Stock and 70% of the Company’s Preferred D Stock. Peter Zachariou owns 26% of the Company’s Preferred D Stock. Adrian Liddell, Chairman, is a consultant for Fountainhead.

During each of the three months ended March 31, 2020 and March 31, 2019, under the terms of the Consulting Agreement referred to in note 9, the Company issued 535,714 shares of Common Stock to Fountainhead for fees of $112,500.

During each of the three months ended March 31, 2020 and 2019, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,019 was in respect of Fountainhead and $41,693 was in respect of Peter Zachariou.

During the three months ended March 31, 2020 and 2019 the Company issued unsecured loan notes to Fountainhead for a total of $60,000 and $17,873, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

There were no other related party transactions during the three months ended March 31, 2020 and 2019.

11.	CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended March 31,
	2020	2019

Number of customers over 10%	1	0
Percentage of sales	24%	0%

Accounts Receivable Concentration

	March 31,	December 31,
	2020	2019

Number of customers over 10%	1	1
Percentage of accounts receivable	39%	37%

The Company has three sub-contract manufacturers from which it purchases, respectively, VBAS injection molded parts, completed and sterilized VBAS units, and VBAS extension arms. Purchases from these manufacturers vary from quarter to quarter, with no purchases in some quarters, however on an annual basis purchases from each manufacturer represent over 10% of total annual purchases.

12.	SUBSEQUENT EVENTS

On April 8, 2020 the Board of Vycor resolved to evaluate and initiate the closure of the German office of NovaVision and to further evaluate migrating to a license model for NovaVision in Europe. For the year ended December 31, 2019 NovaVision Germany generated revenue of $88,851 but incurred an operating loss of $123,740. The Company believes a small proportion of these revenues can be maintained by internal transfers and by a potential licensing arrangement(s), without the incurrence of additional cost.

Other than the above stated Subsequent Event, the Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the unaudited consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in a number of other international markets. Vycor Medical has 26 granted and 8 pending patents.

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury, and has 38 granted patents.

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses1. For Vycor Medical this plan includes in particular: increasing market penetration in the US through broadening of the distribution network and programs to increase penetration in exiting hospitals; increasing international growth in territories where we are not represented or under represented; and continued new product development. The first phase of the modification of the existing VBAS product range to make it more compatible with the most common IGS systems was completed in September 2017 and has been well received by surgeons, resulting in increased hospital penetration and revenues particularly in the US. The second phase of the development of further IGS integration is in process and will then be subject to regulatory clearances and approvals. Upon regulatory approval and product release of this new VBAS the Company intends to conduct a multi-center study to provide additional clinical data on the product. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. Management is determined to reduce the losses it is incurring in this division, which is why it has now taken the decision to close the German office and migrate to a licensing model for NovaVision in Europe. Management is open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

1 Operating Loss before Depreciation, Amortization and non-cash Stock Compensation

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Form 10-Q, several states in the United States remain in states of emergency, and travel restrictions continue to be applied in several countries around the world, including the United States. Vycor Medical experienced a reduction in demand during the three months ended March 31, 2020 in the US and Europe. Although neurosurgery is not generally an elective procedure, general hospital dislocation and diversion of resources has impacted our revenues during the three months ended March 31, 2020 and could continue to do so. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Revenue and Gross Margin:

	Three months ended
	March 31,
	2020	2019	% Change
Revenue:
Vycor Medical	$307,287	$297,106	3%
NovaVision	$43,764	$53,560	-18%
	$351,051	$350,666	0%
Gross Profit
Vycor Medical	$270,857	$266,923	1%
NovaVision	$41,299	$47,545	-13%
	$312,156	$314,468	-1%

Vycor Medical recorded revenue of $307,287 from the sale of its products for the three months ended March 31, 2020, an increase of $10,181 over the same period in 2019. Although we do not yet know the extent we could be affected by the Coronavirus (COVID-19) pandemic, Vycor Medical experienced a decline in revenues in the US and certain international regions, particularly in March, which was offset by the shipment of an advance order during the quarter to one international distributor to ensure protection of its supply chain. Gross margin of 88% and 90% was recorded for the three months ended March 31, 2020 and 2019, respectively. Gross margin is affected by the revenue mix and also by manufacturing validation charges.

NovaVision recorded revenues of $43,764 for the three months ended March 31, 2020, a decrease of $9,796 over the same period in 2019, mainly as a result of reduced patient volumes and revenues in Europe. Gross margin was 94%, compared to 89% for the same period in 2019.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $8,317 to $453,904 for the three months ended March 31, 2020 from $462,221 for the same period in 2019. Included within Selling, General and Administrative Expenses are non-cash charges for stock based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended March 31, 2020 and 2019 was $133,500. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $5,870 from $55,825 to $49,955 in 2020.

The remaining Selling, General and Administrative expenses decreased by $2,447 from $272,896 to $270,449 in 2020.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Legal, patent, audit/accounting, regulatory	$8,909	-
Sales, marketing and travel	(3,688)	-
Board, financial and scientific advisory	(6,849)	-
Payroll	(9,563)	-
Other (travel/regulatory/premises)	8,744	-
Commissions	(5,870)	-
Total change	$(8,317)	-

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended March 31, 2020 was $6,425 compared to $4,759 for 2019. Other Interest expense for the three months ended March 31, 2020 was $11,967 compared to $11,953 for 2019.

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2020 and December 31, 2019:

Cash	$70,714	$72,239	$(1,525)
Accounts receivable, inventory and other current assets	$471,173	$584,193	$(113,020)
Total current liabilities	$(2,580,261)	$(2,446,406)	$(133,855)
Working capital	$(2,038,374)	$(1,789,974)	$(248,400)
Cash provided by financing activities	$78,853	$40,091	$38,762

Operating Activities. Cash provided by/(used in) operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by/(used in) operating activities.

The following table shows the principle components of cash provided by/(used in) operating activities during the three months ended March 31, 2020 and 2019, with a commentary of changes during the periods and known or anticipated future changes:

	March 31, 2020	March 31, 2019	$ Change
Net loss	$(174,948)	$(180,298)	$5,350

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$16,237	$17,997	$(1,760)
Stock based compensation	$133,500	$133,500	$0
Other	$3,304	$4,526	$(1,222)
	$153,041	$156,023	$(2,982)

Net loss adjusted for non-cash items	$(21,907)	$(24,275)	$2,368

Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	$(24,506)	$69,008	$(93,514)
Inventory	$6,314	$(54,403)	$60,717
Prepaid expenses and net insurance financing repayments	$7,712	$(3,151)	$10,863
Accrued interest (not paid in cash)	$18,391	$16,594	$1,797
	$7,911	$28,048	$(20,137)

Cash provided by (used in) operating activities, adjusted for net insurance repayments	$(13,996)	$3,773	$(17,769)

The adjustments to reconcile net loss to cash of $153,041 in the period have no impact on liquidity. At December 31, 2019 there was an increase in accounts payable mainly due to expenditure on regulatory and testing for the VBAS development occurring during the fourth quarter. The net change in accounts receivable, accounts payable and accrued liabilities was mainly due to the settlement of these accounts.

Additional inventory of $20,120 was purchased during the three months ended March 31, 2020 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $100,000 during the next twelve months.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2020 was $47,365, which reflected expenditure on the second phase of modifying the VBAS product suite to make it easier to integrate with IGS. The Company anticipates additional expenditures for this second phase, including work to obtain regulatory clearances and approvals, of approximately $80,000.

Financing Activities. During the period ending March 31, 2020 the Company received funds of $60,000 in respect of loans from Fountainhead.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $174,948 for the three months ended March 31, 2020 and has not generated sufficient positive cash flows from operations. As of March 31, 2020 the Company had a working capital deficiency of $560,861, excluding related party liabilities of $1,477,513. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Strategy”, the Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses2. For Vycor Medical this plan includes in particular: increasing market penetration in the US through broadening of the distribution network and programs to increase penetration in exiting hospitals; increasing international growth in territories where we are not represented or under represented; and continued new product development. The first phase of the modification of the existing VBAS product range to make it more compatible with the most common IGS systems was completed in September 2017 and has been well received by surgeons, resulting in increased hospital penetration and revenues particularly in the US. The second phase of the development of further IGS integration is in process and will then be subject to regulatory clearances and approvals. Upon regulatory approval and product release of this new VBAS the Company intends to conduct a multi-center study to provide additional clinical data on the product. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. Management is determined to reduce the losses it is incurring in this division, which is why it has now taken the decision to close the German office and migrate to a licensing model for NovaVision in Europe. Management is open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2021 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $292,732, which has a maturity date of June 30, 2020, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond June 30, 2020 will be available.. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

Critical Accounting Policies and Estimates

Uses of estimates in the preparation of financial statements

The preparation of unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying unaudited consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, amortization of intangible assets, and the fair values of options and warrant included in the determination of debt discounts and stock-based compensation.

A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

2 Operating Loss before Depreciation, Amortization and non-cash Stock Compensation

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 11, 2020, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2020.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	May 12, 2020

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	May 12, 2020

