Form 10-Q
period 2020-06-30
VYCOR MEDICAL INC
filed 2020-08-17
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2020

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

Common Stock par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There were 26,359,978 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 12, 2020.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$70,994	$60,717
Trade accounts receivable	96,965	274,551
Inventory	193,620	208,353
Prepaid expenses and other current assets	75,883	92,694
Current assets of discontinued operations	7,056	20,117
Total Current Assets	444,518	656,432

Fixed assets, net of accumulated depreciation	390,563	364,953

Intangible and Other assets:
Patents, net of accumulated amortization	17,338	23,326
Security deposits	6,000	6,000
Operating lease - right of use assets	145,691	31,658
Long term assets of discontinued operations	6,989	9,574
Total Intangible and Other assets	176,018	70,558
TOTAL ASSETS	$1,011,099	$1,091,943

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$170,574	$245,412
Accrued interest: Other	304,699	280,765
Accrued interest: Related party	58,932	44,921
Accrued liabilities – Other	107,146	233,067
Accrued liabilities - Related Party	1,135,295	973,110
Notes payable: Other	387,804	328,032
Notes payable: Related Party	310,873	230,873
Operating lease liabilities - current	42,450	28,010
Current liabilities of discontinued operations	66,667	82,216
Total Current Liabilities	2,584,440	2,446,406

Operating lease liability - Long term	100,141	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at June 30, 2020 and December 31, 2019 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at June 30, 2020 and December 31, 2019, 26,463,312 and 25,391,884 shares issued and 26,359,978 and 25,288,550 outstanding at June 30, 2020 and December 31, 2019 respectively	2,646	2,539
Additional Paid-in Capital	28,573,484	28,306,592
Treasury Stock (103,334 shares of Common Stock as at June 30, 2020 and December 31, 2019 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(30,376,278)	(29,790,258)
Accumulated Other Comprehensive Income	127,672	127,670
Total Stockholders’ Deficiency	(1,673,482)	(1,354,463)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,011,099	$1,091,943

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Revenue	$244,266	$411,902	$574,505	$738,509
Cost of Goods Sold	20,493	36,120	57,787	68,484
Gross Profit	223,773	375,782	516,718	670,025

Operating expenses:
Depreciation and Amortization	14,643	14,771	29,285	29,637
Selling, general and administrative	408,488	491,556	833,492	900,482
Total Operating expenses	423,131	506,327	862,777	930,119
Operating loss	(199,358)	(130,545)	(346,059)	(260,094)

Other income (expense)
Interest expense: Related Party	(7,586)	(5,257)	(14,010)	(10,016)
Interest expense: Other	(11,967)	(12,012)	(23,934)	(23,965)
Loss on foreign currency exchange	(224)	(194)	(345)	(204)
Total Other Income (expense)	(19,777)	(17,463)	(38,289)	(34,185)

Loss Before Credit for Income Taxes	(219,135)	(148,008)	(384,348)	(294,279)
Credit for income taxes	-	-	-	-
Net Loss from continuing operations	(219,135)	(148,008)	(384,348)	(294,279)
Loss from discontinued operations, net of tax	(29,752)	(37,296)	(39,487)	(71,323)
Net loss	(248,887)	(185,304)	(423,835)	(365,602)

Preferred stock dividends	-	-	(162,185)	(162,185)
Net Loss available to common stockholders	(248,887)	(185,304)	(586,020)	(527,787)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	-	1	2	(5)
Comprehensive Loss	$(248,887)	$(185,303)	$(423,833)	$(365,607)

Net Loss Per Share
Loss from continuing operations - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Loss from discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from operations - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted Average Number of Shares Outstanding – Basic and Diluted	25,830,151	23,687,130	25,562,295	23,418,381

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at March 31, 2020	25,927,598	$2,593	1	$0	270,307	$27	(103,334)	$(1,033)	$28,440,038	$(30,127,391)	$127,672	$(1,558,094)
Issuance of stock for board and consulting fees	535,714	53							112,446			112,499
Directors deferred compensation granted	-								21,000			21,000
Issuance of shares pursuant to exercise of warrants												-
Accumulated Comprehensive Loss											-	-
Net loss available to common stockholders										(248,887)		(248,887)
Balance at June 30, 2020	26,463,312	$2,646	1	$0	270,307	$27	(103,334)	$(1,033)	$28,573,484	$(30,376,278)	$127,672	$(1,673,482)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2019	25,391,884	$2,539	1	$0	270,307	$27	(103,334)	$(1,033)	$28,306,592	$(29,790,258)	$127,670	$(1,354,463)
Issuance of stock for board and consulting fees	1,071,428	107							224,892			224,999
Directors deferred compensation granted	-								42,000			42,000
Issuance of shares pursuant to exercise of warrants												-
Accumulated Comprehensive Loss											2	2
Net loss available to common stockholders										(586,020)		(586,020)
Balance at June 30, 2020	26,463,312	$2,646	1	$0	270,307	$27	(103,334)	$(1,033)	$28,573,484	$(30,376,278)	$127,672	$(1,673,482)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at March 31, 2019	23,779,742	$2,378	1	$0	270,307	$27	(103,334)	$(1,033)	$27,905,314	$(29,012,169)	$127,667	$(977,816)
Issuance of stock for board and consulting fees	540,714	54							113,385			113,439
Directors deferred compensation granted	-								21,000			21,000
Issuance of shares pursuant to exercise of warrants												-
Accumulated Comprehensive Loss											1	1
Net loss available to common stockholders										(185,304)		(185,304)
Balance at June 30, 2019	24,320,456	$2,432	1	$0	270,307	$27	(103,334)	$(1,033)	$28,039,699	$(29,197,473)	$127,668	$(1,028,680)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2018	23,244,028	$2,324	1	$0	270,307	$27	(103,334)	$(1,033)	$27,771,868	$(28,669,686)	$127,673	$(768,827)
Issuance of stock for board and consulting fees	1,076,428	108							225,831			225,939
Directors deferred compensation granted	-								42,000			42,000
Issuance of shares pursuant to exercise of warrants												-
Accumulated Comprehensive Loss											(5)	(5)
Net loss available to common stockholders										(527,787)		(527,787)
Balance at June 30, 2019	24,320,456	$2,432	1	$0	270,307	$27	(103,334)	$(1,033)	$28,039,699	$(29,197,473)	$127,668	$(1,028,680)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(423,835)	$(365,602)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	5,988	5,989
Depreciation of fixed assets	24,381	24,890
Inventory provision	6,279	6,279
Stock based compensation	266,999	267,940

Changes in assets and liabilities:
Accounts receivable	177,587	(36,347)
Inventory	8,454	(57.473)
Prepaid expenses	17,359	5,801
Accrued interest - Related Party	14,011	10,017
Accrued interest - Other	23,934	23,803
Accounts payable	(74,838)	63,165
Accrued liabilities - Other	(125,921)	15,418
Changes in discontinued operations, net	473	5,746
Cash used in operating activities	(79,129)	(30,374)
Cash flows from investing activities:
Purchase of fixed assets	(49,991)	(5,654)
Changes in investing activities of discontinued operations, net	(376)	(2,529)
Cash used in investing activities	(50,367)	(8,183)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	80,000	17,873
Proceeds net of repayments Notes Payable - Other	59,772	(246)
Cash provided by financing activities	139,772	17,627
Effect of exchange rate changes on cash	1	663
Net increase (decrease) in cash	10,277	(20,267)
Cash at beginning of period	60,717	78,011
Cash at end of period	$70,994	$57,744

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The unaudited consolidated financial statements as of and for the six months ended June 30, 2020 and 2019, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the six months ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $586,020 for the six months ended June 30, 2020 and has not generated sufficient positive cash flows from operations. As of June 30, 2020 the Company had a working capital deficiency of $634,822, excluding related party liabilities of $1,505,100. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $304,699, which has a maturity date of December 31, 2020, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2020 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2021 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Vycor Medical, Inc., and its wholly-owned subsidiaries, NovaVision, Inc. (a Delaware corporation), NovaVision GmbH (a German corporation) and Sight Science Limited (a UK corporation), both wholly owned subsidiaries of NovaVision, Inc. The Company is headquartered in Boca Raton, FL. All material inter-company accounts, transactions, and profits have been eliminated in consolidation. Following the decision in April 2020 to close the German office of NovaVision, the activities of NovaVision GmbH have been accounted for as discontinued operations.

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

Discontinued Operations

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations (which we presented as operations to be disposed and operations disposed), less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	June 30, 2020	June 30, 2019
Stock options outstanding	680,000	700,000
Warrants to purchase common stock	-	3,717,826
Debentures convertible into common stock	2,879,521	2,650,324
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	1,375,905	975,909
Total	6,207,478	9,316,111

Covid-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Form 10-Q, several states in the United States remain in states of emergency, and travel restrictions continue to be applied in several countries around the world, including the United States. Vycor Medical experienced a reduction in demand during the six months ended June 30, 2020 in the US and Internationally. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the six months ended June 30, 2020 and could continue to do so. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has and may continue to hinder the recovery of revenues. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

3.	DISCONTINUED OPERATIONS

In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model; in June 2020 Vycor announced that it would be entering into a license agreement and transition agreement (the “Agreements”) with HelferApp GmbH, a cognitive therapy specialist. Under the Agreements, HelferApp will be licensed to provide NovaVision’s products and therapies in Germany, Austria and Switzerland to patients and professionals; and will assume responsibility for the current patients of NovaVision in the territory. The NovaVision German office was closed effective June 30, 2020. The Company will continue to fund the remaining expenses of the German operations, which are non-material, until such a time as NovaVision GmbH will be formally wound up.

Reconciliation of the Major Line Items constituting Loss from discontinued operations, net of tax, that are presented in the Consolidated Statements of Comprehensive Loss

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Major line items constituting loss from discontinued operations
Revenue	$17,864	$17,988	$38,676	$42,047
Cost of Goods Sold	2,618	2,789	4,219	6,623
Gross Profit	15,246	15,199	34,457	35,424

Operating expenses:
Depreciation and Amortization	-	40	-	259
Selling, general and administrative	43,780	51,900	72,682	105,195
Total Operating expenses	43,780	51,940	72,682	105,454
Operating loss	(28,534)	(36,741)	(38,225)	(70,030)

Other income (expense)
Loss on foreign currency exchange	(1,218)	(555)	(1,262)	(1,293)
Total Other Income (expense)	(1,218)	(555)	(1,262)	(1,293)

Loss Before Credit for Income Taxes	(29,752)	(37,296)	(39,487)	(71,323)
Credit for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(29,752)	$(37,296)	$(39,487)	$(71,323)

The reduction in operating loss for the three and six months ended June 30, 2020 compared to the same periods in 2019, from $36,741 to $28, 534 and from $70,030 to $38,225, respectively, is primarily due to a reduction in Selling, general and administrative expenses as a result of the wind-down of operations in Germany.

4.	NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	June 30, 2020	December 31, 2019

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2021 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and April 24, 2020 the Company issued various promissory notes to Fountainhead Capital Management Limited for $280,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Six notes were extended on their due dates for another twelve months. The Notes will be due between December 2020 and July 2021 or on demand by the Payee.	280,873	200,873
Total Related Party Notes Payable	$310,873	$230,873

Other Notes Payable

Other Notes Payable consists of:

	June 30, 2020	December 31, 2019
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was extended to December 31, 2020. The note is personally guaranteed by certain officers and directors of the Company. See further note below	$300,000	$300,000
On May 16, 2020, the Company was granted a loan from Citizens Bank N.A. in the aggregate amount of $58,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated May 16, 2020 issued by the Borrower, matures on May 16, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 16, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.	58,600	-
Insurance policy finance agreements and other.	29,204	28,032
Total Other Notes Payable:	$387,804	$328,032

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 2,879,521 shares of Common Stock as of June 30, 2020. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. In addition, the Company agreed to issue warrants to purchase 2,308,405 shares of Common Stock at $0.27, the same terms as the 2018 Offering, exercisable for three years from January 1, 2018, if and when the conversion option is exercised. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

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

The Company recognized the following in its unaudited consolidated balance sheet at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Operating Lease ROU Assets	$145,691	$31,658
	$145,691	$31,658

Operating Lease Liabilities
Current portion	$42,450	$28,010
Long-term portion	100,141	-
	$142,591	$28,010

6.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss and which includes Sight Science. Discontinued operations were part of NovaVision and all revenues were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Vycor Medical	$218,997	$390,627	$526,284	$687,733
NovaVision	$25,269	$21,275	$48,221	$50,776
	$244,266	$411,902	$574,505	$738,509
Gross Profit
Vycor Medical	$201,179	$355,415	$472,036	$622,338
NovaVision	$22,594	$20,367	$44,682	$47,687
	$223,773	$375,782	$516,718	$670,025

	June 30, 2020	December 31, 2019
Total Assets:
Vycor Medical	$986,757	$1,036,857
NovaVision	10,297	25,395
Discontinued operations	14,045	29,691
Total Assets	$1,011,099	$1,091,943

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
United States	$241,325	$410,145	$569,140	$730,761
Europe	$2,941	$1,757	$5,365	$7,748
	$244,266	$411,902	$574,505	$738,509
Gross Profit
United States	$220,832	$374,033	$511,353	$662,325
Europe	$2,941	$1,749	$5,365	$7,700
	$223,773	$375,782	$516,718	$670,025

	June 30, 2020	December 31, 2019
Total Assets:
United States	$955,208	$1,055,312
Europe	41,846	6,940
Discontinued operations	14,045	29,691
Total Assets	$1,011,099	$1,091,943

7.	EQUITY

Common Stock and Stock Grants

During January to June 2020 and 2019, the Company granted 199,998 shares of Common Stock (valued at $42,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of June 30, 2020 these shares have yet to be issued.

During January to June 2020 and 2019, under the terms of the Consulting Agreement referred to in note 10, the Company issued 1,071,428 of Common Stock to Fountainhead for fees of $225,000 in each period respectively.

Warrants and Options

The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2019	3,717,826	$0.27
Granted	-	-
Exercised	-	-
Cancelled or expired	(3,717,826)	$0.27
Outstanding at June 30, 2020	-	$0.00

STOCK OPTIONS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2019	700,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled or expired	(20,000)	(0.27)
Outstanding at June 30, 2020	680,000	$0.28

As of June 30, 2020, the weighted-average remaining contractual life of outstanding warrants and options is 0 and 0.99 years, respectively.

8.	SHARE-BASED COMPENSATION

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

For each of the six months ended June 30, 2020 and 2019, the Company recognized share-based compensation of $0 for employee stock options.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of June 30, 2020 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation for stock granted to non-employees for each of the six months ended June 30, 2020 and 2019 was $266,699. The expense related to stock not issued during each of the periods ended June 30, 2020 and 2019 comprises $42,000, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan. As of June 30, 2020, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

There were no options or warrants issued during either of the periods ending June 30, 2020 and 2019.

9.	COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020 and has been extended for a further three years to August 31, 2023. The Company’s subsidiary in Germany occupied premises on a rolling 12 month lease agreement with a 3 month notice period of EUR1,650 per month (approximately $1,815), which was terminated effective June 30, 2020. Rent expense for the six months ended June 30, 2020 and 2019 for the continuing operations was $39,349 and $38,139 respectively. See Note 5.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the six months ended June 30, 2020 and the year ended December 31, 2019 respectively.

10.	CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended June 30, 2020:

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

During the six months ended June 30, 2020 and June 30, 2019, under the terms of the Amended Agreement, Fountainhead received total fees of $225,000, which were paid through the issuance of 1,071,428 shares of Company Common Stock.

11.	RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at June 30, 2020, 59% of the Company’s Common Stock and 70% of the Company’s Preferred D Stock. Peter Zachariou owns 26% of the Company’s Preferred D Stock. Adrian Liddell, Chairman, is a consultant for Fountainhead.

During each of the six months ended June 30, 2020 and June 30, 2019, under the terms of the Consulting Agreement referred to in note 10, the Company issued 1,071,428 shares of Common Stock to Fountainhead for fees of $225,000.

During each of the six months ended June 30, 2020 and 2019, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,019 was in respect of Fountainhead and $41,693 was in respect of Peter Zachariou.

During the six months ended June 30, 2020 and 2019 the Company issued unsecured loan notes to Fountainhead for a total of $80,000 and $17,873, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

There were no other related party transactions during the six months ended June 30, 2020 and 2019.

12.	CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Number of customers over 10%	0	0	1	0
Percentage of sales	0%	0%	19%	0%

Accounts Receivable Concentration

	At June 30,	At December 31,
	2020	2019

Number of customers over 10%	1	1
Percentage of accounts receivable	12%	37%

The Company has three sub-contract manufacturers from which it purchases, respectively, VBAS injection molded parts, completed and sterilized VBAS units, and VBAS extension arms. Purchases from these manufacturers vary from quarter to quarter, with no purchases in some quarters, however on an annual basis purchases from each manufacturer represent over 10% of total annual purchases.

13.	SUBSEQUENT EVENTS

On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing twelve (12) months from the date of the note and is secured by essentially all of the assets of the Company. The proceeds of the Loan will be used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 65 issued or allowed patents and a further 9 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

The Company periodically engages in discussions with potential strategic partners for or purchasers of each or both of our operating divisions. In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model; in June 2020 Vycor announced that it would be entering into a license agreement and transition agreement (the “Agreements”) with HelferApp GmbH, a cognitive therapy specialist. Under the Agreements, HelferApp will be licensed to provide NovaVision’s products and therapies in Germany, Austria and Switzerland to patients and professionals; and will assume responsibility for the current patients of NovaVision in the territory. The NovaVision German office was closed effective June 30, 2020.

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in a number of other international markets. Vycor Medical has 27 granted and 9 pending patents.

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury, and has 38 granted patents.

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses1. For Vycor Medical this plan includes in particular: increasing market penetration in the US through broadening of the distribution network and programs to increase penetration in existing hospitals; increasing international growth in territories where we are not represented or under represented; and continued new product development. The first phase of the modification of the existing VBAS product range to make it more compatible with the most common IGS systems was completed in September 2017 and has been well received by surgeons, resulting in increased hospital penetration and revenues particularly in the US. The second phase of the development of further IGS integration is complete, subject to regulatory clearances and approvals. Upon regulatory clearances and product release of this new VBAS AC model range the Company intends to conduct a multi-center study to provide additional clinical data on the product. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. As a result, the Company has now closed the NovaVision German office and is entering into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland, and is seeking similar partnerships in other territories with regional companies able to leverage NovaVision’s clinically supported vision therapies. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

The NovaVision German operation accounted for a very substantial proportion of Vycor’s operating cash loss1 during the year ended December 31, 2019. This proportion has been reduced during the six months ended June 30, 2020 for two reasons: firstly, the selling, general and administrative expenses of NovaVision Germany have been reduced as the operation has been wound down; and secondly due to the impact on Vycor revenues from Covid-19 discussed below.

1 Operating Loss before Depreciation, Amortization and non-cash Stock Compensation

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Form 10-Q, several states in the United States remain in states of emergency, and travel restrictions continue to be applied in several countries around the world, including the United States. Vycor Medical experienced a reduction in demand during the three months ended June 30, 2020 in the US and Europe. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the six months ended June 30, 2020 and could continue to do so. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has and may continue to hinder the recovery of revenues. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Revenue and Gross Margin:

	Three months ended
	June 30,
	2020	2019	% Change
Revenue:
Vycor Medical	$218,997	$390,627	-44%
NovaVision	$25,269	$21,275	19%
	$244,266	$411,902	-41%
Gross Profit
Vycor Medical	$201,179	$355,415	-43%
NovaVision	$22,594	$20,367	11%
	$223,773	$375,782	-40%

Vycor Medical recorded revenue of $218,997 from the sale of its products for the three months ended June 30, 2020, a decrease of $171,630 over the same period in 2019. Sales of VBAS devices have been significantly disrupted during the 2020 period in the US and internationally by COVID-19. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the three months ended June 30, 2020. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has hindered the recovery of revenues. Gross margin of 92% and 91% was recorded for the three months ended June 30, 2020 and 2019, respectively.

NovaVision recorded revenues of $25,269 for the three months ended June 30, 2020, an increase of $3,994 over the same period in 2019. Gross margin was 89%, compared to 96% for the same period in 2019.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $83,068 to $408,488 for the three months ended June 30, 2020 from $491,556 for the same period in 2019. Included within Selling, General and Administrative Expenses are non-cash charges for stock based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2020 was $133,500, a $939 decrease from the charge in 2019 of $134,439. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $28,433 from $75,035 to $46,602 in 2020, reflecting the reduced level of sales in the US due to COVID-19.

The remaining Selling, General and Administrative expenses decreased by $53,696 from $282,082 to $228,386 in 2020. Regulatory fees reduced by $17,341 reflecting the completion of the transition to a new EU Notified Body for Vycor; and patent fees reduced by $34,111 reflecting the level of patent filing activity in the 2019 period.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Legal, patent, audit/accounting, regulatory	$(44,971)	-
Sales, marketing and travel	(3,985)	-
Board, financial and scientific advisory	(5,991)	-
Payroll	2,284	(939)
Other (premises, insurances)	(1,033)	-
Commissions	(28,433)	-
Total change	$(82,129)	(939)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended June 30, 2020 was $7,586 compared to $5,257 for 2019. Other Interest expense for the three months ended June 30, 2020 was $11,967 compared to $12,012 for 2019.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Revenue and Gross Margin:

	Six months ended
	June 30,
	2020	2019	% Change
Revenue:
Vycor Medical	$526,284	$687,733	-23%
NovaVision	$48,221	$50,776	-5%
	$574,505	$738,509	-22%
Gross Profit
Vycor Medical	$472,036	$622,338	-24%
NovaVision	$44,682	$47,687	-6%
	$516,718	$670,025	-23%

Vycor Medical recorded revenue of $526,284 from the sale of its products for the six months ended June 30, 2020, a decrease of $161,449. Sales of VBAS devices have been significantly disrupted, particularly from March to June, in the US and internationally by COVID-19 Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the six months ended June 30, 2020. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has hindered the recovery of revenues. Gross margin of 90% was recorded for the six months ended June 30, 2019 and for the same period in 2019.

NovaVision recorded revenues of $48,221 for the six months ended June 30, 2020, a decrease of $2,555 over the same period in 2019 and gross margin of 93%, compared to 94% for the same period in 2019.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $66,990 to $833,492 for the six months ended June 30, 2020 from $900,482 for the same period in 2019. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2020 was $266,699, a decrease of $939 over $267,939 in 2019. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $34,304 from $130,861 to $96,557, as a result of higher revenues in the US market, reflecting the reduced level of sales in the US due to COVID-19.

The remaining Selling, General and Administrative expenses decreased by $31,747 from $501,682 to $469,935. Regulatory fees reduced by $14,596 reflecting the completion of the transition to a new EU Notified Body for Vycor; and patent fees reduced by $30,942 reflecting the level of patent filing and prosecution activity in the 2019 period.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Legal, patent, audit/accounting, regulatory	$(35,624)	-
Sales, marketing and travel	(7,219)	-
Board, financial and scientific advisory	(12,840)	-
Payroll	14,615	(939)
Other (premises, insurances)	9,320	-
Commissions	(34,303)	-
Total change	$(66,051)	(939)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the six months ended June 30, 2020 was $14,010 compared to $10,016 for 2019. Other Interest expense for the six months ended June 30, 2020 was $23,934 compared to $23,965 for 2019.

Liquidity

The following table shows cash flow and liquidity data for the periods ended June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019	$ Change
Cash	$70,994	$60,717	$10,277
Accounts receivable, inventory and other current assets	$373,524	$595,715	$(222,191)
Total current liabilities	$(2,584,440)	$(2,446,406)	$(138,034)
Working capital	$(2,139,922)	$(1,789,974)	$(349,948)
Cash provided by financing activities	$139,772	$17,627	$122,145

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the six months ended June 30, 2020 and 2019, with a commentary of changes during the periods and known or anticipated future changes:

	June 30, 2020	June 30, 2019	$ Change
Net loss	$(423,835)	$(365,602)	$(58,233)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$30,369	$30,879	$(510)
Stock based compensation	$266,999	$267,940	$(941)
Other	$6,279	$6,279	$-
	$303,647	$305,098	$(1,451)

Net loss adjusted for non-cash items	$(120,188)	$(60,504)	$(59,684)
Changes in working capital
Accounts receivable, accounts payable and accrued liabilities	$(23,172)	$42,236	$(65,408)
Inventory	$8,454	$(54,399)	$62,853
Prepaid expenses and net insurance financing repayments	$77,131	$5,555	$71,576
Accrued interest (not paid in cash)	$37,945	$33,820	$4,125
Changes in discontinued operations, net	$473	$5,746	$(5,273)
	$100,831	$32,958	$67,873

Cash used in operating activities, adjusted for net insurance repayments	$(19,357)	$(27,546)	$8,189

The adjustments to reconcile net loss to cash of $120,187 in the period have no impact on liquidity. The change in Net loss adjusted for non-cash items of ($59,683) was primarily due to the impact of COVID-19 on the Vycor division sales. At December 31, 2019 there was an increase in accounts payable mainly due to expenditure on regulatory and testing for the VBAS development occurring during the fourth quarter. The net change in accounts receivable, accounts payable and accrued liabilities was mainly due to the settlement of these accounts.

Additional inventory of $30,745 was purchased during the six months ended June 30, 2020 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $80,000 during the next twelve months.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2020 was $47,406, which reflected expenditure on the second phase of modifying the VBAS product suite to make it easier to integrate with IGS. The Company anticipates additional expenditures for this second phase, including work to obtain regulatory clearances and approvals, of approximately $80,000.

Financing Activities. During the six months ended June 30, 2020 the Company received funds of $80,000 in respect of loans from Fountainhead. The Company also received a loan of $58,600 during the period, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act,

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $586,020 for the six months ended June 30, 2020 and has not generated sufficient positive cash flows from operations. As of June 30, 2020 the Company had a working capital deficiency of $634,822, excluding related party liabilities of $1,505,100. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Strategy”, the Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses2. For Vycor Medical this plan includes in particular: increasing market penetration in the US through broadening of the distribution network and programs to increase penetration in existing hospitals; increasing international growth in territories where we are not represented or under represented; and continued new product development. The first phase of the modification of the existing VBAS product range to make it more compatible with the most common IGS systems was completed in September 2017 and has been well received by surgeons, resulting in increased hospital penetration and revenues particularly in the US. The second phase of the development of further IGS integration is complete subject to regulatory clearances and approvals. Upon regulatory clearances and product release of this new VBAS AC model range the Company intends to conduct a multi-center study to provide additional clinical data on the product. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. As a result, the Company has now closed the NovaVision German office and is entering into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland, and is seeking similar partnerships in other territories with regional companies able to leverage NovaVision’s clinically supported vision therapies. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2021 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $304,699, which has a maturity date of December 31, 2020, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2020 will be available. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 12, 2020, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 17, 2020.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	August 17, 2020

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	August 17, 2020

