Form 10-Q
period 2020-09-30
VYCOR MEDICAL INC
filed 2020-11-13
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

VYCOR MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	001-34932	20-3369218
(State of	(Commission	(IRS Employer
Incorporation)	File Number)	Identification No.)

951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487

(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (561) 558-2020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	VYCO	OTCQB

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

There were 26,895,692 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 13, 2020.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$74,935	$60,717
Trade accounts receivable	137,397	274,551
Inventory	179,714	208,353
Prepaid expenses and other current assets	90,854	92,694
Current assets of discontinued operations	2,004	20,117
Total Current Assets	484,904	656,432

Fixed assets, net	389,146	364,953

Intangible and Other assets:
Patents, net of accumulated amortization	14,343	23,326
Security deposits	6,000	6,000
Operating lease - right of use assets	135,003	31,658
Long term assets of discontinued operations	-	9,574
Total Intangible and Other assets	155,346	70,558
TOTAL ASSETS	$1,029,396	$1,091,943

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$131,117	$245,412
Accrued interest: Other	316,798	280,765
Accrued interest: Related party	66,767	44,921
Accrued liabilities - Other	116,085	233,067
Accrued liabilities - Related Party	1,297,480	973,110
Notes payable: Other	555,666	328,032
Notes payable: Related Party	310,873	230,873
Current operating lease liabilities	44,079	28,010
Current liabilities of discontinued operations	9,884	82,216
Total Current Liabilities	2,848,749	2,446,406

Operating lease liability - Long term	88,097	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at September 30, 2020 and December 31, 2019 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at September 30, 2020 and December 31, 2019, 26,999,026 and 25,391,884 shares issued and 26,895,692 and 25,288,550 outstanding at September. 30, 2020 and December 31, 2019 respectively	2,700	2,539
Additional Paid-in Capital	28,699,931	28,306,592
Treasury Stock (103,334 shares of Common Stock as at September 30, 2020 and December 31, 2019 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(30,736,750)	(29,790,258)
Accumulated Other Comprehensive Income	127,675	127,670
Total Stockholders’ Deficiency	(1,907,450)	(1,354,463)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,029,396	$1,091,943

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Revenue	$275,925	$322,884	$850,430	$1,061,393
Cost of Goods Sold	40,551	28,962	98,338	97,446
Gross Profit	235,374	293,922	752,092	963,947

Operating expenses:
Depreciation and Amortization	14,495	15,218	43,780	44,855
General and administrative	427,250	444,371	1,260,742	1,344,853
Total Operating expenses	441,745	459,589	1,304,522	1,389,708
Operating loss	(206,371)	(165,667)	(552,430)	(425,761)

Other income (expense)
Interest expense: Related Party	(7,836)	(5,315)	(21,846)	(15,331)
Interest expense: Other	(12,099)	(12,109)	(36,033)	(36,074)
Loss on foreign currency exchange	(484)	(3)	(829)	(207)
Gain on other income	6,000	-	6,000	-
Total Other Income (expense)	(14,419)	(17,427)	(52,708)	(51,612)

Loss Before Credit for Income Taxes	(220,790)	(183,094)	(605,138)	(477,373)
Credit for income taxes	-	-	-	-
Net Loss from continuing operations	(220,790)	(183,094)	(605,138)	(477,373)
Income (Loss) from discontinued operations, net of tax	22,503	(26,515)	(16,984)	(97,838)
Net loss	(198,287)	(209,609)	(622,122)	(575,211)

Preferred stock dividends	(162,185)	(162,185)	(324,370)	(324,370)
Net Loss available to common stockholders	$(360,472)	$(371,794)	$(946,492)	$(899,581)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	3	7	5	2
Comprehensive Loss	(198,284)	(209,602)	(622,117)	(575,209)

Net Loss Per Share – basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Income (Loss) from discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)
Net loss available to common stockholders	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Weighted Average Number of Shares Outstanding – Basic and Diluted	26,365,801	24,222,946	25,832,084	23,689,516

`

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 2020	26,463,312	$2,646	1	$0	270,306	$27	(103,334)	$(1,033)	$28,573,484	$(30,376,278)	$127,672	$(1,673,482)
Issuance of stock for board and consulting fees	535,714	54							112,447			112,501
Directors deferred compensation granted	-								14,000			14,000
Issuance of shares pursuant to exercise of warrants												-
Accumulated Comprehensive Loss											3	3
Net loss for period ended September 30, 2020										(360,472)		(360,472)
Balance at September 30, 2020	26,999,026	$2,700	1	$0	270,306	$27	(103,334)	$(1,033)	$28,699,931	$(30,736,750)	$127,675	$(1,907,450)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2019	25,391,884	$2,539	1	$0	270,306	$27	(103,334)	$(1,033)	$28,306,592	$(29,790,258)	$127,670	$(1,354,463)
Issuance of stock for board and consulting fees	1,607,142	161							337,339			337,500
Directors deferred compensation granted	-								56,000			56,000
Issuance of shares pursuant to exercise of warrants												-
Accumulated Comprehensive Loss											5	5
Net loss for period ended September 30, 2020										(946,492)		(946,492)
Balance at September 30, 2020	26,999,026	$2,700	1	$0	270,306	$27	(103,334)	$(1,033)	$28,699,931	$(30,736,750)	$127,675	$(1,907,450)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 2019	24,320,456	$2,432	1	$0	270,306	$27	(103,334)	$(1,033)	$28,039,699	$(29,197,473)	$127,668	$(1,028,680)
Issuance of stock for board and consulting fees	535,714	54							112,447			112,501
Directors deferred compensation granted	-								21,000			21,000
Issuance of shares pursuant to exercise of warrants												-
Accumulated Comprehensive Loss											7	7
Net loss for period ended September 30, 2019										(371,794)		(371,794)
Balance at Setember 30, 2019	24,856,170	$2,486	1	$0	270,306	$27	(103,334)	$(1,033)	$28,173,146	$(29,569,267)	$127,675	$(1,266,966)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2018	23,244,028	$2,324	1	$0	270,306	$27	(103,334)	$(1,033)	$27,771,868	$(28,669,686)	$127,673	$(768,827)
Issuance of stock for board and consulting fees	1,612,142	162							338,278			338,440
Directors deferred compensation granted	-								63,000			63,000
Issuance of shares pursuant to exercise of warrants												-
Accumulated Comprehensive Loss											2	2
Net loss for period ended September 30, 2019										(899,581)		(899,581)
Balance at September 30, 2019	24,856,170	$2,486	1	$0	270,306	$27	(103,334)	$(1,033)	$28,173,146	$(29,569,267)	$127,675	$(1,266,966)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(622,121)	$(575,211)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	8,983	9,170
Depreciation of fixed assets	35,939	37,201
Inventory provision	9,418	9,418
Stock based compensation	393,500	401,440

Changes in assets and liabilities:
Accounts receivable	137,154	44,521
Inventory	19,221	(34,455)
Prepaid expenses	2,661	(33,309)
Accrued interest - Related Party	21,846	15,332
Accrued interest - Other	36,033	35,901
Accounts payable	(114,295)	104,518
Accrued liabilities - Other	(116,982)	(25,818)
Changes in discontinued operations, net	(54,218)	497
Cash used in operating activities	(242,862)	(10,795)
Cash flows from investing activities:
Purchase of fixed assets	(60,132)	(21,560)
Changes in investing activities of discontinued operations, net	9,574	2,496
Cash used in investing activities	(50,558)	(19,064)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	80,000	17,873
Proceeds from Paycheck Protection Program and EIDL	208,600	-
Proceeds net of repayments Notes Payable - Other	19,034	25,244
Cash provided by financing activities	307,634	43,117
Effect of exchange rate changes on cash	4	(1,093)
Net increase (decrease) in cash	14,218	12,165
Cash at beginning of period	60,717	78,011
Cash at end of period	$74,935	$90,176

Non-Cash Transactions:
Common stock issued to related party for payment of accrued liabilities	$0	$0

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The unaudited consolidated financial statements as of and for the nine months ended September 30, 2020 and 2019, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts on the unaudited consolidated financial statements have been reclassified to conform to the current period presentation.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $946,492 for the nine months ended September 30, 2020 and has not generated sufficient positive cash flows from operations. As of September 30, 2020 the Company had a working capital deficiency of $688,725, excluding related party liabilities of $1,675,120. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $316,798, which has a maturity date of December 31, 2020, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2020 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2021 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	September 30, 2020	September 30, 2019
Stock options outstanding	680,000	700,000
Warrants to purchase common stock	-	3,717,826
Debentures convertible into common stock	2,937,133	2,707,933
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	1,442,571	1,075,908
Total	6,331,756	9,473,719

Covid-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Form 10-Q, several states in the United States remain in states of emergency, and travel restrictions continue to be applied in several countries around the world, including the United States. Vycor Medical experienced a reduction in demand during the nine months ended September 30, 2020 in the US and Internationally. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the nine months ended September 30, 2020 and could continue to do so. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has and may continue to hinder the recovery of revenues. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

3. DISCONTINUED OPERATIONS

In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model; in June 2020 Vycor announced that it would be entering into a license agreement and transition agreement (the “Agreements”) with HelferApp GmbH, a cognitive therapy specialist. Under the Agreements, HelferApp is licensed to provide NovaVision’s products and therapies in Germany, Austria and Switzerland to patients and professionals; and has assumed responsibility for the current patients of NovaVision in the territory. The NovaVision German office was closed effective June 30, 2020. The Company will continue to fund the remaining expenses of the German operations, which are non-material, until such a time as NovaVision GmbH will be formally wound up.

Reconciliation of the Major Line Items constituting Loss from discontinued operations, net of tax, that are presented in the Consolidated Statements of Comprehensive Loss

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Major line items constituting loss from discontinued operations
Revenue	$2,851	$23,424	$41,527	$65,471
Cost of Goods Sold	616	2,565	4,835	9,188
Gross Profit	2,235	20,859	36,692	56,283

Operating expenses:
Depreciation and Amortization	-	(103)	-	156
Selling, general and administrative	15,304	47,045	87,986	152,240
Total Operating expenses	15,304	46,942	87,986	152,396
Operating loss	(13,069)	(26,083)	(51,294)	(96,113)

Other income (expense)
Loss on foreign currency exchange	(879)	(432)	(2,141)	(1,725)
Other income (loss)	36,451		36,451
Total Other Income (expense)	35,572	(432)	34,310	(1,725)

Income (loss) Before Credit for Income Taxes	22,503	(26,515)	(16,984)	(97,838)
Credit for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$22,503	$(26,515)	$(16,984)	$(97,838)

Other income comprises the net of non-cash adjustments made in connection with the Agreements with HeflerApp and the closure of the German operation: adjustments for assets and liabilities transferred to HelferApp or NovaVision Inc. or otherwise written off - $12,308; elimination of historic balance for NovaVision GmbH legal expenses funded by NovaVision Inc. - $34,727; and certain accruals for employee costs – ($10,584).

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	September 30, 2020	December 31, 2019

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2021 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and April 24, 2020 the Company issued various promissory notes to Fountainhead Capital Management Limited for $280,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Six notes were extended on their due dates for another twelve months. The Notes will be due between December 2020 and July 2021 or on demand by the Payee.	280,873	200,873
Total Related Party Notes Payable	$310,873	$230,873

Other Notes Payable

Other Notes Payable consists of:

	September 30, 2020	December 31, 2019
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was extended to December 31, 2020. The note is personally guaranteed by certain officers and directors of the Company. See further note below	$300,000	$300,000
On May 16, 2020, the Company was granted a loan from Citizens Bank N.A. in the aggregate amount of $58,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated May 16, 2020 issued by the Borrower, matures on May 16, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 16, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company’s use of the Loan qualifies and intends to apply once the forgiveness program commences.	58,600	-
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing twelve (12) months from the date of the note and is secured by essentially all of the assets of the Company. The proceeds of the Loan will be used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	150,000	-
Insurance policy finance agreements and other.	47,066	28,032
Total Other Notes Payable:	$555,666	$328,032

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 2,937,133 shares of Common Stock as of September 30, 2020. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. In addition, the Company agreed to issue warrants to purchase 2,308,405 shares of Common Stock at $0.27, the same terms as the 2018 Offering, exercisable for three years from January 1, 2018, if and when the conversion option is exercised. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. LEASE

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $5,700 plus sales tax per month that will expire on September 30, 2020. Based on the original lease agreement, the Company had the one-time option to renew the lease for another three years with minimum annual rent at market price, not less than the original lease payment amount. In January 2020, the Company exercised the option to extend the original lease for another three years with the expiration date of August 31, 2023. In accordance with ASC 842-10-35, the Company considered this lease extension as the modification of the original lease and re-measured the lease liability and the right-of-use assets on the commencement date of the lease extension.

The Company recognized the following in its unaudited consolidated balance sheet at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Operating Lease ROU Assets	$135,003	$31,658
	$135,003	$31,658

Operating Lease Liabilities
Current portion	44,079	28,010
Long-term portion	$88,097	$-
	$132,176	$28,010

6. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss and which includes Sight Science. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Vycor Medical	$250,648	$301,053	$776,932	$988,786
NovaVision	$25,277	$21,831	$73,498	$72,607
	$275,925	$322,884	$850,430	$1,061,393
Gross Profit
Vycor Medical	$211,089	$273,146	$683,125	$895,484
NovaVision	$24,285	$20,776	$68,967	$68,463
	$235,374	$293,922	$752,092	$963,947

	September 30, 2020	December 31, 2019
Total Assets:
Vycor Medical	$990,852	$1,036,857
NovaVision	36,540	25,395
Discontinued operations	2,004	29,691
Total Assets	$1,029,396	$1,091,943

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
United States	$270,851	$320,476	$839,992	$1,051,237
Europe	$5,074	$2,408	$10,438	$10,156
	$275,925	$322,884	$850,430	$1,061,393
Gross Profit
United States	$230,321	$291,536	$741,675	$953,861
Europe	$5,053	$2,386	$10,417	$10,086
	$235,374	$293,922	$752,092	$963,947

	September 30, 2020	December 31, 2019
Total Assets:
United States	$1,014,817	$1,055,312
Europe	12,575	6,940
Discontinued operations	2,004	29,691
Total Assets	$1,029,396	$1,091,943

7. EQUITY

Common Stock and Stock Grants

During January to September 2020 and 2019, the Company granted 266,664 shares of Common Stock (valued at $56,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director. As of September 30, 2020 these shares have yet to be issued.

During January to September 2020 and 2019, under the terms of the Consulting Agreement referred to in note 10, the Company issued 1,607,142 of Common Stock to Fountainhead for fees of $337,500 in each period respectively.

Warrants and Options

The details of the outstanding warrants and options are as follows:

STOCK WARRANTS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2019	3,717,826	$0.27
Granted	-	-
Exercised	-	-
Cancelled or expired	(3,717,826)	$0.27
Outstanding at September 30, 2020	-	$0.00

STOCK OPTIONS:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2019	700,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled or expired	(20,000)	(0.27)
Outstanding at September 30, 2020	680,000	$0.28

As of September 30, 2020, the weighted-average remaining contractual life of outstanding warrants and options is 0 and 0.74 years, respectively.

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

For each of the nine months ended September 30, 2020 and 2019, the Company recognized share-based compensation of $0 for employee stock options.

Stock appreciation rights may be granted either on a stand-alone basis or in conjunction with all or part of any other stock options granted under the plan. As of September 30, 2020 there were no awards of any stock appreciation rights.

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

Aggregate stock-based compensation for stock granted to non-employees for each of the nine months ended September 30, 2020 and 2019 was $266,664 and $299,997. The expense related to stock not issued during each of the periods ended September 30, 2020 and 2019 comprises $56,000 and $63,000, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan. As of September 30, 2020, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

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

There were no options or warrants issued during either of the periods ending September 30, 2020 and 2019.

9. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $5,700 plus sales tax per month. The lease terminates September 30, 2020 and has been extended for a further three years to August 31, 2023. The Company’s subsidiary in Germany occupied premises on a rolling 12 month lease agreement with a 3 month notice period of EUR1,650 per month (approximately $1,815), which was terminated effective June 30, 2020. Rent expense for the nine months ended September 30, 2020 and 2019 for the continuing operations was $59,008 and $57,202 respectively. See Note 5.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the nine months ended September 30, 2020 and the year ended December 31, 2019 respectively.

10. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended September 30, 2020:

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

During the nine months ended September 30, 2020 and September 30, 2019, under the terms of the Amended Agreement, Fountainhead received total fees of $337,500, which were paid through the issuance of 1,607,142 shares of Company Common Stock.

11. RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at September 30, 2020, 59.7% of the Company’s Common Stock and 70% of the Company’s Preferred D Stock. Peter Zachariou owns 26% of the Company’s Preferred D Stock. Adrian Liddell, Chairman, is a consultant for Fountainhead.

During each of the nine months ended September 30, 2020 and September 30, 2019, under the terms of the Consulting Agreement referred to in note 10, the Company issued 1,607,142 shares of Common Stock to Fountainhead for fees of $337,500.

During each of the nine months ended September 30, 2020 and 2019, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was in respect of Fountainhead and $83,386 was in respect of Peter Zachariou.

During the nine months ended September 30, 2020 and 2019 the Company issued unsecured loan notes to Fountainhead for a total of $80,000 and $17,873, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

There were no other related party transactions during the nine months ended September 30, 2020 and 2019.

12. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Number of customers over 10%	0	1	1	1
Percentage of sales	0%	12%	14%	10%

Accounts Receivable Concentration

	At September 30,	At December 31,
	2020	2019

Number of customers over 10%	2	1
Percentage of accounts receivable	11% and 15%	37%

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

The Company periodically engages in discussions with potential strategic partners for or purchasers of each or both of our operating divisions. In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model; in June 2020 Vycor announced that it would be entering into a license agreement and transition agreement (the “Agreements”) with HelferApp GmbH, a cognitive therapy specialist. Under the Agreements, HelferApp is licensed to provide NovaVision’s products and therapies in Germany, Austria and Switzerland to patients and professionals; and has assumed responsibility for the current patients of NovaVision in the territory. The NovaVision German office was closed effective June 30, 2020.

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

The NovaVision German operation accounted for a very substantial proportion of Vycor’s operating cash loss1 during the year ended December 31, 2019. This proportion has been reduced during the nine months ended September 30, 2020 for two reasons: firstly, the selling, general and administrative expenses of NovaVision Germany have been reduced as the operation has been wound down; and secondly due to the impact on Vycor revenues from Covid-19 discussed below.

1 Operating Loss before Depreciation, Amortization and non-cash Stock Compensation

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Form 10-Q, several states in the United States remain in states of emergency, and travel restrictions continue to be applied in several countries around the world, including the United States. Vycor Medical experienced a reduction in demand during the three months ended September 30, 2020 in the US and Europe. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the nine months ended September 30, 2020 and could continue to do so. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has and may continue to hinder the recovery of revenues. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Revenue and Gross Margin:

	Three months ended
	September 30,
	2020	2019	% Change
Revenue:
Vycor Medical	$250,648	$301,053	-17%
NovaVision	$25,277	$21,831	16%
	$275,925	$322,884	-15%
Gross Profit
Vycor Medical	$211,089	$273,146	-23%
NovaVision	$24,285	$20,776	17%
	$235,374	$293,922	-20%

Vycor Medical recorded revenue of $250,648 from the sale of its products for the three months ended September 30, 2020, a decrease of $50,405 over the same period in 2019. Sales of VBAS devices have been significantly disrupted during the 2020 period in the US and internationally by COVID-19. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the three months ended September 30, 2020. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has hindered the recovery of revenues. Sales in the three months ended September 30, 2020 showed some recovery over the three month period ended June 30, 2020, increasing by $31,651 or 14%, primarily in the US. Gross margin of 84% and 91% was recorded for the three months ended September 30, 2020 and 2019, respectively.

NovaVision recorded revenues of $25,277 for the three months ended September 30, 2020, an increase of $3,446 over the same period in 2019. Gross margin was 96%, compared to 95% for the same period in 2019.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $17,121 to $427,250 for the three months ended September 30, 2020 from $444,371 for the same period in 2019. Included within Selling, General and Administrative Expenses are non-cash charges for stock based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended September 30, 2020 was $126,500, a $7,000 decrease from the charge in 2019 of $133,500, following the departure from the Board of Oscar Bronsther from July 1, 2020. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $3,955 from $56,761 to $52,806 in 2020, reflecting the reduced level of sales in the US due to COVID-19.

The remaining Selling, General and Administrative expenses decreased by $6,166 from $254,110 to $247,944 in 2020.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Legal, patent, audit/accounting, regulatory	(11,872)	-
Board, financial and scientific advisory	(6,075)	(7,000)
Payroll	(2,380)	-
Other (sales/travel/regulatory/premises)	14,161	-
Commissions	(3,955)	-
Total change	(10,121)	(7,000)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2020 was $7,836 compared to $5,315 for 2019. Other Interest expense for the three months ended September 30, 2020 was $12,099 compared to $12,109 for 2019.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Revenue and Gross Margin:

	September 30,
	2020	2019	% Change
Revenue:
Vycor Medical	$776,932	$988,786	-21%
NovaVision	$73,498	$72,607	1%
	$850,430	$1,061,393	-20%
Gross Profit
Vycor Medical	$683,125	$895,484	-24%
NovaVision	$68,967	$68,463	1%
	$752,092	$963,947	-22%

Vycor Medical recorded revenue of $776,932 from the sale of its products for the nine months ended September 30, 2020, a decrease of $211,854. Sales of VBAS devices have been significantly disrupted, particularly from March to June, in the US and internationally by COVID-19 Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the six months ended September 30, 2020. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has hindered the recovery of revenues. Gross margin of 88% was recorded for the nine months ended September 30, 2020 versus 91% for the same period in 2019.

NovaVision recorded revenues of $73,498 for the nine months ended September 30, 2020, an increase of $891 over the same period in 2019 and gross margin of 94%, compared to 94% for the same period in 2019.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $84,111 to $1,260,742 for the nine months ended September 30, 2020 from $1,344,853 for the same period in 2019. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2020 was $393,500, a decrease of $7,940 over $401,440 in 2019, following the departure from the Board of Oscar Bronsther from July 1, 2020. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $38,259 from $187,622 to $149,363, reflecting the reduced level of sales in the US due to COVID-19.

The remaining Selling, General and Administrative expenses decreased by $37,912 from $755,791 to $717,879. Regulatory fees reduced by $49,367 reflecting the completion of the transition to a new EU Notified Body for Vycor; patent fees reduced by $20,296 reflecting the level of patent filing and prosecution activity in the 2019 period; the professional fees related to the closure of NovaVision Germany and the license agreement resulted accounting and legal fees increasing by $17,303.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Legal, patent, audit/accounting, regulatory	(47,495)	-
Board, financial and scientific advisory	(18,915)	(7,000)
Sales, marketing and travel	(7,215)	-
Payroll	12,234	(939)
Other (travel/regulatory/premises)	23,478	-
Commissions	(38,259)	-
Total change	(76,172)	(7,939)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2020 was $21,846 compared to $15,331 for 2019. Other Interest expense for the nine months ended September 30, 2020 was $36,033 compared to $36,074 for 2019.

 Income (loss) from Discontinued Operations:

 The reduction in operating loss for the three and nine months ended September 30, 2020 compared to the same periods in 2019, from $26,083 to $13,069 and from $96,113 to $51,294, respectively, is primarily due to a reduction in Selling, general and administrative expenses as a result of the wind-down of operations in Germany.

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019	$ Change
Cash	$74,935	$60,717	$14,218
Accounts receivable, inventory and other current assets	$409,969	$595,715	$(185,746)
Total current liabilities	$(2,848,749)	$(2,446,406)	$(402,343)
Working capital	$(2,363,845)	$(1,789,974)	$(573,871)
Cash provided by financing activities	$307,634	$43,117	$264,517

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the nine months ended September 30, 2020 and 2019, with a commentary of changes during the periods and known or anticipated future changes:

	September 30, 2020	September 30, 2019	$ Change
Net loss	$(622,122)	$(575,211)	$(46,911)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$44,922	$46,371	$(1,449)
Share based compensation	$393,500	$401,440	$(7,940)
Other	$9,418	$9,418	$0
	$447,840	$457,229	$(9,389)

Net loss adjusted for non-cash items	$(174,282)	$(117,982)	$(56,300)
Changes in working capital
Accounts receivable	$137,154	$44,521	$92,633
Accounts payable and accrued liabilities	$(231,277)	$78,700	$(309,977)
Inventory	$19,221	$(34,455)	$53,676
Prepaid expenses and net insurance financing repayments	$21,695	$(8,065)	$29,760
Accrued interest (not paid in cash)	$57,879	$51,233	$6,646
Changes in discontinued operations, net	$(54,218)	$497	$(54,715)
	$(49,546)	$132,431	$(181,977)

Cash provided by (used in) operating activities, adjusted for net insurance repayments	$(223,828)	$14,449	$(238,277)

The adjustments to reconcile net loss to cash of $174,282 in the period have no impact on liquidity. The change in Net loss adjusted for non-cash items of ($56,300) was primarily due to the impact of COVID-19 on the Vycor division sales, which also accounts for the reduction in accounts receivable of $137,154. At December 31, 2019 there was an increase in accounts payable and accrued liabilities mainly due to expenditure on regulatory for the transition to a new EU Notified Body, and regulatory and testing for the VBAS development occurring during the fourth quarter. The change in accounts payable and accrued liabilities of $231,277 was mainly due to the settlement of these accounts. The net change of $54,218 in discontinued operations comprised a reduction of $72,331 in liabilities being transferred to the license partner, NovaVision, Inc. or eliminated; offset by a $18,113 reduction in assets being to the license partner, NovaVision, Inc. or written off.

Additional inventory of $40,559 was purchased during the nine months ended September 30, 2020 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $80,000 during the next twelve months.

Investing Activities. Cash used in investing activities of continuing operations for the nine months ended September 30, 2020 was $60,132, which reflected expenditure on the second phase of modifying the VBAS product suite to make it easier to integrate with IGS. The Company anticipates additional expenditures for this second phase, including work to obtain regulatory clearances and approvals, of approximately $40,000. The $9,574 change in investing activities of discontinued operations was due the writing off of long term assets.

Financing Activities. During the nine months ended September 30, 2020 the Company received funds of $80,000 in respect of loans from Fountainhead. The Company also received a loan of $58,600 during the period, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, and a $150,000 loan from the Small Business Administration (“SBA”) EIDL program.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $946,492 for the nine months ended September 30, 2020 and has not generated sufficient positive cash flows from operations. As of September 30, 2020 the Company had a working capital deficiency of $688,725, excluding related party liabilities of $1,675,120. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

2 Operating Loss before Depreciation, Amortization and non-cash Stock Compensation

However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2021 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $316,798, which has a maturity date of December 31, 2020, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2020 will be available. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 13, 2020, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2020

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	November 13, 2020

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	November 13, 2020

