Form 10-K
period 2020-12-31
VYCOR MEDICAL INC
filed 2021-03-31
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,482,453 (assuming $0.14 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 27,898,200 shares of common stock par value $0.0001 as of March 30, 2021

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

The Company periodically engages in discussions with potential strategic partners for or purchasers of each or both of our operating divisions. In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model; Vycor entered into a license agreement and transition agreement (the “Agreements”) with HelferApp GmbH, a cognitive therapy specialist, effective July 1, 2020. Under the Agreements, HelferApp is licensed to provide NovaVision’s products and therapies in Germany, Austria and Switzerland to patients and professionals; and has assumed responsibility for the current patients of NovaVision in the territory. The NovaVision German office was closed effective June 30, 2020.

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

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses1. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under represented and continued new product development. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters to access new neurosurgeon users.

The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users to identify both new potential users and also high quality distribution partners to bolster our existing network.

The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that will snap onto the VBAS and allow for a neuronavigation pointer to be fully integrated with the VBAS. This VBAS AC model range has received FDA 510(k) clearance and is in the final review stage for EU clearance; it is envisaged that it will be available by the summer of 2021. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures.

For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities in selected geographies that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. As a result, the Company has now closed the NovaVision German office and is entering into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland, and is seeking similar partnerships in other territories with regional companies able to leverage NovaVision’s clinically supported vision therapies. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

The NovaVision German operation accounted for a very substantial proportion of Vycor’s operating cash loss1 during the year ended December 31, 2019. This proportion has been reduced during the twelve months ended December 31, 2020 for two reasons: firstly, the selling, general and administrative expenses of NovaVision Germany have been reduced as the operation has been wound down; and secondly due to the impact on Vycor revenues from Covid-19 discussed below.

COVID-19

Vycor Medical experienced a reduction in demand during the twelve months ended December 31, 2020 in the US and Europe, particularly in the second quarter, with some recovery in the third and fourth quarters. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the twelve months ended December 31, 2020 and could continue to do so. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has and may continue to hinder the recovery of revenues. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and COVID-19 may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from supplier staff absences due to COVID-19 illness or isolation requirements, the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

1 Operating Loss before Depreciation, Amortization and non-cash Stock Compensation

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

3. Other Matters

Product Liability Insurance

We presently have Product Liability insurance for Vycor Medical and Professional Liability insurance NovaVision.

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

Vycor Medical’s VBAS and VBAS AC have been classified as Class II products by the FDA and cleared for marketing through the 510(k) process. NovaVision’s VRT product has been cleared as a Class U product through the 510(k) while its NeuroEyeCoach is registered as an exempt Class 1 device.

Vycor Medical has CE marking approval to allow for distribution of its VBAS products in Europe as a Class III device and has a Health Canada Medical Device License (MDL) for distribution in Canada as a Class II device; both of these clearances are pending for its VBAS AC device. VBAS also has regulatory approvals in a number of other international markets. NovaVison’s VRT, NeuroEyeCoach and Sight Science’s NeET have CE mark registrations as Class I devices in Europe.

Employees

We currently have 6 employees.

Website.

The Company operates websites at www.vycormedical.com, www.vycorvbas.com, www.novavision.com and www.sightscience.com. NovaVision’s German partner, HelferApp, maintains the www.novavision.de website

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item. Notwithstanding, in addition to risk factors highlighted in previous reports, the Company adds the following additional risk factor:

We do not yet know the extent we could be affected by the Coronavirus (COVID-19) pandemic

Vycor Medical experienced a reduction in demand during the twelve months ended December 31, 2020 in the US and Europe, particularly in the second quarter, with some recovery in the third and fourth quarters. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the twelve months ended December 31, 2020 and could continue to do so. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has and may continue to hinder the recovery of revenues. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and COVID-19 may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from supplier staff absences due to COVID-19 illness or isolation requirements, the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a rent of approximately $4,000 per month plus other charges of approximately $1,500 per month. The lease terminates September 30, 2020 and has been extended for a further three years to August 31, 2023. The Company’s subsidiary in Germany occupied premises on a short-term lease agreement of EUR 1,650 per month (approximately $1,820) for the period January to July 2020.

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

Holders

As of March 30, 2021 and March 30, 2020 there were 28,001,534 and 27,898,200 shares of common stock issued and outstanding, respectively, and approximately 150 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is EQ by Equiniti, 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209; telephone (303) 282-4800.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2020 through March 30, 2021 which were not registered under the Securities Act

Common Stock:

Issuance Type	Security	Shares
FHC Management Fees	Common	2,142,856
Oscar Bronsther – issuance of stock in respect of the directors’ Deferred Compensation Plan following departure from the Board	Common	466,794

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Revenue and Gross Margin:

Vycor Medical recorded revenue of $1,039,562 from the sale of its products for the year ended December 31, 2020, a decrease of $260,268 (or 20%) over 2019. Sales of VBAS devices have been significantly disrupted during 2020 in the US and internationally by COVID-19. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the year ended December 31, 2020. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has hindered the recovery of revenues.

Gross margin of 88% was recorded for the year ended December 31, 2020 compared to 90% in 2019.

NovaVision recorded revenues of $102,483 for the year ended December 31, 2020, an increase of $9,413 from 2019, and gross margin of 94%, compared to 93% for 2019. New patient starts increased by 20% for the year ended December 31, 2020 compared to 2019.

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses decreased by $119,200 to $1,680,447 in 2020 from $1,799,647 in 2019. Included within Selling, General and Administrative Expenses are non-cash charges for share-based compensation as the result of amortizing employee and non-employee shares and options which have been issued by the Company over various periods. The charge for 2020 was $520,000, a decrease of $14,940 from $534,940 in 2019, following the departure from the Board of Oscar Bronsther from July 1, 2020. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $58,753 to $203,707 reflecting the reduced level of sales in the US due to COVID-19.

The remaining Selling, General and Administrative expenses decreased by $45,507 from $1,002,247 to $956,740. Regulatory fees reduced by $53,311 reflecting the completion of the transition to a new EU Notified Body for Vycor; patent fees reduced by $31,107 reflecting the level of patent filing and prosecution activity in 2019; the professional fees related to the closure of NovaVision Germany and the license agreement resulted accounting and legal fees increasing by $22,123.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Legal, patent, audit/accounting	(10,994)	-
Regulatory	(53,311)
Board, financial and scientific advisory	(2,974)	(14,000)
Sales, marketing and travel	(7,039)	-
Payroll	6,744	(940)
Other (travel/insurance/premises)	22,067	-
Commissions	(58,753)	-
Total change	(104,260)	(14,940)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2020 increased $9,035 following the issuance of related party notes during 2019 and 2020 to $29,682 from $20,647 for 2019. Other Interest expense for 2020 increased by $96 to $48,132 from $48,036 for 2019.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $71,567 to $52,169 in 2020 from $123,736 in 2019, primarily due to a reduction in Selling, general and administrative expenses as a result of the wind-down of the discontinued operations in Germany.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the years ended December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019	$ Change
Cash	$46,002	$60,717	$(14,715)
Accounts receivable, inventory and other current assets	$417,899	$595,715	$(177,816)
Total current liabilities	$(2,740,828)	$(2,446,406)	$(294,422)
Working capital	$(2,276,927)	$(1,789,974)	$(486,953)
Cash provided by financing activities	$286,552	$40,091	$246,461

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principal components of cash used in operating activities during the years ended December 31, 2020 and 2019, with a commentary of changes during the years and known or anticipated changes:

	December 31, 2020	December 31, 2019	$ Change
Net loss	$(822,482)	$(796,202)	$(26,280)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$57,895	$61,638	$(3,743)
Stock based compensation	$520,000	$534,940	$(14,940)
Other	$12,558	$12,558	$0
	$590,453	$609,136	$(18,683)

Net loss adjusted for non-cash items	$(232,029)	$(187,066)	$(44,963)
Changes in working capital
Accounts receivable	$115,313	$(19,237)	$134,550
Accounts payable and accrued liabilities	$(182,319)	$162,395	$(344,714)
Inventory	$14,699	$(21,654)	$36,353
Prepaid expenses and net insurance financing repayments	$14,754	$(13,271)	$28,025
Accrued interest (not paid in cash)	$77,814	$68,647	$9,167
Changes in discontinued operations, net	$(59,071)	$6,384	$(65,455)
	$(18,810)	$183,264	$(202,074)

Cash (used in) provided by operating activities, adjusted for net insurance repayments	$(250,839)	$3,802	$(247,037)

The adjustments to reconcile net loss to cash used of $590,453 in the year have no impact on Liquidity. The change in Net loss adjusted for non-cash items of ($44,963) was primarily due to the impact of COVID-19 on the Vycor division sales, offset by reduced expenses, primarily regulatory and patent fees. The reduced Vycor division sales also accounts for the reduction in accounts receivable of $115,313. At December 31, 2019 there was an increase in accounts payable and accrued liabilities mainly due to expenditure on regulatory for the transition to a new EU Notified Body, and regulatory and testing for the VBAS development occurring during the fourth quarter. The reduction in accounts payable and accrued liabilities of $182,319 was mainly due to the settlement of these accounts during the year. The net change of $59,071 in discontinued operations comprised: a reduction of $78,611 in liabilities being transferred to the license partner, or to NovaVision, Inc. or eliminated; offset by a $19,540 reduction in assets being transferred to the license partner, or to NovaVision, Inc. or written off.

Additional inventory of $78,076 was purchased during the year ended December 31, 2020 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $125,000 during the next twelve months for VBAS and VBAS AC. In January 2020 the Company received FDA 510(k) clearance for its new VBAS AC model range, and is in the technical review stage for EU clearance. The VBAS AC provides significantly greater integration with IGS by enabling an IGS pointer to be held securely within the device.

Investing Activities. Cash used in investing activities of continuing operations for the year ended December 31, 2020 was $62,052, which primarily reflected expenditure on the VBAS AC. The Company anticipates additional expenditures for the VBAS AC, including work to obtain regulatory clearances and approvals and bringing the model into service, of approximately $30,000. The $9,574 change in investing activities of discontinued operations was due the writing off of long term assets.

Financing Activities. During the year ended December 31, 2020 the Company received funds of $80,000 in respect of loans from Fountainhead. The Company also received a loan of $58,600 during the year, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, and a $150,000 loan from the Small Business Administration (“SBA”) EIDL program. The Company received an additional PPP loan of $58,600 in January 2021.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $822,482 and $796,202 for the years ending December 31, 2020 and 2019 respectively and has not generated sufficient cash flows from operations. As at December 31, 2020 the Company had a working capital deficiency of $593,971, excluding related party liabilities of $1,682,956. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

As described earlier in this ITEM 1 “Strategy”, the Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses2. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under represented and continued new product development. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters to access new neurosurgeon users. The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users to identify both new potential users and also high quality distribution partners to bolster our existing network. The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that will snap onto the VBAS and allow for a neuronavigation pointer to be fully integrated with the VBAS. This VBAS AC model range has received FDA 510(k) clearance and is in the final review stage for EU clearance; it is envisaged that it will be available by the summer of 2021. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities in selected geographies that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. As a result, the Company has now closed the NovaVision German office and entered into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland, and is seeking similar partnerships in other territories with regional companies able to leverage NovaVision’s clinically supported vision therapies. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2021 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $328,897, which has a maturity date of June 30, 2021, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time it is not known whether any further extension of the note beyond June 30, 2021 will be available. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

Vycor Medical experienced a reduction in demand during the year ended December 31, 2020 in the US and Europe, particularly in the second quarter, with some recovery in the third and fourth quarters. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the year ended December 31, 2020 and could continue to do so. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has and may continue to hinder the recovery of revenues. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and COVID-19 may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from supplier staff absences due to COVID-19 illness or isolation requirements, the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

2 Operating Loss or Profit before Depreciation, Amortization and non-cash Stock Compensation

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies and Estimates

Accounting for forgivable loan received under the Small Business Administration Paycheck Protection Program

During the year ended December 31, 2020 the Company received a loan of $58,600 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. Under the terms of the PPP, the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company’s use of the Loan qualifies and the Company intends to apply during 2021.

The Company accounts for the loan as a financial liability in accordance with FASB ASC 470 and accrues interest in accordance with the interest method under FASB ASC 835-30. For purposes of derecognition of the liability, FASB ASC 470-50-15-4 refers to guidance in FASB ASC 405-20. Based on this guidance, the proceeds of the loan will remain recorded as a liability until either (1) the loan is, in part or wholly, forgiven and the Company has been “legally released”, or (2) the Company pays off the loan. Once the loan is, in part or wholly, forgiven and legal release is received, the Company will reduce the liability by the amount forgiven and record a gain on the extinguishment.

The Company received an additional PPP loan of $58,600 in January 2021.

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, provision for inventory obsolescence, useful life of intangible assets, and the fair values of options and warrant included in the determination of debt discounts and stock based compensation.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2020 and 2019 patient deposits amounted to $28,704 and $24,601, respectively, and are included in Accrued Liabilities.

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

Patents and Other Intangible Assets

The Company capitalizes legal and related costs associated with the establishment and enhancement of patents for its products once patents have been applied for. Costs associated with the development of the patented item or processes are charged to research and development costs as incurred. The capitalized costs are amortized over the life of the patent. The Company reviews intangible assets on an annual basis in accordance with the authoritative guidance. Trademarks have an indefinite life and are reviewed annually by management for impairment in accordance with the authoritative guidance.

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended December 31, 2020 and 2019 was $12,558, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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

Foreign Currency

The Euro is the local currency of the country in which the discontinued operations of NovaVision GmbH conducted its operations and is considered the functional currency of this entity; the GB Pound is the local currency of the country in which Sight Science Limited conducts its operations and is considered the functional currency of this entity. All balance sheet amounts are translated to U.S. dollars using the U.S. exchange rate at the balance sheet date except for the equity section which is translated at historical rates. Operating statement amounts are translated using an average exchange rate for the period of operations. Foreign currency translation effects are accumulated as part of the accumulated other comprehensive income (loss) and included in stockholders’ deficiency in the accompanying Consolidated Balance Sheets.

Educational marketing and advertising expenses

The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will include education, marketing and advertising expense as a component of selling, general and administrative costs as such costs are incurred.

Stock Compensation

The Company recognizes the cost of all stock-based payments under the relevant authoritative accounting guidance. Stock-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock. For stock-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of ASC Topic 718, “Stock Compensation”. Stock-based payments to consultants, service providers and other non-employees are accounted for under in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Vycor Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vycor Medical, Inc. (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, including a net loss of $822,482 and $796,202 for the years ended December 31, 2020 and 2019 respectively, and has not generated cash flows from its operations. As of December 31, 2020, the Company had working capital deficiency of $593,970, excluding related party liabilities of $1,682,956. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Net operating loss carryforward and valuation allowance for deferred tax assets

As discussed in Note 12 to the consolidated financial statements, the company is subject to taxation and files income tax returns in the U.S. and foreign jurisdictions. As of December 31, 2020, the total amount of net operating loss carryforward in the U.S. and foreign jurisdictions was approximately $20.8 million. The company recorded a deferred tax asset from net operating loss carryforward of approximately $4.5 million. Management determined that it is more likely than not that all of the deferred tax assets will not be realized and a full valuation allowance of approximately $4.5 million was recorded on December 31, 2020.

Auditing management’s evaluation of whether a deferred tax asset is more likely than not to be used and the measurement of the benefit of various tax jurisdictions can be complex, involves significant judgment, and is based on interpretations of tax laws and legal rulings in different jurisdictions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included 1) testing the tax reconciliation to the annual corporate tax filings, 2) evaluating the appropriateness and consistency of management’s methods and assumptions used in identification, recognition, measurement and disclosure of the income tax, deferred asset and valuation allowance and 3) evaluating the reasonableness of management’s estimates by considering how tax law, including statutes and regulations impacted management’s judgement.

/s/ Prager Metis CPAs, LLC

We have served as the Company's auditor since 2018.

Hackensack, New Jersey

March 31, 2021

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$46,002	$60,717
Trade accounts receivable	159,238	274,551
Inventory	181,096	208,353
Prepaid expenses and other current assets	76,988	92,694
Current assets of discontinued operations	577	20,117
Total Current Assets	463,901	656,432

Fixed assets, net	381,087	364,953

Intangible and Other assets:
Patents, net of accumulated amortization	11,349	23,326
Security deposits	6,000	6,000
Operating lease - right of use assets	124,183	31,658
Long term assets of discontinued operations	-	9,574
Total Intangible and Other assets	141,532	70,558
TOTAL ASSETS	$986,520	$1,091,943

LIABILITIES AND STOCKHOLDERS DEFICIENCY
Current Liabilities
Accounts payable	$179,110	$245,412
Accrued interest: Other	328,897	280,765
Accrued interest: Related party	74,603	44,921
Accrued liabilities - Other	117,050	233,067
Accrued liabilities - Related Party	1,297,480	973,110
Notes payable: Other	384,587	328,032
Notes payable: Related Party	310,873	230,873
Current operating lease liabilities	44,623	28,010
Current liabilities of discontinued operations	3,605	82,216
Total Current Liabilities	2,740,828	2,446,406

Loan Payable - SBA EIDL	150,000	-
Operating lease liability - Long term	77,008	-
Total Long-term Liabilities	227,008	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at December 31, 2020 and December 31, 2019 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at December 31, 2020 and December 31, 2019, 27,534,740 and 25,391,884 shares issued and 27,431,406 and 25,288,550 outstanding at December. 31, 2020 and December 31, 2019 respectively	2,753	2,539
Additional Paid-in Capital	28,826,378	28,306,592
Treasury Stock (103,334 shares of Common Stock as at December 31, 2020 and December 31, 2019 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(30,937,110)	(29,790,258)
Accumulated Other Comprehensive Income (Loss)	127,669	127,670
Total Stockholders’ Deficiency	(1,981,316)	(1,354,463)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$986,520	$1,091,943

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

	For the years ended December 31,
	2020	2019

Revenue	$1,142,045	$1,392,900
Cost of Goods Sold	132,463	134,770
Gross Profit	1,009,582	1,258,130

Operating Expenses:
Depreciation and amortization	56,529	59,876
Selling, general and administrative	1,680,447	1,799,647
Total Operating Expenses	1,736,976	1,859,523
Operating loss	(727,394)	(601,393)

Other Income (Expense)
Interest expense: Related Party	(29,682)	(20,647)
Interest expense: Other	(48,132)	(48,036)
Loss on foreign currency exchange	(1,102)	(110)
Grant income - SBA	6,000	-
Total Other Income (Expense)	(72,916)	(68,793)

Loss Before Credit for Income Taxes	(800,310)	(670,186)
Credit for income taxes	-	-
Net loss from continuing operations	(800,310)	(670,186)
Loss from discontinued operations, net of tax	(22,172)	(126,016)
Net Loss	(822,482)	(796,202)

Preferred stock dividends	(324,370)	(324,370)
Net Loss Available to Common Stockholders	$(1,146,852)	$(1,120,572)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	(1)	3
Comprehensive Loss	(822,483)	(796,199)

Net Loss Per Share – basic and diluted
Loss from continuing operations	$(0.03)	$(0.03)
Loss from discontinued operations	$(0.00)	$(0.01)
Net loss available to common stockholders	$(0.04)	$(0.05)

Weighted Average Number of Shares Outstanding – Basic and Diluted	26,100,903	23,958,999

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

									Additional
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2018	23,244,028	$2,324	1	$0	270,306	$27	(103,334)	$(1,033)	$27,771,868	$(28,669,686)	$127,673	$(768,827)
Issuance of stock for board and consulting fees	2,147,856	215							450,724			450,939
Directors deferred compensation granted	-								84,000			84,000
Accumulated Comprehensive Loss											(3)	(3)
Net loss for period ended December 31, 2019										(1,120,572)		(1,120,572)
Balance at December 31, 2019	25,391,884	$2,539	1	$0	270,306	$27	(103,334)	$(1,033)	$28,306,592	$(29,790,258)	$127,670	$(1,354,463)
Issuance of stock for board and consulting fees	2,142,856	214							449,786			450,000
Directors deferred compensation granted	-								70,000			70,000
Accumulated Comprehensive Loss											(1)	(1)
Net loss for period ended December 31, 2020										(1,146,852)		(1,146,852)
Balance at December 31, 2020	27,534,740	$2,753	1	$0	270,306	$27	(103,334)	$(1,033)	$28,826,378	$(30,937,110)	$127,669	$(1,981,316)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(822,482)	$(796,202)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	11,977	12,164
Depreciation of fixed assets	45,918	49,474
Inventory provision	12,558	12,558
Stock based compensation	520,000	534,940

Changes in assets and liabilities:
Accounts receivable	115,313	(19,237)
Inventory	14,699	(21,654)
Prepaid expenses	16,802	(15,489)
Accrued interest - Related Party	29,682	20,647
Accrued interest – Other	48,132	48,000
Accounts payable	(66,302)	159,249
Accrued liabilities – Other	(116,017)	3,146
Changes in discontinued operations, net	(59,071)	6,384
Cash used in operating activities	(248,791)	(6,020)
Cash flows from investing activities:
Purchase of fixed assets	(62,052)	(52,904)
Changes in investing activities of discontinued operations, net	9,574	2,456
Cash used in investing activities	(52,478)	(50,448)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	80,000	37,873
Proceeds from Paycheck Protection Program and EIDL	208,600	-
Proceeds net of repayments Notes Payable - Other	(2,048)	2,218
Cash provided by financing activities	286,552	40,091
Effect of exchange rate changes on cash	2	(917)
Net decrease in cash	(14,715)	(17,294)
Cash at beginning of year	60,717	78,011
Cash at end of year	$46,002	$60,717

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$0	$0
Cash paid for income tax	$0	$0

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

Ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $822,482 and $796,202 for the years ending December 31, 2020 and 2019, respectively, and has not generated sufficient cash flows from operations. As at December 31, 2020 the Company had a working capital deficiency of $593,971, excluding related party liabilities of $1,682,956. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses for both the Vycor Medical and NovaVision divisions. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $328,897, which has a maturity date of June 30, 2021, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond June 30, 2021 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2021 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations

2. SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (new revenue standard) to all contracts. The adoption of the new accounting standard had no impact on company’s consolidated financial statements.

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

As part of the adoption of ASC 606, see Note 7 to the Consolidated Financial Statements for further disaggregation of revenue.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution in the U.S. are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. Cash also includes a US investment account in a money market backed by government securities up to 105% of the account balance. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2020 and 2019 patient deposits amounted to $28,704 and $24,601, respectively, and are included in Accrued Liabilities.

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

Inventories

Inventories consist of raw materials, work in process and finished goods that are stated at the lower of cost determined using the weighted average cost method, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory obsolescence for the years ended December 31, 2020 and 2019 was $12,558, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of comprehensive loss.

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

Foreign Currency

The Euro is the local currency of the country in which the discontinued operations of NovaVision GmbH conducts its operations and is considered the functional currency of this entity; the GB Pound is the local currency of the country in which Sight Science Limited conducts its operations and is considered the functional currency of this entity. All balance sheet amounts are translated to U.S. dollars using the U.S. exchange rate at the balance sheet date except for the equity section which is translated at historical rates. Operating statement amounts are translated using an average exchange rate for the period of operations. Foreign currency translation effects are accumulated as part of the accumulated other comprehensive income (loss) and included in stockholders’ deficiency in the accompanying Consolidated Balance Sheets.

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

Accounting for forgivable loan received under the Small Business Administration Paycheck Protection Program

During the year ended December 31, 2020 the Company received a loan of $58,600 during the year, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. Under the terms of the PPP, the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company’s use of the Loan qualifies and the Company intends to apply during 2021.

The Company accounts for the loan as a financial liability in accordance with FASB ASC 470 and accrues interest in accordance with the interest method under FASB ASC 835-30. For purposes of derecognition of the liability, FASB ASC 470-50-15-4 refers to guidance in FASB ASC 405-20. Based on this guidance, the proceeds of the loan will remain recorded as a liability until either (1) the loan is, in part or wholly, forgiven and the Company has been “legally released”, or (2) the Company pays off the loan. Once the loan is, in part or wholly, forgiven and legal release is received, the Company will reduce the liability by the amount forgiven and record a gain on the extinguishment.

The Company received an additional PPP loan of $58,600 in January 2021.

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2020 and 2019, the amounts charged to research and development expenses were $0 for both years, respectively.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. There was no capitalized for software development during the years ended December 31, 2020 and 2019.

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable, provision for inventory obsolescence, useful life of intangible assets, and the fair values of options and warrants included in the determination of debt discounts and stock-based compensation.

Stock Option Plan

Under ASC Topic 718, the Company estimates the fair value of option awards on the date of grant using an option-pricing model. The grant date fair value is recognized over the option-vesting period, the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Under these standards, compensation cost for employee cost for employee stock-based awards is based on the estimated grant-date fair value and recognized over the vesting period of the applicable award on a straight-line basis.

Stock Compensation

The Company recognizes the cost of all stock -based payments under the relevant authoritative accounting guidance. Stock-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock. For stock-based payments to employees, which consist only of awards made under the stock option plan described below, the Company accounts for the payments in accordance with the provisions of ASC Topic 718, “Stock Compensation”. Stock-based payments to consultants, service providers and other non-employees are accounted for in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	December 31, 2020	December 31, 2019
Stock options outstanding	680,000	700,000
Warrants to purchase common stock	-	3,717,826
Debentures convertible into common stock	2,994,746	2,765,548
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	1,509,237	1,175,907
Total	6,456,035	9,631,333

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

Reconciliation of the major line items from discontinued operations that are presented in the consolidated balance sheets and consolidated statements of comprehensive loss are as follows:

Major line items constituting assets and liabilities in the consolidated balance sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$577	$11,521
Trade accounts receivable	-	3,470
Inventory	-	2,175
Prepaid expenses and other current assets	-	2,951
Total Current Assets	577	20,117

Fixed assets, net	-	9,574

TOTAL ASSETS	$577	$29,691

LIABILITIES
Current Liabilities
Accounts payable	$422	$6,515
Accrued liabilities - Other	3,168	44,792
Other current liabilities	15	30,909
Total Current Liabilities	$3,605	$82,216

Major line items constituting loss from discontinued operations

	For the years ended December 31,
	2020	2019

Revenue	$41,527	$88,851
Cost of Goods Sold	4,986	11,886
Gross Profit	36,541	76,965

Operating Expenses:
Depreciation and Amortization	-	157
Selling, general and administrative	88,711	200,544
Total Operating Expenses	88,711	200,701
Operating Loss	(52,170)	(123,736)

Other Income (Expense)
Loss on foreign currency exchange	(3,209)	(2,280)
Other income (loss)	33,207
Total Other Income (Expense)	29,998	(2,280)

Loss Before Credit for Income Taxes	(22,172)	(126,016)
Credit for income taxes	-	-
Loss from discontinued operations, net of tax	$(22,172)	$(126,016)

Other income comprises the net of non-cash adjustments made in connection with the Agreements with HelferApp and the closure of the German operation: adjustments for assets and liabilities transferred to HelferApp or NovaVision Inc. or otherwise written off - $10,907; elimination of historic balance for NovaVision GmbH legal expenses funded by NovaVision Inc. - $34,727; and certain accruals for employee costs – ($12,427).

4. INVENTORY

	December 31, 2020	December 31, 2019

Raw materials and work in process	$65,192	$82,142
Finished goods	115,904	126,211
Total Inventory	$181,096	$208,353

5. LEASE

The Company recognized the following related to a lease in its consolidated balance sheets:

	Year Ended December 31,
	2020	2019
Operating Lease ROU Assets	$124,183	$31,658

Operating Lease Liabilities
Current portion	$44,623	$28,010
Long-term portion	77,008	-
	$121,631	$28,010

6. NOTES PAYABLE

Related Party Notes Payable consists of:

	December 31, 2020	December 31, 2019

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2021 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and April 24, 2020 the Company issued ten promissory notes to Fountainhead Capital Management Limited for $280,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Nine notes were extended on their due dates for another twelve months. The Notes will be due between April 2021 and March 2022 or on demand by the Payee.	280,873	200,873

Total Related Party Notes Payable	$310,873	$230,873

Other Notes Payable consists of:

	December 31, 2020	December 31, 2019
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to June 30, 2021. See further note below.	$300,000	$300,000
On May 16, 2020, the Company was granted a loan from Citizens Bank N.A. in the aggregate amount of $58,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated May 16, 2020 issued by the Borrower, matures on May 16, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 16, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company’s use of the Loan qualifies and the Company intends to apply during 2021.	58,600	-

Insurance policy finance agreements.	25,987	28,032

Total Notes Payable:	$384,587	$328,032

Long-Term Notes Payable consists of:

	December 31, 2020	December 31, 2019
On July 7, 2020, the Company was granted a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act by the Small Business Administration (SBA) (“SBA Loan”) . The SBA Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing twelve (12) months from the date of the note and is secured by essentially all of the assets of the Company. The proceeds of the SBA Loan will be used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$150,000	$-

Total Long-term Notes Payable:	$150,000	$-

On January 24, 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 2,994,746 shares of Common Stock. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

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

	Years Ended December 31,
	2020	2019
Revenue:
Vycor Medical	$1,039,562	$1,299,830
NovaVision	$102,483	$93,070
	$1,142,045	$1,392,900
Gross Profit
Vycor Medical	$913,245	$1,171,149
NovaVision	$96,337	$86,981
	$1,009,582	$1,258,130

	December 31,	December 31,
	2020	2019
Total Assets:
Vycor Medical	$953,730	$1,036,857
NovaVision	32,213	25,395
Discontinued operations	577	29,691
Total Assets	$986,520	$1,091,943

(b) Geographic information. The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Years Ended December 31,
	2020	2019
Revenue:
United States	$1,125,226	$1,380,209
Europe	$16,819	$12,691
	$1,142,045	$1,392,900
Gross Profit
United States	$992,785	$1,246,464
Europe	$16,797	$11,666
	$1,009,582	$1,258,130

	December 31, 2020	December 31, 2019
Total Assets:
United States	$980,239	$1,055,312
Europe	5,704	6,940
Discontinued operations	577	29,691
Total Assets	$986,520	$1,091,943

8. FIXED ASSETS

Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated	December 31,	December 31,
	Useful Lives	2019	2018

Machinery and equipment	3 years	$64,762	$64,762
Leasehold Improvements	3 years	8,881	8881
Purchased Software	3 years	27,706	27,706
Molds and Tooling	5 years	775,090	715,463
Furniture and fixtures	7 years	11,152	11,152
Therapy Devices	3 years	96,993	94,568
Internally Developed Software	5 years	363,472	363,472
		1,348,056	1,286,004
Less: Accumulated depreciation and amortization		(966,969)	(921,051)
Property and Equipment, net		$381,087	$364,953

Depreciation expense for the years ended December 31, 2020 and 2019 was $45,918 and $49,661 respectively, including $1,366 and $1,762 respectively for Therapy Devices which is allocated to Cost of Sales.

9. INTANGIBLE ASSETS

Intangible Assets consists of:

	December 31,
	2020	2019
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$865,639	$865,639
Accumulated Amortization	(854,290)	(842,313)
	$11,349	$23,326
Amortized intangible assets: Website (5 years useful life)
Gross carrying Amount	$20,382	$20,382
Accumulated Amortization	(20,382)	(20,382)
	$-	$-

Intangible asset amortization expense for the periods ended December 31, 2020 and 2019 was $11,977 and $12,164, respectively.

10. EQUITY

Equity Transactions

During the years ended December 2020 and 2019, the Company granted 333,330 and 399,996 shares, respectively of Common Stock (valued at $70,000 and $84,000 respectively) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until January 15th of the year following termination of their services as a director. As of December 31, 2020 these shares have yet to be issued.

During each of the years ended December 31, 2020 and 2019, under the terms of the Consultancy Agreement referred to in Note 14, the Company issued 2,142,856 shares of Common Stock to Fountainhead for fees of $450,000.

On April 4, 2019 the Company issued 5,000 shares of Common Stock to Robert Anderson, a consultant, in accordance with the terms of a consulting agreement.

Warrants and Options

The details of the outstanding rights, options and warrants and value of such rights, options and warrants are as follows:

STOCK WARRANTS:

Weighted average
exercise price
	Number of shares	per share
Outstanding at December 31, 2018	3,717,826	$0.27
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2019	3,717,826	$0.27
Granted	-	-
Exercised	-	-
Cancelled or expired	(3,717,826)	0.27
Outstanding at December 31, 2020	-	$-

STOCK OPTIONS:

		Weighted average
		exercise price
	Number of shares	per share
Outstanding at December 31, 2018	1,380,000	$0.53
Granted	-	-
Exercised	-	-
Cancelled or expired	(680,000)	0.79
Outstanding at December 31, 2019	700,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled or expired	(20,000)	0.27
Outstanding at December 31, 2020	680,000	$0.28

As of December 31, 2020, the weighted-average remaining contractual life of outstanding warrants and options is 0 and .49 years, respectively.

11. STOCK-BASED COMPENSATION

The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the “measurement date” using an option pricing model, or their contractual value if different in the case of common stock. The “measurement date” for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant.

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for the years ended December 31, 2020 and 2019 was $520,000 and $534,940. $450,000 was in respect of the Fountainhead Consulting Agreement (see Notes 14 and 15). The expense related to stock not issued during the years ended December 31, 2020 and 2019 comprise $70,000 and $84,000, respectively for the year ended 2020 and 2019, respectively, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan. As of December 31, 2020, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

12. INCOME TAXES

Loss Before Taxes

	December 31, 2020	December 31, 2019
Domestic	$801,346	$675,687
Foreign	21,136	120,515
	$822,482	$796,202

The reconciliation of income tax expense at the U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019

US statutory rate	$(172,721)	$(167,235)
Tax difference between foreign and U.S.	(2,349)	(13,341)
Change in Valuation Allowance	(175,070)	(180,576)
Tax Provision	$-	$-

Deferred Income Taxes

The Company has operations in the US, Germany and the UK and incurred net operating losses since inception. The Company has not reflected any tax benefit related to such net operating losses in the financial statements. Prior to August 15, 2007 the Company’s US operating entity was a limited liability company and losses were passed through to the individual members, therefore the Company only has potential tax benefits from the date it became a ‘C’ corporation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020	December 31, 2019
Operating loss carry-forward - US	$18,975,000	$18,600,000
Operating loss carry-forward - Foreign	$1,796,000	$1,636,000
Deferred tax asset before Valuation allowance - US	3,985,000	3,906,000
Deferred tax asset before Valuation allowance - Foreign	542,000	491,000
Valuation allowance	(4,527,000)	(4,397,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets recorded if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Furthermore, in circumstances in which management has determined that existing conditions or events raise substantial doubt about its ability to continue as a going concern the authoritative guidance requires that a valuation allowance should be recorded for all deferred tax assets. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2020 and December 31, 2019.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Since the Company’s foreign subsidiaries have not generated taxable income and have no accumulated earnings, the Company believes that the Tax Act will not have a significant impact on the Company’s consolidated financial statements.

Net Operating Loss Carry-Forwards

Under the Tax Act, net operating loss carryforwards generated for tax years beginning after December 31, 2018, will have an indefinite carryforward period.

As of December 31, 2020 and 2019, the Company had U.S. accumulated losses for tax purposes of approximately $18,975,000 and $18,600,000 respectively, which may be carried forward and offset against U.S. taxable income. $18,430,000 expires during the tax years 2029 through 2039 and $545,000 can be carried forward indefinitely.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2020 and 2019, the Company had German accumulated losses for tax purposes of approximately $1,595,000 and $1,436,000 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership. As disclosed in Note 3, the Company is in the process of winding down the entity, following which these tax losses will no longer be available.

As of December 31, 2020 and 2019, the Company had UK accumulated losses for tax purposes of approximately $201,000 and $200,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates

The applicable US income tax rate for the Company for both of the years ended December 31, 2020 and 2019 was 21% and 21%, respectively. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2020 and 2019 was 31.58%; the UK applicable rate for both the years ended December 31, 2020 and 2019 was 19%.

If any earnings were distributed to US in the form of dividends or otherwise, after the repayment of intercompany debt, the Company would be subject to additional US income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Uncertain Tax Position

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2020 and 2019. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

13. COMMITMENTS AND CONTINGENCIES

Lease

Effective August 1, 2017 the Company leased office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2L.P., for a rent of approximately $4,000 per month, plus other charges of approximately $1,500 per month. The lease was renewed in September 2020 for an additional 3 years. Rent expense for the year ended December 31, 2020 and 2019 was $77,357 and $76,464 respectively.

The table below provides the future lease payments each year until the lease expiration date:

Future Lease Payments

Year	Liability
2021	$49,102
2022	$50,575
2023	$34,384

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the year ended December 31, 2020 and 2019 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

14. CONSULTING AND OTHER AGREEMENTS

The following agreement remained in force during the year ended December 31, 2020:

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

15. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2020, 60.5% of the Company’s Common Stock and 95.4% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During January to December 2020 and 2019, under the terms of the Consultancy Agreement referred to in Note 14, the Company issued 2,142,856 shares, respectively, of Common Stock to Fountainhead for fees of $450,000, respectively.

During the year ended December 31, 2020 and 2019, respectively, the Company issued unsecured loan notes to Fountainhead for a total of $80,000 and $37,873, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 6).

During each of the years ended December 31, 2020 and 2019, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was in respect of Fountainhead and $83,386 was in respect of Peter Zachariou.

There were no other related party transactions during the years ended December 31, 2020 and 2019.

16. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration	Year ended December 31,
	2020	2019

Number of customers over 10%	1	1
Percentage of sales	12%	10%

Accounts Receivable Concentration

	At December 31,
	2020	2019

Number of customers over 10%	2	1
Percentage of accounts receivable	10%	37%

We have three sub-contract manufacturers who each represent over 10% of purchased on an annual basis.

17. SUBSEQUENT EVENTS

In January 2021 we issued 466,794 shares of common stock to Oscar Bronsther in respect of the shares granted under the Directors’ Deferred Compensation plan, following his resignation from the board of directors effective July 1, 2020.

In January 2021 the Company also received a second draw PPP loan of $58,600 under Division A, Title I of the CARES Act.

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. Under the Agreement, Dr. Komotar will provide general scientific advisory consultancy services, and will also provide scientific advisory services based around certain specific pre-determined milestones. In consideration of the Consultant’s services, the Company agreed to deliver to the Consultant over the course of the three-year term, a total of 304,989 shares of Company Common Stock in respect of the general consultancy, and up to 1,219,957 shares of Company Common Stock in respect of the milestones, the actual number of shares to be delivered being determined by the achievement of the pre-determined milestones. On April 1, 2021 101,663 shares of Company Common Stock will be issued under the terms of the Agreement.

Other than the above stated Subsequent Events, the Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the financial statements.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	59
David Marc Cantor	President and a Director	54
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	62
Steven Girgenti (1)	Director	75
Lowell Rush (1)	Director	64

(1)	On March 19, 2021, the Board of Directors accepted the resignations of Messrs. Girgenti and Rush, to be effective as of April 1, 2021.

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

Adrian Christopher Liddell has been Chairman of the Board and a Director of the Company since January 2010, and serves as the Company’s CFO. He is also an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, which invests in, raises capital for and provides strategic advice to growth companies in healthcare and other sectors. Mr. Liddell has over 35 years of strategic, corporate and financial advisory and company investment experience. From 2003 to 2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003 Mr. Liddell served as Managing Director, Mergers & Acquisitions, at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998 Mr. Liddell held various positions in corporate finance and mergers & acquisitions at Lehman Brothers and Samuel Montagu & Co, in London. Mr. Liddell qualified as a Chartered Accountant in 1984 and holds an MA, Hons. from Christ’s College, University of Cambridge.

Steven Girgenti has been a Vycor Medical director since November 2008 and is Chairman of the Nominating and Governance Committee and of the Compensation Committee. He is presently: the Managing Partner of Medi-Pharm Consulting, LLC providing strategic services to a number of medical device, pharmaceutical and diagnostic businesses; Executive Chairman of BioAffinity Technologies, Inc; and a board member of TBT Pharma. Steve was formerly CEO and co-founder of DermWorx Inc., a specialty pharmaceutical company dedicated to solutions for dermatological conditions. Steve was also the Worldwide Chairman and CEO of Ogilvy Healthworld, a leading global healthcare communications network with 55 offices in 36 countries. The network has more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world’s leading healthcare companies. Mr. Girgenti founded Healthworld in 1986 and, under his leadership, the company made numerous acquisitions to expand and diversify the business. Healthworld went public in 1997. In 1998, and again in 1999, Business Week named Healthworld one of the “Best Small Corporations in America”. In 1999, Forbes listed Healthworld as one of the “200 Best Small Companies”. Mr. Girgenti was recognized as “Entrepreneur of the Year” by NASDAQ in 1999, and was named Med Ad News’ first “Medical Advertising Man of the Year” in 2000. In 2010 he was inducted into the Medical Advertising Hall of Fame. Mr. Girgenti is also Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City, and is on the Board of Directors for Jack Martin Fund, a Mt. Sinai Hospital affiliated charitable organization devoted to pediatric oncology research. He graduated from Columbia University and has worked in the pharmaceutical industry since 1968 for companies such as Bristol-Myers Squibb, Carter Wallace and DuPont, as well as advertising agencies that specialize in healthcare. During his career, Steve has held positions in marketing research, product management, new product planning and commercial development.

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

Committees of the Board of Directors

Our Company has three committees of its Board of Directors—(a) a Nominating and Governance Committee (b) a Management Compensation Committee and (c) an Audit Committee. The Board of Directors has approved charters for each committee. Steven Girgenti is Chairman of the Nominating and Governance Committee and the Management Compensation Committee, and Lowell Rush is a member. Lowell Rush is Chairman of the Audit Committee and Steven Girgenti and Adrian Liddell are members. The Board has determined that Lowell Rush qualifies as an Audit Committee financial expert, as that term is defined in applicable regulations of the SEC. The Committees are intended to operate consistent with applicable NASDAQ governance requirements. The membership and operation of these committees will change following the departure from the board on April 1, 2021 of Messrs. Girgenti and Rush

Compensation Committee Interlocks and Insider Participation

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2020 and 2019, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2020 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All other Compensation($)	Total($)
Peter Zachariou	2020	$—	—	—	—	—	—	—	—
CEO	2019	$—	—	—	—	—	—	—	—
David Cantor	2020	$—	—	—	—	—	—	—	—
President	2019	$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	3,090,000	$0.28	2,410,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,090,000	$0.28	2,410,000

(1)	As of December 31, 2020.

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
None

Total		-

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

Compensation of Directors

During the period January 1, 2020 through December 31, 2020, we granted Steven Girgenti, and Lowell Rush a total of 133,333 each shares and we granted our former director Oscar Bronsther 66,667 shares of the Company’s Common Stock for their service to the Board of Directors under the Company’s Deferred Compensation Plan. Under this Plan, the directors may defer their director’s compensation to the January 15th following the termination of their service as a director. All of the above-mentioned Stock was granted under the Plan. Mr. Girgenti and Mr. Rush are entitled to receive $7,000 in cash or stock at the option of the company per quarter. No other directors of the Company receive compensation for their service to the Company other than as disclosed under Employment Agreements above.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Steven Girgenti	592,116	2.08%
Common Stock	Lowell Rush	561,652	1.98%
Common Stock	Peter C. Zachariou	48,856	0.18%
Series D Preferred Stock	Peter C. Zachariou	69,487	25.71%
Common Stock	All executive officers and directors as a group	1,202,624	4.15%
Series D Preferred Stock	All executive officers and directors as a group	69,487	25.71%
Common Stock	Fountainhead Capital Management Limited 17 Bond Street, St. Helier, Jersey JE2 3NP	17,250,522	60.4%
Series D Preferred Stock	Fountainhead Capital Management Limited 17 Bond Street, St. Helier, Jersey JE2 3NP	188,363	69.7%

(1) In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In the case of directors, the number of shares includes shares granted but not issued under the director’s Deferred Compensation Plan. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on March 30, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and the issuance of shares granted but not issued under the director’s Deferred Compensation Plan; and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 30, 2021 (27,898,200 shares of Common Stock and 270,306 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options or that can be issued under the director’s Deferred Compensation Plan. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2020, 60.5% of the Company’s Common Stock and 95.4% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During January to December 2020 and 2019, under the terms of the Consultancy Agreement referred to in Note 14, the Company issued 2,142,856 shares, respectively, of Common Stock to Fountainhead for fees of $450,000, respectively.

During the year ended December 31, 2020 and 2019, respectively, the Company issued unsecured loan notes to Fountainhead for a total of $80,000 and $37,873, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 6).

During each of the years ended December 31, 2020 and 2019, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was in respect of Fountainhead and $83,386 was in respect of Peter Zachariou.

There were no other related party transactions during the years ended December 31, 2020 and 2019.

Director Independence

As of March 30, 2021, of our five (5) directors, Steven Girgenti and Lowell Rush are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining three (3) directors are not considered “independent”. Following the departures of Messrs. Girgenti and Rush from the Board on April 1, 2021, there will be no directors considered to be “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2020 and December 31, 2019, respectively, were approximately $56,250 and $53,500.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2020 and 2019 were $3,000 and $1,500 respectively.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for 2020 or 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Reports of Prager Metis CPAs, LLC., Independent Registered Certified Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2020 and 2019

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020 and 2019

●	Consolidated Statements of Stockholders’ Deficiency from January 1, 2019 to December 31, 2020

●	Consolidated Statement of Cash Flows for the years ended December 31, 2020 and 2019

●	Notes to Consolidated Financial Statements

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

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)

Date	March 31, 2021

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	March 31, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	March 31, 2021

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	March 31, 2021

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	March 31, 2021

By:	/s/ Steven Girgenti
Steven Girgenti
Director

Date	March 31, 2021

By:	/s/ Lowell Rush
Lowell Rush
Director

Date	March 31, 2021

