Form 10-Q
period 2021-03-31
VYCOR MEDICAL INC
filed 2021-05-14
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2021

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

There were 29,678,019 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of May 10, 2021.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$39,044	$46,002
Trade accounts receivable	143,856	159,238
Inventory	199,634	181,096
Prepaid expenses and other current assets	60,660	76,988
Current assets of discontinued operations	3,257	577
Total Current Assets	446,451	463,901

Fixed assets, net	393,860	381,087

Intangible and Other assets:
Patents, net of accumulated amortization	8,355	11,349
Security deposits	6,000	6,000
Operating lease - right of use assets	113,232	124,183
Total Intangible and Other assets	127,587	141,532
TOTAL ASSETS	$967,898	$986,520

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$215,148	$179,110
Accrued interest: Other	345,015	328,897
Accrued interest: Related party	82,268	74,603
Accrued liabilities - Other	121,441	117,050
Accrued liabilities - Related Party	1,459,665	1,297,480
Notes payable: Other	425,717	384,587
Notes payable: Related Party	320,873	310,873
Current operating lease liabilities	45,178	44,623
Current liabilities of discontinued operations	802	3,605
Total Current Liabilities	3,016,107	2,740,828

Loan Payable - SBA EIDL	150,000	150,000
Operating lease liability - Long term	65,774	77,008
Total Long-term Liabilities	215,774	227,008

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at March 31, 2021 and December 31, 2020 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at March 31, 2021 and December 31, 2020, 28,537,248 and 27,534,740 shares issued and 28,433,914 and 27,431,406 outstanding at March 31, 2021 and December 31, 2020 respectively	2,854	2,753
Additional Paid-in Capital	28,948,707	28,826,378
Treasury Stock (103,334 shares of Common Stock as at March 31, 2021 and December 31, 2020 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(31,342,214)	(30,937,110)
Accumulated Other Comprehensive Income	127,676	127,669
Total Stockholders’ Deficiency	(2,263,983)	(1,981,316)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$967,898	$986,520

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2021	2020

Revenue	$295,749	$330,239
Cost of Goods Sold	28,477	37,294
Gross Profit	267,272	292,945

Operating Expenses:
Research and development	2,700	-
Depreciation and amortization	13,945	14,642
Selling, general and administrative	457,476	424,980
Total Operating Expenses	474,121	439,622
Operating loss	(206,849)	(146,677)

Other Income (Expense)
Interest expense: Related Party	(7,665)	(6,425)
Interest expense: Other	(16,118)	(11,967)
Loss on foreign currency exchange	(115)	(144)
Total Other Income (Expense)	(23,898)	(18,536)

Loss Before Credit for Income Taxes	(230,747)	(165,213)
Credit for income taxes	-	-
Net Loss from continuing operations	(230,747)	(165,213)
Loss from discontinued operations, net of tax	(12,172)	(9,735)
Net Loss	(242,919)	(174,948)

Preferred stock dividends	(162,185)	(162,185)
Net Loss Available to Common Stockholders	$(405,104)	$(337,133)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	7	2
Comprehensive Loss	$(242,912)	$(174,946)

Net Loss Per Share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)
Net loss available to common stockholders	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	27,831,540	25,294,437

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

									Additional
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI	Total

Balance at December 31, 2020	27,534,740	$2,753	1	$0	270,306	$27	(103,334)	$(1,033)	$28,826,378	$(30,937,110)	$127,669	$(1,981,316)
Issuance of stock for board and consulting fees	535,714	54							101,376			101,430
Issuance of stock related to deferred compensation of directors	466,794	47							(47)			-
Directors deferred compensation granted	-								21,000			21,000
Accumulated Comprehensive Loss											7	7
Net loss for period ended March 31, 2020										(405,104)		(405,104)
Balance at March 31, 2021	28,537,248	$2,854	1	$0	270,306	$27	(103,334)	$(1,033)	$28,948,707	$(31,342,214)	$127,676	$(2,263,983)

									Additional
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI	Total

Balance at December 31, 2019	25,391,884	$2,539	1	$0	270,306	$27	(103,334)	$(1,033)	$28,306,592	$(29,790,258)	$127,670	$(1,354,463)
Issuance of stock for board and consulting fees	535,714	54							112,446			112,500
Directors deferred compensation granted	-								21,000			21,000
Accumulated Comprehensive Loss											2	2
Net loss for period ended March 31, 2020										(337,133)		(337,133)
Balance at March 31, 2020	25,927,598	$2,593	1	$0	270,306	$27	(103,334)	$(1,033)	$28,440,038	$(30,127,391)	$127,672	$(1,558,094)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(242,919)	$(174,948)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	2,994	2,994
Depreciation of fixed assets	11,162	11,649
Inventory provision	3,090	3,139
Stock based compensation	122,430	133,500

Changes in assets and liabilities:
Accounts receivable	15,382	120,606
Inventory	(21,628)	5,573
Prepaid expenses	16,600	(11,134)
Accrued interest - Related Party	7,665	6,424
Accrued interest - Other	16,118	11,967
Accounts payable	36,038	(214)
Accrued liabilities - Other	4,391	(101,000)
Changes in discontinued operations, net	(5,483)	(43,163)
Cash used in operating activities	(34,160)	(34,607)
Cash flows from investing activities:
Purchase of fixed assets	(23,935)	(46,621)
Changes in investing activities of discontinued operations, net	-	850
Cash used in investing activities	(23,935)	(45,771)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	10,000	60,000
Proceeds from Paycheck Protection Program	58,600	-
Proceeds net of repayments Notes Payable - Other	(17,470)	18,853
Cash provided by financing activities	51,130	78,853
Effect of exchange rate changes on cash	7	985
Net decrease in cash	(6,958)	(540)
Cash at beginning of period	46,002	60,718
Cash at end of period	$39,044	$60,178

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$0	$0
Cash paid for income tax	$0	$0

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Vycor Medical, Inc. (the “Company” or “Vycor”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2020 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The unaudited consolidated financial statements as of and for the three months ended March 31, 2021 and 2020, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts on the unaudited consolidated financial statements have been reclassified to conform to the current period presentation.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $242,919 for the three months ended March 31, 2021 and has not generated sufficient positive cash flows from operations. As of March 31, 2021 the Company had a working capital deficiency of $706,850, excluding related party liabilities of $1,862,806. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $340,732, which has a maturity date of June 30, 2021, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond June 30, 2021 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2022 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Vycor Medical, Inc., and its wholly-owned subsidiaries, NovaVision, Inc. (a Delaware corporation), NovaVision GmbH (a German corporation) and Sight Science Limited (a UK corporation), both wholly owned subsidiaries of NovaVision, Inc. The Company is headquartered in Boca Raton, FL. All material inter-company account balances, transactions, and profits have been eliminated in consolidation. Following the decision in April 2020 to close the German office of NovaVision, the activities of NovaVision GmbH have been accounted for as discontinued operations.

Recent Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

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

Accounting for forgivable loan received under the Small Business Administration Paycheck Protection Program

During the year ended December 31, 2020 the Company received a loan of $58,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. Under the terms of the PPP, the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company’s use of the Loan qualifies and the Company has applied for forgiveness. During the three months ended March 31, 2021 the Company received an additional PPP loan of $58,600.

The Company accounts for the loans as a financial liability in accordance with FASB ASC 470 and accrues interest in accordance with the interest method under FASB ASC 835-30. For purposes of derecognition of the liability, FASB ASC 470-50-15-4 refers to guidance in FASB ASC 405-20. Based on this guidance, the proceeds of the loans will remain recorded as a liability until either (1) the loans are, in part or wholly, forgiven and the Company has been “legally released”, or (2) the Company pays off the loans. Once the loans are, in part or wholly, forgiven and legal release is received, the Company will reduce the liability by the amount forgiven and record a gain on the extinguishment.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	March 31, 2021	March 31, 2020
Stock options outstanding	660,000	680,000
Debentures convertible into common stock	3,051,106	2,822,535
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	1,142,442	1,275,906
Total	6,125,600	6,050,493

Covid-19

Vycor Medical experienced a reduction in demand during the twelve months ended December 31, 2020 in the US and Europe, particularly in the second quarter, with some recovery in the third and fourth quarters. This recovery continued during the three months ended March 31, 2021 such that sales for the Vycor Medical division increased slightly over the same period in 2020, when adjusted for the shipment of an advance order during the 2020 period to one international customer to ensure protection of its supply chain. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the twelve months ended December 31, 2020 and the three months ended March 31, 2021 and could continue to do so. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has and may continue to hinder the recovery of revenues. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and COVID-19 may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from supplier staff absences due to COVID-19 illness or isolation requirements, the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

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

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive loss are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	March 31,2020	December 31,2020
ASSETS
Current Assets
Cash	$3,257	$577
Total Current Assets	3,257	577

TOTAL ASSETS	$3257	$577

LIABILITIES
Current Liabilities
Accounts payable	$732	$422
Accrued liabilities - Other	-	3,168
Other current liabilities	70	15
Total Current Liabilities	$802	$3,605

Major line items constituting loss from discontinued operations

	For the three months ended March 31,
	2021	2020

Revenue	$-	$20,812
Cost of Goods Sold	-	1,601
Gross Profit	-	19,211

Operating Expenses:
Selling, general and administrative	11,569	28,902
Total Operating expenses	11,569	28,902
Operating Loss	(11,569)	(9,691)

Other Income (Expense)
Loss on foreign currency exchange	(603)	(44)
Total Other Income (Expense)	(603)	(44)

Loss Before Credit for Income Taxes	(12,172)	(9,735)
Credit for income taxes	-	-
Loss from discontinued operations, net of tax	$(12,172)	$(9,735)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	March 31, 2021	December 31, 2020

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2021 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and March 12, 2021 the Company issued eleven promissory notes to Fountainhead Capital Management Limited for $290,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Ten notes were extended on their due dates for another twelve months. The Notes will be due between July 2021 and May 2022 or on demand by the Payee.	290,873	280,873
Total Related Party Notes Payable	$320,873	$310,873

Other Notes Payable

Other Notes Payable consists of:

	March 31, 2021	December 31, 2020
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to June 30, 2021. See further note below.	$300,000	$300,000
On May 16, 2020, the Company was granted a loan from Citizens Bank N.A. in the amount of $58,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note issued by the Borrower, matures on May 16, 2022 and bears interest at a rate of 1% per annum. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company’s use of the Loan qualifies and the Company has applied for forgiveness.	58,600	58,600
On January 1, 2021, the Company was granted a second PPP loan from Citizens Bank N.A. in the amount of $58,600. The Loan, which was in the form of a Note issued by the Borrower, matures on January 1, 2026 and bears interest at a rate of 1% per annum. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company’s intends to use the Loan for qualifying expenses.	58,600	-
Insurance policy finance agreements.	8,517	25,987
Total Notes Payable:	$425,717	$384,587

Long-Term Notes Payable consists of:

	March 31, 2021	December 31, 2020
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing twelve (12) months from the date of the note and is secured by essentially all of the assets of the Company. The proceeds of the Loan will be used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$150,000	$150,000
Total Long-Term Notes Payable:	$150,000	$150,000

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,051,106 shares of Common Stock as of March 31, 2021. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheet at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Operating Lease ROU Assets	$113,232	$124,183
	$113,232	$124,183

Operating Lease Liabilities
Current portion	45,178	44,623
Long-term portion	$65,774	$77,008
	$110,952	$121,631

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

	Three Months Ended March 31,
	2021	2020
Revenue:
Vycor Medical	$262,714	$307,287
NovaVision	$33,035	$22,952
	$295,749	$330,239
Gross Profit
Vycor Medical	$235,932	$270,857
NovaVision	$31,340	$22,088
	$267,272	$292,945

	March 31,	December 31,
	2021	2020
Total Assets:
Vycor Medical	$938,507	$953,730
NovaVision	26,134	32,213
Discontinued operations	3,257	577
Total Assets	$967,898	$986,520

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,
	2021	2020
Revenue:
United States	$288,780	$327,815
Europe	$6,969	$2,424
	$295,749	$330,239
Gross Profit
United States	$260,371	$290,521
Europe	$6,901	$2,424
	$267,272	$292,945

	March 31,	December 31,
	2021	2020
Total Assets:
United States	$960,051	$980,239
Europe	4,590	5,704
Discontinued operations	3,257	577
Total Assets	$967,898	$986,520

7. EQUITY

Common Stock Grants

During January to March 2021 and 2020, the Company granted 99,999 shares of Common Stock (valued at $21,000) to non-employee Directors, respectively. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director, or following the termination of the Plan. The Plan was terminated on April 1, 2021 and the shares issued following the period end (see Note 13).

In January 2021 the Company issued 466,794 shares of common stock to Oscar Bronsther in respect of the shares granted under the Directors’ Deferred Compensation plan, following his resignation from the board of directors effective July 1, 2020.

During January to March 2021 and 2020, under the terms of the Consulting Agreement referred to in note 10, the Company issued 535,714 of Common Stock to Fountainhead valued at $101,430 and $112,500, respectively.

Stock Options

The details of the outstanding stock options are as follows:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2020	680,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled or expired	(20,000)	(0.48)
Outstanding at March 31, 2021	660,000	$0.27

As of March 31, 2021, the weighted-average remaining contractual life of outstanding options is 0.25 years.

8. STOCK-BASED COMPENSATION

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for stock granted to non-employees for each of the three months ended March 31, 2021 and 2020 was $122,430 and $133,500, respectively. The expense related to stock not issued during each of the periods ended March 31, 2021 and 2020 comprises $21,000, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan. As of March 31, 2021, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

9. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,000 per month, plus other charges of approximately $1,500 per month. The lease terminated September 30, 2020 and was extended for a further three years to August 31, 2023. The Company’s subsidiary in Germany occupied premises on a rolling 12 month lease agreement with a 3 month notice period of EUR1,650 per month (approximately $1,815), which was terminated effective June 30, 2020. Rent expense for the three months ended March 31, 2021 and 2020 for the continuing operations was $19,477 and $19,658 respectively. See Note 5.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the three months ended March 31, 2021 and the year ended December 31, 2020 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

10. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended March 31, 2021:

Consulting Agreement with Fountainhead

Effective January 1, 2021, the Company made a slight amendment to the Fountainhead Consulting Agreement (“the Amended Agreement”). Under the Amended Agreement, fees are payable to Fountainhead, with an option to receive $5,000 per month in cash, and the remainder payable in Company Common Stock (“Shares”) as follows: 1) 535,714 Shares on the last day of each quarter; to the extent there are cash retainer payments during the quarter, the Shares shall be reduced by a number calculated by dividing the cash amount by the average closing price of the Shares for the 30 trading days prior to issuance; or 2) if the average closing price of the Shares for the 30 trading days prior to issuance is above $0.21, a number of Shares calculated by dividing $112,500 by the average closing price of the Shares for the 30 trading days prior to issuance. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of its fees in cash subject to certain future liquidity events and Board approval. Under the terms of the Amended Agreement, Fountainhead continues to provide the executive management team of the Company, including the positions of CEO, President and CFO, whose employment agreements with the Company stipulate they receive no remuneration from the Company.

During the three months ended March 31, 2021 and March 31, 2020, under the terms of the Amended Agreement, Fountainhead received 535,714 shares of Company Common Stock, valued at $101,430 and $112,500, respectively.

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. Under the Agreement, Dr. Komotar will provide general scientific advisory consultancy services, and will also provide scientific advisory services based around certain specific pre-determined milestones. In consideration of the Consultant’s services, the Company agreed to deliver to the Consultant over the course of the three-year term, a total of 304,989 shares of Company Common Stock in respect of the general consultancy, and up to 1,219,957 shares of Company Common Stock in respect of the milestones, the actual number of shares to be delivered being determined by the achievement of the pre-determined milestones. On April 1, 2021 101,663 shares of Company Common Stock were issued under the terms of the Agreement (see Note 13).

11. RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead, which owned, at March 31, 2021, 60.2% of the Company’s Common Stock and 70% of the Company’s Preferred D Stock. Peter Zachariou owns 26% of the Company’s Preferred D Stock. Adrian Liddell, Chairman, is a consultant for Fountainhead.

During each of the three months ended March 31, 2021 and March 31, 2020, under the terms of the Consulting Agreement referred to in note 10, the Company issued 535,714 shares of Common Stock to Fountainhead valued at $101,430 and $112,500, respectively.

During each of the three months ended March 31, 2021 and 2020, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,019 was in respect of Fountainhead and $41,693 was in respect of Peter Zachariou.

During the three months ended March 31, 2021 and 2020 the Company issued unsecured loan notes to Fountainhead for a total of $10,000 and $60,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 4).

There were no other related party transactions during the three months ended March 31, 2021 and 2020.

12. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended March 31,
	2021	2020
Number of customers over 10%	0	1
Percentage of sales	0%	25%

Accounts Receivable Concentration

	At March 31,	At December 31,
	2021	2020

Number of customers over 10%	0	2
Percentage of accounts receivable	0%	10%

The Company has three sub-contract manufacturers from which it purchases, respectively, VBAS injection molded parts, completed and sterilized VBAS units, and VBAS extension arms. Purchases from these manufacturers vary from quarter to quarter, with no purchases in some quarters, however on an annual basis purchases from each manufacturer represent over 10% of total annual purchases.

13. SUBSEQUENT EVENTS

On April 1 the Company terminated its Directors’ Deferred Compensation Plan and issued all the granted shares in the Plan, comprising 575,649 shares to Steven Girgenti and 566,793 shares to Lowell Rush.

On April 1, 2021 101,663 shares of Company common stock were issued to Dr. Richard Komotar under the terms of an agreement described in Note 10.

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 66 issued or allowed patents and a further 8 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

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

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in a number of other international markets. Vycor Medical has 28 granted and 8 pending patents.

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

The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that will snap onto the VBAS and allow for a neuronavigation pointer to be fully integrated with the VBAS. This VBAS AC model range has received US FDA 510(k) clearance and EU clearance; it is envisaged that it will be available by the summer of 2021. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures.

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

COVID-19

Vycor Medical experienced a reduction in demand during the twelve months ended December 31, 2020 in the US and Europe, particularly in the second quarter, with some recovery in the third and fourth quarters. This recovery continued during the three months ended March 31, 2021 such that sales for the Vycor Medical division increased slightly over the same period in 2020, when adjusted for the shipment of an advance order during the 2020 period to one international customer to ensure protection of its supply chain. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the twelve months ended December 31, 2020 and the three months ended March 31, 2021 and could continue to do so. In addition, sales and marketing efforts by Vycor’s representatives have been disrupted or curtailed due to lockdown and social distancing, and this has and may continue to hinder the recovery of revenues. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Revenue and Gross Margin:

	Three months ended
	March 31,
	2021	2020	% Change
Revenue:
Vycor Medical	$262,714	$307,287	-15%
NovaVision	$33,035	$22,952	44%
	$295,749	$330,239	-10%
Gross Profit
Vycor Medical	$235,932	$270,857	-13%
NovaVision	$31,340	$22,088	42%
	$267,272	$292,945	-9%

Vycor Medical recorded revenue of $262,714 from the sale of its products for the three months ended March 31, 2021, a decrease of $44,573, or 15%, over the same period in 2020. During the 2020 period the Company shipped an advance order to one international customer that wished to ensure protection of its supply chain; adjusting for this shipment, Vycor Medical’s revenues actually increased by $15,547, or 6%. Sales of VBAS devices were significantly disrupted during the year ended December 31, 2020 in the US and internationally by COVID-19 particularly in the second quarter, with some recovery in the third and fourth quarters; this level of recovery continued during the three months ended March 31, 2021. Gross margin of 90% and 88% was recorded for the three months ended March 31, 2021 and 2020, respectively.

NovaVision recorded revenues of $33,035 for the three months ended March 31, 2021, an increase of $10,083 over the same period in 2020, of which $5,096 related to licensing fees from NovaVision’s German licensee. Gross margin was 95%, compared to 96% for the same period in 2020.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $32,496 to $457,476 for the three months ended March 31, 2021 from $424,980 for the same period in 2020. Included within Selling, General and Administrative Expenses are non-cash charges for stock based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended March 31, 2021 was $122,430, a $11,070 decrease from the charge in 2020 of $133,500. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $2,285 from $49,955 to $47,670 in 2021.

The remaining Selling, General and Administrative expenses increased by $45,851 from $241,525 to $287,376 in 2021. Patent costs increased by $20,947 due to Vycor division patent activity during the period, and software development and associated scientific advisory costs related to additional development in NovaVision increased by $13,528. Regulatory fees increased by $9,574 as a result of EU audit costs.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Legal, patent, audit/accounting	23,246	-
Scientific advisory	11,790
Regulatory	9,574	-
Board and financial	(1,538)	(11,070)
Payroll	(7,734)	-
Other (travel/insurance/premises)	10,513	-
Commissions	(2,285)	-
Total change	43,566	(11,070)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended March 31, 2021 was $7,665 compared to $6,425 for 2020. Other Interest expense for the three months ended March 31, 2021 was $16,118 compared to $11,967 for 2020.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations increased by $2,437 to $12,172 in 2021 from $9,735 in 2020; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020	$ Change
Cash	$39,044	$46,002	$(6,958)
Accounts receivable, inventory and other current assets	$407,407	$417,899	$(10,492)
Total current liabilities	$(3,016,107)	$(2,740,828)	$(275,279)
Working capital	$(2,569,656)	$(2,276,927)	$(292,729)
Cash provided by financing activities	$51,130	$286,552	$(235,422)

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the three months ended March 31, 2021 and 2020, with a commentary of changes during the periods and known or anticipated future changes:

	March 31, 2021	March 31, 2020	$ Change
Net loss	$(242,919)	$(174,948)	$(67,971)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$14,156	$14,643	$(487)
Stock based compensation	$122,430	$133,500	$(11,070)
Other	$3,090	$3,139	$(49)
	$139,676	$151,282	$(11,606)

Net loss adjusted for non-cash items	$(103,243)	$(23,666)	$(79,577)
Changes in working capital
Accounts receivable	$15,382	$120,606	$(105,224)
Accounts payable and accrued liabilities	$40,429	$(101,214)	$141,643
Inventory	$(21,628)	$5,573	$(27,201)
Prepaid expenses and net insurance financing repayments	$(870)	$7,719	$(8,589)
Accrued interest (not paid in cash)	$23,783	$18,391	$5,392
Changes in discontinued operations, net	$(5,483)	$(43,163)	$37,680
	$51,613	$7,912	$43,701

Cash used in operating activities, adjusted for net insurance repayments	$(51,630)	$(15,754)	$(35,876)

The adjustments to reconcile net loss to cash of $139,676 in the period have no impact on liquidity. The change in Net loss adjusted for non-cash items of ($79,577) was primarily due to the impact of COVID-19 on the Vycor division sales, which also accounts for the reduction in accounts receivable of $15,382. At December 31, 2019 there had been an increase in accounts payable and accrued liabilities mainly due to expenditure on regulatory for the transition to a new EU Notified Body, and regulatory and testing for the VBAS development occurring during the fourth quarter of 2019. The change in accounts payable and accrued liabilities of $141,643 between the 2021 and 2020 periods was mainly due to the settlement of these accounts during the three months ended March 31, 2020.

Additional inventory of $40,587 was purchased during the three months ended March 31, 2021 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $120,000 during the next twelve months for VBAS and VBAS AC. In January 2021 the Company received FDA 510(k) clearance for its new VBAS AC model range, and in April 2021 received EU clearance. The VBAS AC provides significantly greater integration with IGS by enabling an IGS pointer to be held securely within the device.

Investing Activities. Cash used in investing activities of continuing operations for the three months ended March 31, 2021 was $23,935, which primarily reflected expenditure on the VBAS AC. The Company anticipates additional expenditures for the VBAS AC to bring the model into service, of approximately $9,000.

Financing Activities. During the three months ended March 31, 2021 the Company received funds of $10,000 in respect of loans from Fountainhead. The Company also received a second loan of $58,600 during the period pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $242,919 for the three months ended March 31, 2021 and has not generated sufficient positive cash flows from operations. As of March 31, 2021 the Company had a working capital deficiency of $706,850, excluding related party liabilities of $1,862,806. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Strategy”, the Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses2. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under represented and continued new product development. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters to access new neurosurgeon users. The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users to identify both new potential users and also high quality distribution partners to bolster our existing network. The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that will snap onto the VBAS and allow for a neuronavigation pointer to be fully integrated with the VBAS. This VBAS AC model range has received USA FDA 510(k) clearance and EU clearance; it is envisaged that it will be available by the summer of 2021. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities in selected geographies that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. As a result, the Company has now closed the NovaVision German office and entered into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland, and is seeking similar partnerships in other territories with regional companies able to leverage NovaVision’s clinically supported vision therapies. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2022 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $340,732, which has a maturity date of June 30, 2021, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond June 30, 2021 will be available. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and our CFO have concluded that, while the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (March 31, 2021) to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, a material weakness occurred as of April 1, 2021 with the resignation of the independent members of the Company’s Audit Committee as of that date. Effective that date, our disclosure and controls were no longer effective to ensure that information required to be disclosed by the Company in the reports its files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and its CFO, as appropriate, to allow timely decisions regarding required disclosure.

The matter involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were a lack of a functioning audit committee with independent members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This weakness occurred as of April 1, 2021 due to the resignation of the independent members of the Audit Committee from the Board of Directors effective as of April 1, 2021.

Management believes that the material weakness set forth did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

(b) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Following the end of the period under review, effective April 1, 2021, the independent members of the Audit Committee resigned from the Board of Directors.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 14, 2021, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance Type	Security	Shares
FHC Management Fees	Common	535,714
Issuance of granted shares held in the Directors Deferred Compensation Plan:
Oscar Bronsther	Common	466,794
Steve Girgenti	Common	575,649
Lowell Rush	Common	566,793
Consulting agreement fees: Ricardo Komotar	Common	101,663

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2021

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	May 14, 2021

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	May 14, 2021

