Form 10-Q
period 2021-06-30
VYCOR MEDICAL INC
filed 2021-08-16
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There were 30,213,733 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 16, 2021.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$108,687	$46,002
Trade accounts receivable	205,087	159,238
Inventory	191,558	181,096
Prepaid expenses and other current assets	57,865	76,988
Current assets of discontinued operations	506	577
Total Current Assets	563,703	463,901
Fixed assets, net	387,062	381,087

Intangible and Other assets:
Patents, net of accumulated amortization	5,361	11,349
Security deposits	6,000	6,000
Operating lease - right of use assets	102,146	124,183
Total Intangible and Other assets	113,507	141,532
TOTAL ASSETS	$1,064,272	$986,520

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$217,950	$179,110
Accrued interest: Other	358,677	328,897
Accrued interest: Related party	90,268	74,603
Accrued liabilities - Other	128,342	117,050
Accrued liabilities - Related Party	1,459,665	1,297,480
Notes payable: Other	417,200	384,587
Notes payable: Related Party	320,873	310,873
Current operating lease liabilities	45,746	44,623
Current liabilities of discontinued operations	(76)	3,605
Total Current Liabilities	3,038,645	2,740,828

Loan Payable - SBA EIDL	$150,000	$150,000
Operating lease liability - Long term	54,395	77,008
Total Long-term Liabilities	204,395	227,008

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at June 30, 2021 and December 31, 2020 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at June 30, 2021 and December 31, 2020, 30,317,067 and 27,534,740 shares issued and 30,213,733 and 27,431,406 outstanding at June 30, 2021 and December 31, 2020 respectively	3,032	2,753
Additional Paid-in Capital	29,043,123	28,826,378
Treasury Stock (103,334 shares of Common Stock as at June 30, 2021 and December 31, 2020 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(31,351,588)	(30,937,110)
Accumulated Other Comprehensive Income	127,671	127,669
Total Stockholders’ Deficiency	(2,178,768)	(1,981,316)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,064,272	$986,520

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Revenue	$491,427	$244,266	$787,176	$574,505
Cost of Goods Sold	39,328	20,493	67,805	57,787
Gross Profit	452,099	223,773	719,371	516,718

Operating Expenses:
Research and development	3,929	-	6,629	-
Depreciation and amortization	17,602	14,643	31,547	29,285
Selling, general and administrative	407,079	408,488	864,555	833,492
Total Operating Expenses	428,610	423,131	902,731	862,777
Operating income (loss)	23,489	(199,358)	(183,360)	(346,059)

Other Income (Expense)
Interest expense: Related Party	(8,000)	(7,586)	(15,665)	(14,010)
Interest expense: Other	(13,662)	(11,967)	(29,780)	(23,934)
Loss on foreign currency exchange	(884)	(224)	(999)	(345)
Total Other Income (Expense)	(22,546)	(19,777)	(46,444)	(38,289)

Income (Loss) Before Credit for Income Taxes	943	(219,135)	(229,804)	(384,348)
Credit for income taxes	-	-	-	-
Net Income (Loss) from continuing operations	943	(219,135)	(229,804)	(384,348)
Loss from discontinued operations, net of tax	(10,317)	(29,752)	(22,489)	(39,487)
Net Loss	(9,374)	(248,887)	(252,293)	(423,835)

Preferred stock dividends	-	-	(162,185)	(162,185)
Net Loss Available to Common Stockholders	$(9,374)	$(248,887)	$(414,478)	$(586,020)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	(5)	-	2	2
Comprehensive Loss	$(9,379)	$(248,887)	$(252,291)	$(423,833)

Net Income (Loss) Per Share - basic and diluted
Income (Loss) from continuing operations	$0.00	$(0.01)	$(0.01)	$(0.02)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss available to common stockholders	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted	29,670,235	25,830,151	28,755,966	25,562,295

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at March 31, 2021	28,537,248	$2,854	1	$0	270,306	$27	(103,334)	$(1,033)	$28,948,707	$(31,342,214)	$127,676		$(2,263,983)
Issuance of stock for board and consulting fees	637,377	64							94,530			94,594
Directors deferred compensation granted
Issuance of stock related to deferred compensation of directors	1,142,442	114							(114)
Accumulated Comprehensive Loss											(5)		(5)
Net loss for period available to common stockholders										(9,374)			(9,374)
Balance at June 30, 2021	30,317,067	$3,032	1	$0	270,306	$27	(103,334)	$(1,033)	$29,043,123	$(31,351,588)	$127,671		$(2,178,768)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI	Total

Balance at December 31, 2020	27,534,740	$2,753	1	$0	270,306	$27	(103,334)	$(1,033)	$28,826,378	($30,937,110)	$127,669	$(1,981,316)
Issuance of stock for board and consulting fees	1,173,091	118							195,906			196,024
Issuance of stock related to deferred compensation of directors	1,609,236	161							(161)			-
Directors deferred compensation granted	-								21,000			21,000
Accumulated Comprehensive Loss											2	2
Net loss for period available to common stockholders										(414,478)		(414,478)
Balance at June 30, 2021	30,317,067	$3,032	1	$0	270,306	$27	(103,334)	$(1,033)	$29,043,123	$(31,351,588)	$127,671	$(2,178,768)

									Additional
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI	Total

Balance at March 31, 2020	25,927,598	$2,593	1	$0	270,306	$27	(103,334)	$(1,033)	$28,440,038	$(30,127,391)	$127,672	$(1,558,094)
Issuance of stock for board and consulting fees	535,714	53							112,446			112,499
Directors deferred compensation granted	-								21,000			21,000
Accumulated Comprehensive Loss											-	-
Net loss for period available to common stockholders										(248,887)		(248,887)
Balance at June 30, 2020	26,463,312	$2,646	1	$0	270,306	$27	(103,334)	$(1,033)	$28,573,484	$(30,376,278)	$127,672	$(1,673,482)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2019	25,391,884	$2,539	1	$0	270,306	$27	(103,334)	($1,033)	$28,306,592	$(29,790,258)	$127,670	$(1,354,463)
Issuance of stock for board and consulting fees	1,071,428	107							224,892			224,999
Directors deferred compensation granted	-								42,000			42,000
Issuance of shares pursuant to exercise of warrants												-
Accumulated Comprehensive Loss											2	2
Net loss for period available to common stockholders										(586,020)		(586,020)
Balance at June 30, 2020	26,463,312	$2,646	1	$0	270,306	$27	(103,334)	$(1,033)	$28,573,484	$(30,376,278)	$127,672	$(1,673,482)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(252,293)	$(423,835)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of intangible assets	5,988	5,988
Depreciation of fixed assets	26,267	24,381
Inventory provision	6,180	6,279
Stock based compensation	201,927	266,999

Changes in assets and liabilities:
Accounts receivable	(45,849)	177,587
Inventory	(16,642)	8,454
Prepaid expenses	34,766	17,359
Accrued interest - Related Party	15,665	14,011
Accrued interest - Other	29,780	23,934
Accounts payable	38,840	(74,838)
Accrued liabilities - Other	11,292	(125,921)
Changes in discontinued operations, net	(3,610)	473
Cash provided by (used in) operating activities	52,311	(79,129)
Cash flows from investing activities:
Purchase of fixed assets	(32,242)	(49,991)
Changes in investing activities of discontinued operations, net	-	(376)
Cash used in investing activities	(32,242)	(50,367)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	10,000	80,000
Proceeds from Paycheck Protection Program	58,600	58,600
Proceeds net of repayments Notes Payable - Other	(25,987)	1,172
Cash provided by financing activities	42,613	139,772
Effect of exchange rate changes on cash	3	1
Net increase in cash	62,685	10,277
Cash at beginning of period	46,002	60,717
Cash at end of period	$108,687	$70,994

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

The unaudited consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $252,293 for the six months ended June 30, 2021 and has not generated sufficient positive cash flows from operations. As of June 30, 2021 the Company had a working capital deficiency of $604,136, excluding related party liabilities of $1,870,806. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $352,699, which has a maturity date of October 15, 2021, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond October 15, 2021 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs and repayment obligations through August 31, 2022 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

Accounting for forgivable loan received under the Small Business Administration Paycheck Protection Program

During the year ended December 31, 2020 the Company received a loan of $58,600 (“First Draw Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. Under the terms of the PPP, the First Draw Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company’s use of the First Draw Loan qualifies and the Company has applied for forgiveness. During the six months ended June 30, 2021 the Company received an additional PPP loan of $58,600 (“Second Draw Loan”). The Company’s use of the Second Draw Loan also qualifies and the Company has applied for forgiveness.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	June 30, 2021	June 30, 2020
Stock options outstanding	-	680,000
Debentures convertible into common stock	3,108,092	2,879,521
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	-	1,375,905
Total	4,380,144	6,207,478

Covid-19

Vycor Medical experienced a significant reduction in demand during the twelve months ended December 31, 2020 in the US and Europe, particularly in the second quarter, with some recovery in the third and fourth quarters. This recovery continued during the three months ended March 31, 2021 and with a much stronger level of recovery during the three months ended June 30, 2021 such that sales for the Vycor Medical division increased by 38% over the same period in 2020. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the twelve months ended December 31, 2020 and although this has recovered during the six months ended June 30, 2021, COVID-19 remains clasified as a pandemic and this could impact future sales. In addition, sales and marketing efforts by Vycor’s representatives were disrupted or curtailed during periods of lockdown and social distancing, and this may continue to hinder the recovery of revenues, particularly in certain international territories where vaccination rates remain relatively low. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and COVID-19 may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Furthermore, our sub-contract manufacturers have experienced staffing shortages and this has elongated our production lead times. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from supplier staff absences due to COVID-19 illness or isolation requirements, the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely if required, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

3. DISCONTINUED OPERATIONS

In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model; in June 2020 Vycor announced that it would be entering into a license agreement and transition agreement (the “Agreements”) with HelferApp GmbH, a cognitive therapy specialist. Under the Agreements, HelferApp is licensed to provide NovaVision’s products and therapies in Germany, Austria and Switzerland to patients and professionals; and has assumed responsibility for the current patients of NovaVision in the territory. The NovaVision German office was closed effective June 30, 2020. The Company will continue to fund the remaining expenses of the German operations, which are non-material, until such a time as NovaVision GmbH is formally wound up.

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive loss are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$506	$577
Total Current Assets	506	577

TOTAL ASSETS	$506	$577

LIABILITIES
Current Liabilities
Accounts payable	$134	$422
Accrued liabilities - Other	-	3,168
Other current liabilities	(210)	15
Total Current Liabilities	$(76)	$3,605

Major line items constituting loss from discontinued operations

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue	$-	$17,864	$-	$38,676
Cost of Goods Sold	-	2,618	-	4,219
Gross Profit	-	15,246	-	34,457

Operating Expenses:
Selling, general and administrative	10,078	43,780	21,647	72,682
Total Operating Expenses	(10,078)	(43,780)	(21,647)	(72,682)
Operating Loss	(10,078)	(28,534)	(21,647)	(38,225)

Other Income (Expense)
Loss on foreign currency exchange	(239)	(1,218)	(842)	(1,262)
Total Other Income (Expense)	(239)	(1,218)	(842)	(1,262)

Loss Before Credit for Income Taxes	(10,317)	(29,752)	(22,489)	(39,487)
Credit for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(10,317)	$(29,752)	$(22,489)	$(39,487)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	June 30, 2021	December 31, 2020

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2022 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and March 12, 2021 the Company issued eleven promissory notes to Fountainhead Capital Management Limited for $290,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Ten notes were extended on their due dates for another twelve months. The Notes will be due between December 2021 and July 2022 or on demand by the Payee.	290,873	280,873
Total Related Party Notes Payable	$320,873	$310,873

Other Notes Payable

Other Notes Payable consists of:

	June 30, 2021	December 31, 2020
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to October 15, 2021. See further note below.	$300,000	$300,000

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

	58,600	58,600
On January 1, 2021, the Company was granted a second PPP loan from Citizens Bank N.A. in the amount of $58,600. The Loan, which was in the form of a Note issued by the Borrower, matures on January 1, 2026 and bears interest at a rate of 1% per annum. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company’s use of the Loan qualifies and the Company has applied for forgiveness.	58,600	-
Insurance policy finance agreements.	-	25,987
Total Notes Payable:	$417,200	$384,587

Long-Term Notes Payable consists of:

	June 30, 2021	December 31, 2020
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$150,000	$150,000
Total Long-Term Notes Payable:	$150,000	$150,000

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,108,092 shares of Common Stock as of June 30, 2021. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheet at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Operating Lease ROU Assets	$102,146	$124,183
	$102,146	$124,183

Operating Lease Liabilities
Current portion	45,746	44,623
Long-term portion	$54,395	$77,008
	$100,141	$121,631

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Vycor Medical	$462,318	$218,997	$725,032	$526,284
NovaVision	$29,109	$25,269	$62,144	$48,221
	$491,427	$244,266	$787,176	$574,505
Gross Profit
Vycor Medical	$424,261	$201,179	$660,194	$472,036
NovaVision	$27,838	$22,594	$59,177	$44,682
	$452,099	$223,773	$719,371	$516,718

	June 30,	December 31,
	2021	2020
Total Assets:
Vycor Medical	$1,036,954	$953,730
NovaVision	26,812	32,213
Discontinued operations	506	577
Total Assets	$1,064,272	$986,520

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
United States	$487,908	$241,325	$776,689	$569,140
Europe	$3,519	$2,941	$10,487	$5,365
	$491,427	$244,266	$787,176	$574,505
Gross Profit
United States	$448,611	$220,832	$708,982	$511,353
Europe	$3,488	$2,941	$10,389	$5,365
	$452,099	$223,773	$719,371	$516,718

	June 30,	December 31,
	2021	2020
Total Assets:
United States	$1,054,002	$980,239
Europe	9,764	5,704
Discontinued operations	506	577
Total Assets	$1,064,272	$986,520

7. EQUITY

Common Stock Grants

During January to June 2021 and 2020, the Company granted 99,999 shares of Common Stock (valued at $21,000) and 199,998 shares of Common Stock (valued at $42,000), respectively, to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director, or following the termination of the Plan. The Plan was terminated on April 1, 2021 and the Company issued 575,649 and 566,793 shares of common stock to Steve Girgenti and Lowell Rush in respect of their Deferred Compensation shares following their resignations from the board.

In January 2021 the Company issued 466,794 shares of common stock to Oscar Bronsther in respect of the shares granted under the Directors’ Deferred Compensation plan, following his resignation from the board of directors effective July 1, 2020.

On April 1, 2021 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement.

During January to June 2021 and 2020, under the terms of the Consulting Agreement referred to in note 10, the Company issued 1,071,428 of Common Stock to Fountainhead valued at $175,895 and $225,000, respectively.

Stock Options

The details of the outstanding stock options are as follows:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2020	680,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled or expired	(680,000)	-
Outstanding at June 30, 2021	-	$-

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for stock granted to non-employees for each of the six months ended June 30, 2021 and 2020 was $201,927 and $266,999, respectively. The expense related to stock not issued during each of the six months ended June 30, 2021 and 2020 comprises $0 and $42,000, respectively, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan. As of June 30, 2021, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

9. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,000 per month, plus other charges of approximately $1,500 per month. The lease terminated September 30, 2020 and was extended for a further three years to August 31, 2023. The Company’s subsidiary in Germany occupied premises on a rolling 12 month lease agreement with a 3 month notice period of EUR1,650 per month (approximately $1,815), which was terminated effective June 30, 2020. Rent expense for the six months ended June 30, 2021 and 2020 for the continuing operations was $38,954 and $39,349 respectively. See Note 5.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the six months ended June 30, 2021 and the year ended December 31, 2020 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

10. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended June 30, 2021:

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

During the six months ended June 30, 2021 and June 30, 2020, under the terms of the Amended Agreement, Fountainhead received 1,071,428 shares of Company Common Stock, valued at $175,895 and $225,000, respectively.

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. Under the Agreement, Dr. Komotar will provide general scientific advisory consultancy services, and will also provide scientific advisory services based around certain specific pre-determined milestones. In consideration of the Consultant’s services, the Company agreed to deliver to the Consultant over the course of the three-year term, a total of 304,989 shares of Company Common Stock in respect of the general consultancy, and up to 1,219,957 shares of Company Common Stock in respect of the milestones, the actual number of shares to be delivered being determined by the achievement of the pre-determined milestones. On April 1, 2021 101,663 shares of Company Common Stock were issued under the terms of the Agreement.

11. RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead, which owned, at June 30, 2021, 58.6% of the Company’s Common Stock and 70% of the Company’s Preferred D Stock. Peter Zachariou owns 26% of the Company’s Preferred D Stock. Adrian Liddell, Chairman, is a consultant for Fountainhead.

During each of the six months ended June 30, 2021 and June 30, 2020, under the terms of the Amended Agreement referred to in note 10, the Company issued 1,071,428 shares of Common Stock to Fountainhead valued at $175,895 and $225,000, respectively.

During each of the six months ended June 30, 2021 and 2020, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,019 was in respect of Fountainhead and $41,693 was in respect of Peter Zachariou.

During the six months ended June 30, 2021 and 2020 the Company issued unsecured loan notes to Fountainhead for a total of $10,000 and $80,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 4).

There were no other related party transactions during the six months ended June 30, 2021 and 2020.

12. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended June 30,
	2021	2020

Number of customers over 10%	-	-
Percentage of sales	0%	0%

	Six Months Ended June 30,
	2021	2020

Number of customers over 10%	-	1
Percentage of sales	0%	19%

Accounts Receivable Concentration

	At June 30,	At December 31,
	2021	2020

Number of customers over 10%	0	2
Percentage of accounts receivable	0%	10%

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 67 issued or allowed patents and a further 7 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

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

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in a number of other international markets. Vycor Medical has 29 granted and 7 pending patents.

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury, and has 38 granted patents.

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses1 and generated a cash operating profit1 during the six months ended June 30, 2021. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters to access new neurosurgeon users.

The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users in each territory to identify both new potential users and also high quality distribution partners to bolster our existing network.

The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that will snap onto the VBAS and allow for a neuronavigation pointer to be fully integrated into the body of the VBAS. This VBAS AC model range has received US FDA 510(k) clearance, EU clearance and is going through the regulatory process elsewhere internationally; it is envisaged that it will be available during the 4th quarter of 2021. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with neurosurgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures.

For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities in selected geographies that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. As a result, the Company closed the NovaVision German office and entered into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland, and is seeking similar partnerships in other territories with regional companies able to leverage NovaVision’s clinically supported vision therapies. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

1 Operating Income or Loss before Depreciation, Amortization and non-cash Stock Compensation

COVID-19

Vycor Medical experienced a significant reduction in demand during the twelve months ended December 31, 2020 in the US and Europe, particularly in the second quarter, with some recovery in the third and fourth quarters. This recovery continued during the three months ended March 31, 2021 and with a much stronger level of recovery during the three months ended June 30, 2021 such that sales for the Vycor Medical division increased by 38% over the same period in 2020. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the twelve months ended December 31, 2020 and although this has recovered during the six months ended June 30, 2021, COVID-19 remains classified as a pandemic and this could impact future sales. In addition, sales and marketing efforts by Vycor’s representatives were disrupted or curtailed during periods of lockdown and social distancing, and this may continue to hinder the recovery of revenues, particularly in certain international territories where vaccination rates remain relatively low. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and COVID-19 may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Furthermore, our sub-contract manufacturers have experienced staffing shortages and this has elongated our production lead times. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from supplier staff absences due to COVID-19 illness or isolation requirements, the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely if required, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Revenue and Gross Margin:

	Three months ended
	June 30,
	2021	2020	% Change
Revenue:
Vycor Medical	$462,318	$218,997	111%
NovaVision	$29,109	$25,269	15%
	$491,427	$244,266	101%
Gross Profit
Vycor Medical	$424,261	$201,179	111%
NovaVision	$27,838	$22,594	23%
	$452,099	$223,773	102%

Vycor Medical recorded revenue of $462,318 from the sale of its products for the three months ended June 30, 2021, an increase of $243,321, or 111%, over the same period in 2020. This reflected a strong recovery in the US and certain international markets as well as results from Vycor’s strategy to increase penetration desribed under “Strategy” above. Gross margin of 92% was recorded for the three months ended June 30, 2021 and 2020, respectively.

NovaVision recorded revenues of $29,109 for the three months ended June 30, 2021, an increase of $3,840 over the same period in 2020, of which $2,282 related to licensing fees from NovaVision’s German licensee. Gross margin was 96%, compared to 89% for the same period in 2020.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $1,309 to $407,179 for the three months ended June 30, 2021 from $408,488 for the same period in 2020. Included within Selling, General and Administrative Expenses are non-cash charges for stock based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2021 was $79,497, a $54,003 decrease from the charge in 2020 of $133,500. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $57,054 from $46,602 to $103,656 in 2021.

The remaining Selling, General and Administrative expenses decreased by $4,360 from $228,386 to $224,026 in 2021. Patent costs increased by $25,695 due to Vycor division patent activity during the period and software development and associated scientific and clinical costs related to additional development in NovaVision increased by $10,274; regulatory costs decreased by $20,164 due to the costs of international regulatory costs during the 2020 period.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	57,054	-
Legal, patent, audit/accounting	15,558	-
Scientific, clinical and software development	6,524
Board and financial	-	(54,003)
Other (travel/insurance/premises)	(39)	-
Payroll	(6,239)	-
Regulatory	(20,164)	-
Total change	52,694	(54,003)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended June 30, 2021 and 2020 was $8,000 and $7,586, respectively. Other Interest expense for the three months ended June 30, 2021 and 2020 was $13,662 and $11,967, respectively.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $19,435 to $10,317 in 2021 from $29,752 in 2020; the Company has some ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Revenue and Gross Margin:

	Six months ended
	June 30,
	2021	2020	% Change
Revenue:
Vycor Medical	$725,032	$526,284	38%
NovaVision	$62,144	$48,221	29%
	$787,176	$574,505	37%
Gross Profit
Vycor Medical	$660,194	$472,036	40%
NovaVision	$59,177	$44,682	32%
	$719,371	$516,718	39%

Vycor Medical recorded revenue of $725,032 from the sale of its products for the six months ended June 30, 2021, an increase of $198,748 This reflected a strong recovery in the US and certain international markets as well as results from Vycor’s strategy to increase penetration desribed under “Strategy” above during the second quarter. Gross margin of 91% and 90% was recorded for the six months ended June 30, 2021 and for the same period in 2020.

NovaVision recorded revenues of $62,144 for the six months ended June 30, 2021, an increase of $13,923 over the same period in 2021, of which $7,378 related to licensing fees from NovaVision’s German licensee, and gross margin of 95%, compared to 93% for the same period in 2020.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $31,063 to $864,555 for the six months ended June 30, 2021 from $833,492 for the same period in 2020. Included within Selling, General and Administrative Expenses are non-cash charges for share based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2021 was $201,927, a decrease of $65,072 over $266,999 in 2020. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $54,769 from $96,557 to $151,326, as a result of higher revenues in the US market.

The remaining Selling, General and Administrative expenses increased by $41,366 from $469,936 to $511,302. Patent costs increased by $46,642 due to Vycor division patent activity during the period and software development and associated scientific and clinical costs related to additional development in NovaVision increased by $22,063; regulatory costs decreased by $10,590 due to the costs of international regulatory costs during the 2020 period.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	54,769	-
Legal, patent, audit/accounting	38,805	-
Scientific, clinical and software development	27,275
Other (travel/insurance/premises)	(149)	-
Regulatory	(10,590)	-
Board and financial	-	(65,072)
Payroll	(13,975)	-
Total change	96,135	(65,072)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the six months ended June 30, 2021 was $15,665 compared to $14,010 for 2020. Other Interest expense for the six months ended June 30, 2021 was $29,780 compared to $23,934 for 2020.

Liquidity

The following table shows cash flow and liquidity data for the periods ended June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020	$ Change
Cash	$108,687	$46,002	$62,685
Accounts receivable, inventory and other current assets	$455,016	$417,899	$37,117
Total current liabilities	$(3,038,645)	$(2,740,828)	$(297,817)
Working capital	$(2,474,942)	$(2,276,927)	$(198,015)
Cash provided by financing activities	$42,613	$286,552	$(243,939)

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by (used in) operating activities.

The following table shows the principle components of cash provided by (used in) operating activities during the six months ended June 30, 2021 and 2020, with a commentary of changes during the periods and known or anticipated future changes:

	June 30, 2021	June 30, 2020	$ Change
Net loss	$(252,293)	$(423,835)	$171,542

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$32,255	$30,369	$1,886
Stock based compensation	$201,927	$266,999	$(65,072)
Other	$6,180	$6,279	$(99)
	$240,362	$303,647	$(63,285)

Net loss adjusted for non-cash items	$(11,931)	$(120,188)	$108,257
Changes in working capital
Accounts receivable	$(45,849)	$177,587	$(223,436)
Accounts payable and accrued liabilities	$50,132	$(200,759)	$250,891
Inventory	$(16,642)	$8,454	$(25,096)
Prepaid expenses and net insurance financing repayments	$8,779	$18,531	$(9,752)
Accrued interest (not paid in cash)	$45,445	$37,945	$7,500
Changes in discontinued operations, net	$(3,610)	$473	$(4,083)
	$38,255	$42,231	$(3,976)

Cash used in operating activities, adjusted for net insurance repayments	$26,324	$(77,957)	$104,281

The adjustments to reconcile net loss to cash of $240,362 in the period have no impact on liquidity. The positive change in Net loss adjusted for non-cash items of $108,257 was primarily due to the increase in sales as a result of recovery from the impact of COVID-19 on the Vycor division and results from the Company’s strategic initiatives, which also accounts for the increase in accounts receivable of $45,849. At December 31, 2019 there had been an increase in accounts payable and accrued liabilities mainly due to expenditure on regulatory for the transition to a new EU Notified Body, and regulatory and testing for the VBAS development occurring during the fourth quarter of 2019. The change in accounts payable and accrued liabilities of $250,891 between the 2021 and 2020 periods was mainly due to the settlement of these accounts during the six months ended June 30, 2020.

Additional inventory of $69,246 was purchased during the six months ended June 30, 2021 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $80,000 during the next twelve months for VBAS and VBAS AC. In January 2021 the Company received FDA 510(k) clearance for its new VBAS AC model range, and in April 2021 received EU clearance. The VBAS AC provides significantly greater integration with IGS by enabling an IGS pointer to be held securely within the device.

Investing Activities. Cash used in investing activities of continuing operations for the six months ended June 30, 2021 was $32,242, which primarily reflected expenditure on the completion of VBAS AC.

Financing Activities. During the six months ended June 30, 2021 the Company received funds of $10,000 in respect of loans from Fountainhead. The Company also received a second loan of $58,600 during the period pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $414,478 for the six months ended June 30, 2021 and has not generated sufficient positive cash flows from operations. As of June 30, 2021 the Company had a working capital deficiency of $604,136, excluding related party liabilities of $1,870,806. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Strategy”, The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses2 and generated a cash operating profit2 during the six months ended June 30, 2021. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters in each territory to access new neurosurgeon users. The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users to identify both new potential users and also high quality distribution partners to bolster our existing network. The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that will snap onto the VBAS and allow for a neuronavigation pointer to be fully integrated into the body of the VBAS. This VBAS AC model range has received US FDA 510(k) clearance, EU clearance and is going through the regulatory process elsewhere internationally; it is envisaged that it will be available during the 4th quarter of 2021. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with neurosurgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities in selected geographies that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. As a result, the Company closed the NovaVision German office and entered into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland, and is seeking similar partnerships in other territories with regional companies able to leverage NovaVision’s clinically supported vision therapies. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

2 Operating Income or Loss before Depreciation, Amortization and non-cash Stock Compensation

However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2022 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $352,699, which has a maturity date of October 15, 2021, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond October 15, 2021 will be available. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

The Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and our CFO have concluded that a material weakness occurred as of April 1, 2021 with the resignation of the independent members of the Company’s Audit Committee as of that date. Effective that date, our disclosure and controls were no longer effective to ensure that information required to be disclosed by the Company in the reports its files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and its CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls

Effective April 1, 2021, the independent members of the Audit Committee resigned from the Board of Directors. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 16, 2021, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2021

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	August 16, 2021

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	August 16, 2021

