Form 10-Q
period 2021-09-30
VYCOR MEDICAL INC
filed 2021-11-12
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2021

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

There were 30,749,447 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 12, 2021.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$78,573	$46,002
Trade accounts receivable	176,884	159,238
Inventory	221,664	181,096
Prepaid expenses and other current assets	84,759	76,988
Current assets of discontinued operations	339	577
Total Current Assets	562,219	463,901
Fixed assets, net	378,112	381,087

Intangible and Other assets:
Patents, net of accumulated amortization	2,366	11,349
Security deposits	6,000	6,000
Operating lease - right of use assets	90,924	124,183
Total Intangible and Other assets	99,290	141,532
TOTAL ASSETS	$1,039,621	$986,520

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$188,578	$179,110
Accrued interest: Other	369,168	328,897
Accrued interest: Related party	98,356	74,603
Accrued liabilities – Other	123,658	117,050
Accrued liabilities - Related Party	1,621,850	1,297,480
Notes payable: Other	338,727	384,587
Notes payable: Related Party	320,873	310,873
Current operating lease liabilities	46,324	44,623
Current liabilities of discontinued operations	(424)	3,605
Total Current Liabilities	3,107,110	2,740,828

Loan Payable - SBA EIDL	$150,000	$150,000
Operating lease liability - Long term	42,625	77,008
Total Long-term Liabilities	192,625	227,008

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at September 30, 2021 and December 31, 2020 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at September 30, 2021 and December 31, 2020, 30,852,781 and 27,534,740 shares issued and 30,749,447 and 27,431,406 outstanding at September 30, 2021 and December 31, 2020 respectively	3,085	2,753
Additional Paid-in Capital	29,120,212	28,826,378
Treasury Stock (103,334 shares of Common Stock as at September 30, 2021 and December 31, 2020 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(31,510,080)	(30,937,110)
Accumulated Other Comprehensive Income	127,675	127,669
Total Stockholders’ Deficiency	(2,260,114)	(1,981,316)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,039,621	$986,520

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenue	$332,087	$275,925	$1,119,263	$850,430
Cost of Goods Sold	35,145	40,551	102,950	98,338
Gross Profit	296,942	235,374	1,016,313	752,092

Operating Expenses:
Research and development	1,825	-	8,454	-
Depreciation and amortization	17,728	14,495	49,275	43,780
Selling, general and administrative	365,785	427,250	1,230,340	1,260,742
Total Operating Expenses	385,338	441,745	1,288,069	1,304,522
Operating loss	(88,396)	(206,371)	(271,756)	(552,430)

Other income (Expense)
Interest expense: Related Party	(8,088)	(7,836)	(23,753)	(21,846)
Interest expense: Other	(12,685)	(12,099)	(42,465)	(36,033)
Loss on foreign currency exchange	(372)	(484)	(1,371)	(829)
Gain on other income	-	6,000	-	6,000
Forgiveness of debt: Paycheck Protection Program	117,200	-	117,200	-
Total Other Income (Expense)	96,055	(14,419)	49,611	(52,708)

Income (Loss) Before Credit for Income Taxes	7,659	(220,790)	(222,145)	(605,138)
Credit for income taxes	-	-	-	-
Net Income (Loss) from continuing operations	7,659	(220,790)	(222,145)	(605,138)
Income (Loss) from discontinued operations, net of tax	(3,966)	22,503	(26,455)	(16,984)
Net Income (Loss)	3,693	(198,287)	(248,600)	(622,122)

Preferred stock dividends	(162,185)	(162,185)	(324,370)	(324,370)
Net Loss Available to Common Stockholders	$(158,492)	$(360,472)	$(572,970)	$(946,492)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	4	3	6	5
Comprehensive Income (Loss)	$3,697	$(198,284)	$(248,594)	$(622,117)

Net Income (Loss) Per Share - basic and diluted
Income (Loss) from continuing operations	$0.00	$(0.01)	$(0.01)	$(0.02)
Income (Loss) from discontinued operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Net loss available to common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted Average Number of Shares Outstanding – Basic and Diluted	30,219,556	26,365,801	29,249,192	25,832,084

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 2021	30,317,067	$3,032	1	$0	270,306	$27	(103,334)	$(1,033)	$29,043,123	$(31,351,588)	$127,671	$(2,178,768)
Issuance of stock for board and consulting fees	535,714	53							77,089			77,142
Accumulated Comprehensive Income											4	4
Net loss for period available to common stockholders										(158,492)		(158,492)
Balance at September 30, 2021	30,852,781	$3,085	1	$0	270,306	$27	(103,334)	$(1,033)	$29,120,212	$(31,510,080)	$127,675	$(2,260,114)

									Additional
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI	Total

Balance at December 31, 2020	27,534,740	$2,753	1	$0	270,306	$27	(103,334)	$(1,033)	$28,826,378	$(30,937,110)	$127,669	$(1,981,316)
Issuance of stock for board and consulting fees	1,708,805	171							272,995			273,166
Issuance of stock related to deferred compensation of directors	1,609,236	161							(161)			-
Directors deferred compensation granted	-								21,000			21,000
Accumulated Comprehensive Income											6	6
Net loss for period available to common stockholders										(572,970)		(572,970)
Balance at September 30, 2021	30,852,781	$3,085	1	$0	270,306	$27	(103,334)	$(1,033)	$29,120,212	$(31,510,080)	$127,675	$(2,260,114)

									Additional
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI	Total

Balance at June 30, 2020	26,463,312	$2,646	1	$0	270,306	$27	(103,334)	$(1,033)	$28,573,484	$(30,376,278)	$127,672	$(1,673,482)
Issuance of stock for board and consulting fees	535,714	54							112,447			112,501
Directors deferred compensation granted	-								14,000			14,000
Accumulated Comprehensive Income											3	3
Net loss for period available to common stockholders										(360,472)		(360,472)
Balance at September 30, 2020	26,999,026	$2,700	1	$0	270,306	$27	(103,334)	$(1,033)	$28,699,931	$(30,736,750)	$127,675	$(1,907,450)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2019	25,391,884	$2,539	1	$0	270,306	$27	(103,334)	$(1,033)	$28,306,592	$(29,790,258)	$127,670	$(1,354,463)
Issuance of stock for board and consulting fees	1,607,142	161							337,339			337,500
Directors deferred compensation granted	-								56,000			56,000
Accumulated Comprehensive Income											5	5
Net loss for period available to common stockholders										(946,492)		(946,492)
Balance at September 30, 2020	26,999,026	$2,700	1	$0	270,306	$27	(103,334)	$(1,033)	$28,699,931	$(30,736,750)	$127,675	$(1,907,450)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statementof Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(248,600)	$(622,122)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of intangible assets	8,983	8,983
Depreciation of fixed assets	41,665	35,939
Inventory provision	9,270	9,418
Stock based compensation	284,102	393,500
Forgiveness of debt Paycheck Protection Program	(117,200)	-
Changes in assets and liabilities:
Accounts receivable	(17,646)	137,154
Inventory	(49,838)	19,221
Prepaid expenses	2,871	2,661
Accrued interest - Related Party	23,753	21,846
Accrued interest - Other	40,271	36,033
Accounts payable	9,468	(114,295)
Accrued liabilities - Other	6,608	(116,982)
Changes in discontinued operations, net	(3,791)	(54,218)
Cash provided by (used in) operating activities	(10,084)	(242,862)
Cash flows from investing activities:
Purchase of fixed assets	(38,690)	(60,132)
Changes in investing activities of discontinued operations, net	-	9,574
Cash used in investing activities	(38,690)	(50,558)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	10,000	80,000
Proceeds from Paycheck Protection Program	58,600	208,600
Proceeds net of repayments Notes Payable - Other	12,740	19,034
Cash provided by (used in) financing activities	81,340	307,634
Effect of exchange rate changes on cash	5	4
Net decrease in cash	32,571	14,218
Cash at beginning of period	46,002	60,717
Cash at end of period	$78,573	$74,935

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$2,193	$0
Cash paid for income tax	$0	$0

See accompanying notes to consolidated financial statements`

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $248,600 for the nine months ended September 30, 2021 and has not generated sufficient positive cash flows from operations. As of September 30, 2021 the Company had a working capital deficiency of $503,812, excluding related party liabilities of $2,041,079. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $364,798, which has a maturity date of March 31, 2022, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2022 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs and repayment obligations through November 30, 2022 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead Capital Management Limited (“Fountainhead”), the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

Accounting for forgivable loan received under the Small Business Administration Paycheck Protection Program

During the year ended December 31, 2020 the Company received a loan of $58,600 (“First Draw Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. During the nine months ended September 30, 2021 the Company received an additional PPP loan of $58,600 (“Second Draw Loan”). Under the terms of the PPP, both the First Draw Loan and Second Draw Loan were forgiven during the period as they were used for qualifying expenses as described in the CARES Act.

The Company accounted for the loans as a financial liability in accordance with FASB ASC 470 and accrued interest in accordance with the interest method under FASB ASC 835-30. For purposes of derecognition of the liability, FASB ASC 470-50-15-4 refers to guidance in FASB ASC 405-20. Based on this guidance, the proceeds of the loans were recorded as a liability until either (1) the loans are, in part or wholly, forgiven and the Company has been “legally released”, or (2) the Company pays off the loans. The Company has accordingly reduced the liability by the amount forgiven and recorded a gain on the extinguishment.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	September 30, 2021	September 30, 2020
Stock options outstanding	-	680,000
Debentures convertible into common stock	3,165,705	2,937,133
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	-	1,442,571
Total	4,437,757	6,331,756

Covid-19

Vycor Medical experienced a significant reduction in demand during the twelve months ended December 31, 2020 in the US and Europe, particularly in the second quarter, with some recovery in the third and fourth quarters. This recovery continued at a stronger level during the nine months ended September 30, 2021 such that sales for the Vycor Medical division increased by 32% over the same period in 2020. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the twelve months ended December 31, 2020 and although this has recovered during the nine months ended September 30, 2021, COVID-19 remains classified as a pandemic and this could impact future sales. In addition, sales and marketing efforts by Vycor’s representatives were disrupted or curtailed during periods of lockdown and social distancing, and this may continue to hinder the recovery of revenues, particularly in certain international territories where vaccination rates remain relatively low. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and COVID-19 may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Furthermore, our sub-contract manufacturers have experienced, and continue to experience, staffing shortages and this has elongated our production lead times. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from supplier staff absences due to COVID-19 illness or isolation requirements, the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely if required, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

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

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive loss are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$339	$577
Total Current Assets	339	577

TOTAL ASSETS	$339	$577

LIABILITIES
Current Liabilities
Accounts payable	$4	$422
Accrued liabilities – Other	-	3,168
Other current liabilities	(428)	15
Total Current Liabilities	$(424)	$3,605

Major line items constituting loss from discontinued operations

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue	$-	$2,851	$-	$41,527
Cost of Goods Sold	-	616	-	4,835
Gross Profit	-	2,235	-	36,692
Operating Expenses:
Selling, general and administrative	3,921	15,304	25,567	87,986
Total Operating Expenses	3,921	15,304	25,567	87,986
Operating Loss	(3,921)	(13,069)	(25,567)	(51,294)

Other Income (Expense)
Loss on foreign currency exchange	(45)	(879)	(888)	(2,141)
Other income (loss)	-	36,451	-	36,451
Total Other Income (Expense)	(45)	35,572	(888)	(34,310)

Income (Loss) Before Credit for Income Taxes	(3,966)	22,503	(26,455)	(16,984)
Credit for income taxes	-	-	-	-
Income (Loss) from discontinued operations, net of tax	$(3,966)	$22,503	$(26,455)	$(16,984)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	September 30, 2021	December 31, 2020

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2022 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and March 12, 2021 the Company issued eleven promissory notes to Fountainhead Capital Management Limited for $290,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Ten notes were extended on their due dates for another twelve months. The Notes will be due between December 2021 and July 2022 or on demand by the Payee.	290,873	280,873
Total Related Party Notes Payable	$320,873	$310,873

Other Notes Payable

Other Notes Payable consists of:

	September 30, 2021	December 31, 2020
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to March 31, 2022. See further note below.	$300,000	$300,000
On May 16, 2020, the Company was granted a loan from Citizens Bank N.A. in the amount of $58,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note issued by the Borrower, matures on May 16, 2022 and bears interest at a rate of 1% per annum. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, the Loan has been forgiven as it was used for qualifying expenses as described in the CARES Act.	-	58,600
On January 1, 2021, the Company was granted a second PPP loan from Citizens Bank N.A. in the amount of $58,600. The Loan, which was in the form of a Note issued by the Borrower, matures on January 1, 2026 and bears interest at a rate of 1% per annum. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, the Loan has been forgiven as it was used for qualifying expenses as described in the CARES Act.	-	-
Insurance policy finance agreements.	38,727	25,987
Total Notes Payable:	$338,727	$384,587

Long-Term Notes Payable consists of:

	September 30, 2021	December 31, 2020
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$150,000	$150,000
Total Long-Term Notes Payable:	$150,000	$150,000

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,165,705 shares of Common Stock as of September 30, 2021. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead has the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheet at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Operating Lease ROU Assets	$90,924	$124,183
	$90,924	$124,183

Operating Lease Liabilities
Current portion	$46,324	$44,623
Long-term portion	42,625	77,008
	$88,949	$121,631

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Vycor Medical	$301,540	$250,648	$1,026,572	$776,932
NovaVision	$30,547	$25,277	$92,691	$73,498
	$332,087	$275,925	$1,119,263	$850,430
Gross Profit
Vycor Medical	$269,986	$211,089	$930,180	$683,125
NovaVision	$26,956	$24,285	$86,133	$68,967
	$296,942	$235,374	$1,016,313	$752,092

	September 30,	December 31,
	2021	2020
Total Assets:
Vycor Medical	$1,009,665	$953,730
NovaVision	29,617	32,213
Discontinued operations	339	577
Total Assets	$1,039,621	$986,520

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
United States	$328,250	$270,851	$1,104,939	$839,992
Europe	$3,837	$5,074	$14,324	$10,438
	$332,087	$275,925	$1,119,263	$850,430
Gross Profit
United States	$293,187	$230,321	$1,002,169	$741,675
Europe	$3,755	$5,053	$14,144	$10,417
	$296,942	$235,374	$1,016,313	$752,092

	September 30,	December 31,
	2021	2020
Total Assets:
United States	$1,033,820	$980,239
Europe	5,462	5,704
Discontinued operations	339	577
Total Assets	$1,039,621	$986,520

7. EQUITY

Common Stock Grants

During January to September 2021 and 2020, the Company granted 99,999 shares of Common Stock (valued at $21,000) and 266,664 shares of Common Stock (valued at $56,000), respectively, to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director, or following the termination of the Plan. The Plan was terminated on April 1, 2021 and the Company issued 575,649 and 566,793 shares of common stock to Steve Girgenti and Lowell Rush in respect of their Deferred Compensation shares following their resignations from the board.

In January 2021 the Company issued 466,794 shares of common stock to Oscar Bronsther in respect of the shares granted under the Directors’ Deferred Compensation plan, following his resignation from the board of directors effective July 1, 2020.

On April 1, 2021 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement (see Note 10).

During January to September 2021 and 2020, under the terms of the Consulting Agreement referred to in note 10, the Company issued 1,607,142 of Common Stock to Fountainhead valued at $253,037 and $337,500, respectively.

Stock Options

The details of the outstanding stock options are as follows:

		Weighted average
	Number of shares	exercise price per share
Outstanding at December 31, 2020	680,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled or expired	(680,000)	(0.28)
Outstanding at September 30, 2021	-	$-

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for stock granted to non-employees for each of the nine months ended September 30, 2021 and 2020 was $284,102 and $393,500 respectively. The expense related to stock not issued during each of the nine months ended September 30, 2021 and 2020 comprises $0 and $56,000, respectively, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan. As of September 30, 2021, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

9. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,000 per month, plus other charges of approximately $2,500 per month. The lease terminated September 30, 2020 and was extended for a further three years to August 31, 2023. The Company’s subsidiary in Germany occupied premises on a rolling 12 month lease agreement with a 3 month notice period of EUR1,650 per month (approximately $1,815), which was terminated effective June 30, 2020. Rent expense for the nine months ended September 30, 2021 and 2020 for the continuing operations was $58,691 and $59,008 respectively. See Note 5.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the nine months ended September 30, 2021 and the year ended December 31, 2020 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

10. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended September 30, 2021:

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

During the nine months ended September 30, 2021 and September 30, 2020, under the terms of the Amended Agreement, Fountainhead received 1,607,142 shares of Company Common Stock, valued at $253,037 and 1,607,142 shares of common stock valued at $337,500, respectively.

Other Agreements

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. Under the Agreement, Dr. Komotar will provide general scientific advisory consultancy services, and will also provide scientific advisory services based around certain specific pre-determined milestones. In consideration of the Consultant’s services, the Company agreed to deliver to the Consultant over the course of the three-year term, a total of 304,989 shares of Company Common Stock in respect of the general consultancy, and up to 1,219,957 shares of Company Common Stock in respect of the milestones, the actual number of shares to be delivered being determined by the achievement of the pre-determined milestones. On April 1, 2021 101,663 shares of Company Common Stock (valued at market price totaling $20,129) were issued under the terms of the Agreement, which is being amortized over twelve months.

11. RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead, which owned, at September 30, 2021, 59.2% of the Company’s Common Stock and 70% of the Company’s Preferred D Stock. Peter Zachariou owns 0.2% of the Company’s Common Stock and 26% of the Company’s Preferred D Stock. Adrian Liddell, Chairman, is a consultant for Fountainhead.

During each of the nine months ended September 30, 2021 and September 30, 2020, under the terms of the Consulting Agreement referred to in note 10, the Company issued 1,607,142 shares of Common Stock to Fountainhead valued at $253,037 and $337,500, respectively.

During each of the nine months ended September 30, 2021 and 2020, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was in respect of Fountainhead and $83,386 was in respect of Peter Zachariou.

During the nine months ended September 30, 2021 and 2020 the Company issued unsecured loan notes to Fountainhead for a total of $10,000 and $80,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 4).

There were no other related party transactions during the nine months ended September 30, 2021 and 2020.

12. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended September 30,
	2021	2020

Number of customers over 10%	-	-
Percentage of sales	0%	0%

	Nine Months Ended September 30,
	2021	2020

Number of customers over 10%	-	1
Percentage of sales	0%	14%

Accounts Receivable Concentration

	At September 30,	At December 31,
	2021	2020

Number of customers over 10%	0	2
Percentage of accounts receivable	0%	10%

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. Both technologies have strong sales growth potential, address large potential markets and have the requisite regulatory approvals. The Company has 67 issued or allowed patents and a further 10 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

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

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system that was fully commercialized in early 2010 and is the first significant technological change to brain tissue retraction in over 50 years in contrast to significant development in most other neuro-surgical technologies. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in a number of other international markets. Vycor Medical has 29 granted and 10 pending patents.

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury, and has 38 granted patents.

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses1 and generated a cash operating profit1 during the three and nine months ended September 30, 2021. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters to access new neurosurgeon users.

The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users in each territory to identify both new potential users and also high quality distribution partners to bolster our existing network.

The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that will snap onto the VBAS and allow for a neuronavigation pointer to be fully integrated into the body of the VBAS. This VBAS AC model range has received US FDA 510(k) clearance, EU clearance and is going through the regulatory process elsewhere internationally; it is envisaged that it will be available early in 2022. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with neurosurgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures.

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

1 Operating Income or Loss before Depreciation, Amortization and non-cash Stock Compensation

COVID-19

Vycor Medical experienced a significant reduction in demand during the twelve months ended December 31, 2020 in the US and Europe, particularly in the second quarter, with some recovery in the third and fourth quarters. This recovery continued at a stronger level during the nine months ended September 30, 2021 such that sales for the Vycor Medical division increased by 32% over the same period in 2020. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the twelve months ended December 31, 2020 and although this has recovered during the nine months ended September 30, 2021, COVID-19 remains classified as a pandemic and this could impact future sales. In addition, sales and marketing efforts by Vycor’s representatives were disrupted or curtailed during periods of lockdown and social distancing, and this may continue to hinder the recovery of revenues, particularly in certain international territories where vaccination rates remain relatively low. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and COVID-19 may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Furthermore, our sub-contract manufacturers have experienced, and continue to experience staffing shortages and this has elongated our production lead times. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from supplier staff absences due to COVID-19 illness or isolation requirements, the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely if required, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Revenue and Gross Margin:

	Three months ended
	September 30,
	2021	2020	% Change
Revenue:
Vycor Medical	$301,540	$250,648	20%
NovaVision	$30,547	$25,277	21%
	$332,087	$275,925	20%
Gross Profit
Vycor Medical	$269,986	$211,089	28%
NovaVision	$26,956	$24,285	11%
	$296,942	$235,374	26%

Vycor Medical recorded revenue of $301,540 from the sale of its products for the three months ended September 30, 2021, an increase of $50,892, or 20%, over the same period in 2020. This reflected continued recovery in the US and certain international markets following the easing of COVID-19 issues as well as results from Vycor’s strategy to increase penetration described under “Strategy” above. Gross margin of 90% and 84% was recorded for the three months ended September 30, 2021 and 2020, respectively.

NovaVision recorded revenues of $30,547 for the three months ended September 30, 2021, an increase of $5,270 over the same period in 2020. Gross margin was 88%, compared to 96% for the same period in 2020.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $61,465 to $365,785 for the three months ended September 30, 2021 from $427,250 for the same period in 2020. Included within Selling, General and Administrative Expenses are non-cash charges for stock based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended September 30, 2021 was $82,175, a $44,325 decrease from the charge in 2020 of $126,500 following the departures from the board of Messrs. Girgenti and Rush and lower calculated fees to Fountainhead. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $8,792 from $52,806 to $61,598 in 2021.

The remaining Selling, General and Administrative expenses decreased by $25,932 from $247,944 to $222,012 in 2021. Patent costs increased by $14,457 due to Vycor division patent activity during the period and software development and associated scientific and clinical costs related to additional development in NovaVision increased by $14,680; there was also a reduction in professional costs related to the closure of NovaVision Germany of $7,498.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	8,792	-
Scientific, clinical and software development	10,930
Regulatory	(4,197)	-
Other (travel/insurance/premises/payroll)	(13,782)	-
Legal, patent, audit/accounting	(18,883)	-
Board and financial	-	(44,325)
Total change	(17,140)	(44,325)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2021 and 2020 was $8,088 and $7,836, respectively. Other Interest expense for the three months ended September 30, 2021 and 2020 was $12,685 and $12,099, respectively.

Operating income (loss) from Discontinued Operations:

Operating income from Discontinued Operations decreased by $26,469 to a loss of $3,966 in 2021 from the income of $22,503 in 2020; The income in 2020 resulted from recording other income of $36,451. The Company has some ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Revenue and Gross Margin:

	Nine months ended
	September 30,
	2021	2020	% Change
Revenue:
Vycor Medical	$1,026,572	$776,932	32%
NovaVision	$92,691	$73,498	26%
	$1,119,263	$850,430	32%
Gross Profit
Vycor Medical	$930,180	$683,125	36%
NovaVision	$86,133	$68,967	25%
	$1,016,313	$752,092	35%

Vycor Medical recorded revenue of $1,026,572 from the sale of its products for the nine months ended September 30, 2021, an increase of $249,640. This reflected a strong recovery in the US and certain international markets following the easing of COVID-19 issues as well as results from Vycor’s strategy to increase penetration described under “Strategy” above during the second quarter. Gross margin of 91% and 88% was recorded for the nine months ended September 30, 2021 and for the same period in 2020.

NovaVision recorded revenues of $92,691 for the nine months ended September 30, 2021, an increase of $19,193 over the same period in 2020, of which $7,378 related to licensing fees from NovaVision’s German licensee, and gross margin of 93%, compared to 94% for the same period in 2020.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $30,402 to $1,230,340 for the nine months ended September 30, 2021 from $1,260,742 for the same period in 2020. Included within Selling, General and Administrative Expenses are non-cash charges for stock based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2021 was $284,102, a decrease of $109,398 over $393,500 in 2020 following the departures from the board of Messrs. Girgenti and Rush and lower calculated fees to Fountainhead. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $63,561 from $149,363 to $212,924, as a result of higher revenues in the US market.

The remaining Selling, General and Administrative expenses increased by $15,435 from $717,879 to $733,314. Patent costs increased by $32,185 due to Vycor division patent activity during the period and software development and associated scientific and clinical costs related to additional development in NovaVision increased by $38,824; regulatory costs decreased by $14,788 due to the costs of international regulatory costs during the 2020 period and there was also a reduction in professional costs related to the closure of NovaVision Germany of $12,277.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	63,561	-
Scientific, clinical and software development	39,797
Legal, patent, audit/accounting	19,922	-
Other (travel/insurance/premises)	(14,567)	-
Regulatory	(14,788)	-
Payroll	(14,929)	-
Board and financial	-	(109,398)
Total change	78,996	(109,398)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2021 was $23,753 compared to $21,846 for 2020. Other Interest expense for the nine months ended September 30, 2021 was $42,465 compared to $36,033 for 2020.

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020	$ Change
Cash	$78,573	$46,002	$32,571
Accounts receivable, inventory and other current assets	$483,646	$417,899	$65,747
Total current liabilities	$(3,107,110)	$(2,740,828)	$(366,282)
Working capital	$(2,544,891)	$(2,276,927)	$(267,964)
Cash provided by (used in) financing activities	$81,340	$286,552	$(205,212)

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by (used in) operating activities.

The following table shows the principle components of cash provided by (used in) operating activities during the nine months ended September 30, 2021 and 2020, with a commentary of changes during the periods and known or anticipated future changes:

	September 30, 2021	September 30, 2020	$ Change
Net loss	$(248,600)	$(622,122)	$373,522

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation of assets	$50,648	$44,922	$5,726
Forgiveness of debt Paycheck Protection Program	$(117,200)	$-	$(117,200)
Stock based compensation	$284,102	$393,500	$(109,398)
Other	$9,270	$9,418	$(148)
	$226,820	$447,840	$(221,020)

Net loss adjusted for non-cash items	$(21,780)	$(174,282)	$152,502
Changes in working capital
Accounts receivable	$(17,646)	$137,154	$(154,800)
Accounts payable and accrued liabilities	$16,076	$(231,277)	$247,353
Inventory	$(49,838)	$19,221	$(69,059)
Prepaid expenses and net insurance financing repayments	$15,611	$21,695	$(6,084)
Accrued interest (not paid in cash)	$64,024	$57,879	$6,145
Changes in discontinued operations, net	$(3,791)	$(54,218)	$50,427
	$24,436	$(49,546)	$73,982

Cash provided by (used in) operating activities, adjusted for net insurance repayments	$2,656	$(223,828)	$226,484

The adjustments to reconcile net loss to cash of $226,820 in the period have no impact on liquidity. The negative change in Net loss adjusted for non-cash items of $221,020 was primarily due to the increase in sales as a result of recovery from the impact of COVID-19 on the Vycor division and results from the Company’s strategic initiatives. At December 31, 2019 there had been an increase in accounts payable and accrued liabilities mainly due to expenditure on regulatory for the transition to a new EU Notified Body, and regulatory and testing for the VBAS development occurring during the fourth quarter of 2019. The change in accounts payable and accrued liabilities of $247,353 between the 2021 and 2020 periods was mainly due to the settlement of these accounts during the nine months ended September 30, 2020.

Additional inventory of $127,313 was purchased during the nine months ended September 30, 2021 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $80,000 during the next twelve months for VBAS and VBAS AC. In January 2021 the Company received FDA 510(k) clearance for its new VBAS AC model range, and in April 2021 received EU clearance. The VBAS AC provides significantly greater integration with IGS by enabling an IGS pointer to be held securely within the device.

Investing Activities. Cash used in investing activities of continuing operations for the nine months ended September 30, 2021 was $38,690, which primarily reflected expenditure on the completion of VBAS AC.

Financing Activities. During the nine months ended September 30, 2021 the Company received funds of $10,000 in respect of loans from Fountainhead. The Company also received a second loan of $58,600 during the period pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. Both loans received under the Paycheck Protection Program were forgiven in August 2021 and have resulted in an extinguishment of debt for $117,200.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $248,600 for the nine months ended September 30, 2021 and has not generated sufficient positive cash flows from operations. As of September 30, 2021 the Company had a working capital deficiency of $503,812, excluding related party liabilities of $2,041,079. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Strategy”, The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses2 and generated a cash operating profit2 during the nine months ended September 30, 2021. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters in each territory to access new neurosurgeon users. The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users to identify both new potential users and also high quality distribution partners to bolster our existing network. The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that will snap onto the VBAS and allow for a neuronavigation pointer to be fully integrated into the body of the VBAS. This VBAS AC model range has received US FDA 510(k) clearance, EU clearance and is going through the regulatory process elsewhere internationally; it is envisaged that it will be available early in 2022. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with neurosurgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities in selected geographies that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform. As a result, the Company closed the NovaVision German office and entered into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland, and is seeking similar partnerships in other territories with regional companies able to leverage NovaVision’s clinically supported vision therapies. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

2 Operating Income or Loss before Depreciation, Amortization and non-cash Stock Compensation

However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2022 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $364,798, which has a maturity date of March 31, 2022, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2022 will be available. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 12, 2021, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following unregistered shares of Common Stock between January and September 2021:

Issuance Type	Security	Shares
FHC Management Fees (1)	Common	1,607,142
Oscar Bronsther (2)	Common	466,794
Steve Girgenti (2)	Common	575,649
Lowell Rush (2)	Common	566,793
Ricardo Komotar (3)	Common	101,663

(1)	Per Agreement between the Company and Fountainhead Capital Management Limited
(2)	Issuance of Common Shares pursuant to the Company’s Director Deferred Compensation Plan
(3)	Consulting fees paid in connection with a Consulting Agreement between the Company and the holder

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

Index to Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2021

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	November 12, 2021

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	November 12, 2021

