Form 10-K
period 2021-12-31
VYCOR MEDICAL INC
filed 2022-04-13
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,688,806 (assuming $0.15 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 31,455,744 shares of common stock par value $0.0001 as of April 13, 2022

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

ITEM 1. DESCRIPTION OF BUSINESS.

1. Organizational History

The Company was formed as a limited liability company under the laws of the State of New York on June 17, 2005 as “Vycor Medical LLC”. On August 14, 2007, we converted into a Delaware corporation and changed our name to “Vycor Medical, Inc.” (“Vycor”). The Company’s listing went effective on February 2009 and on November 29, 2010 Vycor completed the acquisition of substantially all of the assets of NovaVision, Inc. (“NovaVision”) and on January 4, 2012 Vycor, through its wholly-owned NovaVision subsidiary, completed the acquisition of all the shares of Sight Science Limited (“Sight Science”), a previous competitor to NovaVision.

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

The Company periodically engages in discussions with potential strategic partners for or purchasers of each or both of our operating divisions. In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model; in June 2020 Vycor announced that it would be entering into a license agreement and transition agreement (the “Agreements”) with HelferApp GmbH, a cognitive therapy specialist. Under the Agreements, HelferApp is licensed to provide NovaVision’s products and therapies in Germany, Austria and Switzerland to patients and professionals. The NovaVision German office was closed effective June 30, 2020.

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in a number of other international markets. Vycor Medical has 29 granted and 10 pending patents.

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury, and has 38 granted patents.

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses1 and generated a small cash operating profit1 during the year ended December 31, 2021. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands and demonstrating applicability in a broader range of pathologies. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters to access new neurosurgeon users.

The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users in each territory to identify both new potential users and also high-quality distribution partners to bolster our existing network.

The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that will snap onto the VBAS and allow for a neuronavigation pointer to be fully integrated into the body of the VBAS. This VBAS AC model range has received US FDA 510(k) clearance, EU clearance and is going through the regulatory process elsewhere internationally; it is envisaged that it will be available during 2022. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with neurosurgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures.

For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities in selected geographies that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform, including into new areas. As a result, the Company closed the NovaVision German office and entered into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland, and is seeking similar partnerships in other territories with regional companies able to leverage NovaVision’s clinically supported vision therapies. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

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

We do not yet know the extent we could be affected by the continuing Coronavirus (COVID-19) pandemic

Vycor Medical experienced a significant reduction in demand during the twelve months ended December 31, 2020 in the US and Europe, particularly in the second quarter, with some recovery in the third and fourth quarters. This recovery continued at a stronger level during the year ended December 31, 2021 such that sales for the Vycor Medical division increased by 23% over the same period in 2020. Although neurosurgery is not considered an elective procedure, general hospital dislocation and diversion of resources away from non-emergency surgeries, or surgeries that can be postponed for a short period without harm, has impacted our revenues during the twelve months ended December 31, 2020 and although this has recovered during the year ended December 31, 2021, COVID-19 remains classified as a pandemic and this could impact future sales. In addition, sales and marketing efforts by Vycor’s representatives were disrupted or curtailed during periods of lockdown and social distancing, and this may continue to hinder the recovery of revenues, particularly in certain international territories where vaccination rates remain relatively low. While our operations are principally located in the United States, and our sub-contract manufacturers are located in the United States, we participate in a global supply chain, and COVID-19 may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Furthermore, our sub-contract manufacturers have experienced, and continue to experience, staffing and other shortages and this has significantly elongated our production lead times and this may impact on our revenues. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from supplier staff absences due to COVID-19 illness or isolation requirements, the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Although we have implemented business continuity plans for our offices and personnel to enable continuity of service remotely if required, if a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,000 per month, plus other charges of approximately $2,500 per month. The lease terminated September 30, 2020 and was extended for a further three years to August 31, 2023. The Company’s subsidiary in Germany occupied premises on a rolling 12-month lease agreement with a 3 month notice period of EUR1,650 per month (approximately $1,815), which was terminated effective June 30, 2020.

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

Holders

As of April 12, 2022 and April 12, 2021 there were 31,455,744 and 28,001,534 shares of common stock issued and outstanding, respectively, and approximately 129 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2021 through April 12, 2022 which were not registered under the Securities Act

Common Stock:

Issuance Type	Security	Security
FHC Management Fees (1)	Common	2,678,570
Steve Girgenti (2)	Common	575,649
Lowell Rush (2)	Common	566,793
Ricardo Komotar (3)	Common	203,326

1) Per Agreement between the Company and Fountainhead Capital Management Limited

2) Issuance of Common Shares pursuant to the Company’s Director Deferred Compensation Plan

3) Consulting fees paid in connection with a Consulting Agreement between the Company and the holder

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31,2021 to the Year Ended December 31, 2020

Revenue and Gross Margin:

Vycor Medical recorded revenue of $1,273,602 from the sale of its products for the year ended December 31,2021, an increase of $234,040 (or 23%) over 2020. This reflected continued recovery in the US and certain international markets following the easing of COVID-19 related issues as well as positive results from Vycor’s strategy to increase penetration described under “Strategy” above. Gross margin of 90% was recorded for the year ended December 31,2021 compared to 88% in 2020.

NovaVision recorded revenues of $119,385 for the year ended December 31, 2021, an increase of $16,902 from 2020, and gross margin of 93%, compared to 94% for 2020.

Research & Development:

Research & Development expenses were $15,159 for the year ended December 31, 2021compared to $0 in 2020, reflecting early-stage product development for the Vycor division.

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses decreased by $67,463 to $1,612,984 in 2020 from $1,680,447 in 2020. Included within Selling, General and Administrative Expenses are non-cash charges for share-based compensation as the result of amortizing employee and non-employee shares and options which have been issued by the Company over various periods. The charge for 2021 was $341,098, a decrease of $178,902 from $520,000 in 2020, following an amendment to the Fountainhead Consulting Agreement and the departure from the Board of Steven Girgenti and Lowell Rush. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $56,801 to $260,508 reflecting increased level of sales in the US.

The remaining Selling, General and Administrative expenses increased by $54,638 from $956,740 to $1,011,378. Patent costs increased by $61,396 due to Vycor division patent activity during the period and higher costs of NovaVision patents; software development and associated scientific and clinical costs related to additional development in NovaVision increased by $48,254; regulatory costs decreased by $11,407 due to the costs of international regulatory costs during the 2020 period and there was also a reduction in professional costs related to the closure of NovaVision Germany during 2020 of $19,558.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	56,801	-
Scientific, clinical and software development	48,254	-
Legal, patent, audit/accounting	46,137	-
Other (travel/regulatory/premises)	1,892
Board and financial	-	(178,902)
Regulatory	(11,407)	-
Payroll	(15,078)	-
Total change	126,599	(178,902)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2021 increased $2,159 following the issuance of related party notes during 2021 and 2020 to $31,841 from $29,682 for 2020. Other Interest expense for 2020 increased by $7,838 to $55,970 from $48,132 for 2020.

Other Income:

Other Income of $117,200 was recorded during the year ended December 31, 2021 from the forgiveness of Paycheck Protection Program loans

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations increased by $5,241 to $27,413 in 2021 from $22,172 in 2020; this reflected some continued costs during the first half of 2021 which, although were at a much lower level than in 2020, were not offset by revenues as they were in 2020.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020	$ Change
Cash	$90,941	$46,002	$44,939
Accounts receivable, inventory and other current assets	$396,470	$417,899	$(21,429)
Total current liabilities	$(3,149,997)	$(2,740,828)	$(409,169)
Working capital	$(2,662,586)	$(2,276,927)	$(385,659)
Cash provided by financing activities	$61,945	$286,552	$(224,607)

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principal components of cash used in operating activities during the years ended December 31, 2021 and 2020, with a commentary of changes during the years and known or anticipated changes:

	December 31, 2021	December 31, 2020	$ Change
Net loss	$(435,662)	$(822,482)	$386,820

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$68,418	$57,895	$10,523
Share based compensation	$341,098	$520,000	$(178,902)
Forgiveness of PPP loan	$(117,200)	$-	$(117,200)
Other	$12,360	$12,558	$(198)
	$304,676	$590,453	$(285,777)

Net loss adjusted for non-cash items	$(130,986)	$(232,029)	$101,043
Changes in working capital
Accounts receivable	$33,142	$115,313	$(82,171)
Accounts payable and accrued liabilities	$58,521	$(182,319)	$240,840
Inventory	$(38,785)	$14,699	$(53,484)
Prepaid expenses and net insurance financing repayments	$13,379	$14,754	$(1,375)
Accrued interest (not paid in cash)	$83,423	$77,814	$5,609
Changes in discontinued operations, net	$(3,980)	$(59,071)	$55,091
	$145,700	$(18,810)	$164,510

Cash provided by (used in) operating activities, adjusted for net insurance repayments	$14,714	$(250,839)	$265,753

The adjustments to reconcile net loss to cash of $304,676 in the period have no impact on liquidity. The positive change in net loss adjusted for non-cash items of $101,043 was primarily due to the increase in sales as a result of recovery from the impact of COVID-19 on the Vycor division and results from the Company’s strategic initiatives. At December 31, 2019 there had been an increase in accounts payable and accrued liabilities mainly due to expenditure on regulatory for the transition to a new EU Notified Body, and regulatory and testing for the VBAS development which occurred during the fourth quarter of 2019. The change in accounts payable and accrued liabilities of $240,840 between the 2021 and 2020 periods was mainly due to the settlement of these accounts during the first few months of 2021.

Additional inventory of $141,512 was purchased during the year ended December 31, 2021 as part of normal production and for marketing inventory for the VBAS AC, and the Company anticipates purchasing additional new inventory of approximately $100,000 during the next twelve months for VBAS and VBAS AC.

Investing Activities. Cash used in investing activities of continuing operations for the year ended December 31, 2021 was $38,375 compared to $62,052 in 2020, which primarily reflected completion of expenditure on the VBAS AC.

Financing Activities. During the year ended December 31, 2021 the Company received funds of $10,000 in respect of loans from Fountainhead. The Company also received a second loan of $58,600 during the period pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. Both loans received under the Paycheck Protection Program were forgiven in August 2021 and have resulted in an extinguishment of debt for $117,200, which is included in the adjustment to reconcile net loss to cash used in operating activities section on the cash flow statement.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $435,662 and $822,482 for the years ending December 31, 2021 and 2020 respectively and has not generated sufficient cash flows from operations. As at December 31, 2021 the Company had a working capital deficiency of $613,419, excluding related party liabilities of $2,049,167. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

As described earlier in this ITEM 1 “Strategy”, the Company is continuing to execute on a plan to achieve revenue growth and a reduction in cash operating losses2. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under represented and continued new product development and demonstrating applicability in a broader range of pathologies. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters to access new neurosurgeon users. The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users to identify both new potential users and also high-quality distribution partners to bolster our existing network. The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that will snap onto the VBAS and allow for a neuronavigation pointer to be fully integrated with the VBAS. This VBAS AC model range has received US FDA 510(k) clearance, EU clearance and is going through the regulatory process elsewhere internationally; it is envisaged that it will be available during 2022. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with surgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities in selected geographies that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform, including into new areas. As a result, the Company has now closed the NovaVision German office and entered into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland, and is seeking similar partnerships in other territories with regional companies able to leverage NovaVision’s clinically supported vision therapies. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2023 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $376,897, which has a maturity date of March 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time it is not known whether any further extension of the note beyond March 31, 2023 will be available. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

2 Operating Loss or Profit before Depreciation, Amortization and non-cash Stock Compensation

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory for the years ended December 31, 2021 and 2020 was $12,360 and $12,558, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2021 and 2020 and the report thereon of Prager Metis CPAs, LLC (PCAOB ID No. 273),

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Vycor Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vycor Medical, Inc. (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, including a net loss of $435,662 and $822,482 for the years ended December 31, 2021 and 2020 respectively, and has not generated sufficient cash flows from its operations. As of December 31, 2021, the Company had working capital deficiency of $613,419, excluding related party liabilities of $2,049,167. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there is no critical audit matters for the current audit period.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.

Hackensack, New Jersey
April 13, 2022

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$90,941	$46,002
Trade accounts receivable	126,096	159,238
Inventory	207,521	181,096
Prepaid expenses and other current assets	62,473	76,988
Current assets of discontinued operations	380	577
Total Current Assets	487,411	463,901

Fixed assets, net	362,393	381,087

Intangible and Other assets:
Patents, net of accumulated amortization	-	11,349
Security deposits	6,000	6,000
Operating lease - right of use assets	79,560	124,183
Total Intangible and Other assets	85,560	141,532
TOTAL ASSETS	$935,364	$986,520

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$227,720	$179,110
Accrued interest: Other	380,479	328,897
Accrued interest: Related party	106,444	74,603
Accrued liabilities - Other	126,959	117,050
Accrued liabilities - Related Party	1,621,850	1,297,480
Notes payable: Other	319,329	384,587
Notes payable: Related Party	320,873	310,873
Current operating lease liabilities	46,915	44,623
Current liabilities of discontinued operations	(572)	3,605
Total Current Liabilities	3,149,997	2,740,828

Loan Payable - SBA EIDL	150,000	150,000
Operating lease liability - Long term	30,580	77,008
Total Long-term Liabilities	180,580	227,008
Total Liabilities	3,330,577	2,967,836

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at December 31, 2021 and December 31, 2020 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at December 31, 2021 and December 31, 2020, 30,921,701 and 27,534,740 shares issued and 30,818,367 and 27,431,406 outstanding at December. 31, 2021 and December 31, 2020 respectively	3,092	2,753
Additional Paid-in Capital	29,172,169	28,826,378
Treasury Stock (103,334 shares of Common Stock as at December 31, 2021 and December 31, 2020 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(31,697,142)	(30,937,110)
Accumulated Other Comprehensive Income (Loss)	127,674	127,669
Total Stockholders’ Deficiency	(2,395,213)	(1,981,316)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$935,364	$986,520

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

	For the year ended December 31,
	2021	2020

Revenue	$1,392,987	$1,142,045

Cost of Goods Sold	134,728	132,463

Gross Profit	1,258,259	1,009,582

Operating Expenses:
Research and development	15,159	-
Depreciation and amortization ###	66,070	56,529
Selling, general and administrative ###	1,612,984	1,680,447

Total Operating Expenses	1,694,213	1,736,976

Operating loss	(435,954)	(727,394)

Other Income (Expense)
Interest expense: Related Party	(31,841)	(29,682)
Interest expense: Other	(55,970)	(48,132)
Loss on foreign currency exchange	(1,684)	(1,102)
Grant Income - SBA	-	6,000
Forgiveness of debt: Paycheck Protection Program	117,200	-
Total Other Income (Expense)	27,705	(72,916)

Loss Before Credit for Income Taxes	(408,249)	(800,310)
Credit for income taxes	-	-
Net loss from continuing operations	(408,249)	(800,310)
Loss from discontinued operations	(27,413)	(22,172)

Net loss	(435,662)	(822,482)

Preferred stock dividends	(324,370)	(324,370)

Net Loss Available to Common Stockholders	(760,032)	(1,146,852)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	5	(1)

Comprehensive Loss	$(435,657)	$(822,483)

Net Loss Per Share – basic and diluted
Loss from continuing operations	$(0.01)	$(0.03)
Loss from discontinued operations	$(0.00)	$(0.00)
Net Loss available to common stockholders	$(0.03)	$(0.04)

Weighted Average Number of Shares Outstanding	29,627,527	26,100,903

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Accumulated Comprehensive Loss	25,391,884	$2,539	1	$0	270,306	$27	(103,334)	$(1,033)	$28,306,592	$(29,790,258)	$127,670	$(1,354,463)
Issuance of stock for board and consulting fees	2,142,856	214							449,786			450,000
Directors deferred compensation granted	-								70,000			70,000
Accumulated Comprehensive Loss											(1)	(1)
Net loss for period ended December 31, 2020										(1,146,852)		(1,146,852)
Balance at December 31, 2020	27,534,740	2,753	1	0	270,306	27	-103,334	-1,033	28,826,378	(30,937,110)	127,669	(1,981,316)
Issuance of stock for board and consulting fees	3,386,961	339	-	-					324,791			325,131
Directors deferred compensation granted	-								21,000			21,000
Accumulated Comprehensive Loss											5	5
Net loss for period ended December 31, 2021										(760,032)		(760,032)
Balance at December 31, 2021	30,921,701	$3,093	1	$0	270,306	$27	(103,334)	$(1,033)	$29,172,169	$(31,697,142)	$127,674	$(2,395,213)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

	For the twelve months ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(435,662)	$(822,482)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of intangible assets	11,349	11,977
Depreciation of fixed assets	57,069	45,918
Inventory provision	12,360	12,558
Stock based compensation	341,098	520,000
Forgiveness of debt Paycheck Protection Program	(117,200)	-

Changes in assets and liabilities:
Accounts receivable	33,142	115,313
Inventory	(38,785)	14,699
Prepaid expenses	20,034	16,802
Accrued interest - Related Party	31,841	29,682
Accrued interest - Other	51,582	48,132
Accounts payable	48,611	(66,302)
Accrued liabilities - Other	9,911	(116,017)
Changes in discontinued operations, net	(3,980)	(59,071)
Cash provided by (used in) operating activities	21,369	(248,791)
Cash flows from investing activities:
Purchase of fixed assets	(38,375)	(62,052)
Changes in investing activities of discontinued operations, net	-	9,574
Cash used in investing activities	(38,375)	(52,478)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	10,000	80,000
Proceeds from Paycheck Protection Program and EIDL	58,600	208,600
Proceeds net of repayments Notes Payable - Other	(6,655)	(2,048)
Cash provided by financing activities	61,945	286,552
Effect of exchange rate changes on cash	-	2
Net increase (decrease) in cash	44,939	(14,715)
Cash at beginning of year	46,002	60,717
Cash at end of year	$90,941	$46,002

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$4,386	$0
Cash paid for income tax	$0	$0
Non-cash Activities:
Unamortized stock compensation recorded as prepaid expenses	$5,032	$0

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

Ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $435,662 and $822,482 for the years ending December 31, 2021 and 2020, respectively, and has not generated sufficient cash flows from operations. As at December 31, 2021 the Company had a working capital deficiency of $613,419, excluding related party liabilities of $2,049,167. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses for both the Vycor Medical and NovaVision divisions. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $376,897, which has a maturity date of March 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2023 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2023 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations

2. SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution in the U.S. are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31,2021 and 2020 patient deposits amounted to $30,944 and $28,704, respectively, and are included in Accrued Liabilities.

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

Inventories

Inventories consist of raw materials, work in process and finished goods that are stated at the lower of cost determined using the weighted average cost method, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision for inventory obsolescence for the years ended December 31,2021 and 2020 was $12,360 and $12,558, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of comprehensive loss.

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

Accounting for forgivable loan received under the Small Business Administration Paycheck Protection Program

During the year ended December 31, 2020 the Company received a loan of $58,600 (“First Draw Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. During the year ended December 31, 2021 the Company received an additional PPP loan of $58,600 (“Second Draw Loan”). Under the terms of the PPP, both the First Draw Loan and Second Draw Loan were forgiven during the year as they were used for qualifying expenses as described in the CARES Act.

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31,2021 and 2020, the amounts charged to research and development expenses were $15,159 and $0 for both years, respectively.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. There was no capitalized for software development during the years ended December 31,2021 and 2020.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	December 31, 2021	December 31, 2020
Stock options outstanding	-	680,000
Debentures convertible into common stock	3,223,317	2,994,746
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	-	1,509,237
Total	4,495,369	6,456,035

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

3. DISCONTINUED OPERATIONS

In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model; effective July 1, 2020 Vycor entered into a license agreement and transition agreement (the “Agreements”) with HelferApp GmbH, a cognitive therapy specialist. Under the Agreements, HelferApp is licensed to provide NovaVision’s products and therapies in Germany, Austria and Switzerland to patients and professionals; and assumed responsibility for the current patients of NovaVision in the territory. The NovaVision German office was closed effective June 30, 2020. The Company will continue to fund the remaining expenses of the German operations, which are non-material, until such a time as NovaVision GmbH will be formally wound up.

Reconciliation of the major line items from discontinued operations that are presented in the consolidated balance sheets and consolidated statements of comprehensive loss are as follows:

Major line items constituting assets and liabilities in the consolidated balance sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$380	$577
Total Current Assets	380	577

TOTAL ASSETS	$380	$577

LIABILITIES
Current Liabilities
Accounts payable	$4	$422
Accrued liabilities - Other	-	3,168
Current liabilities	(576)	15
Total Current Liabilities	$(572)	$3,605

Major line items constituting loss from discontinued operations

	For the twelve months ended December 31,
	2021	2020

Revenue	$-	$41,527
Cost of Goods Sold	-	4,986
Gross Profit	-	36,541

Operating Expenses:
Selling, general and administrative	26,545	88,711
Total Operating Expenses	26,545	88,711
Operating Loss	(26,545)	(52,170)

Other Income (expense)
Loss on foreign currency exchange	(868)	(3,209)
Other income (loss)	-	33,207
Total Other Income (Expense)	(868)	29,998

Loss Before Credit for Income Taxes	(27,413)	(22,172)
Credit for income taxes	-	-
Loss from discontinued operations, net of tax	$(27,413)	$(22,172)

Other income in the year ended December 31, 2020 comprised the net of non-cash adjustments made in connection with the Agreements with HelferApp and the closure of the German operation: adjustments for assets and liabilities transferred to HelferApp or NovaVision, Inc. or otherwise written off - $10,907; elimination of historic balance for NovaVision GmbH legal expenses funded by NovaVision Inc. - $34,727; and certain accruals for employee costs – ($12,427).

4. INVENTORY

	December 31, 2021	December 31, 2020

Raw materials and work in process	$77,166	$65,192
Finished goods	130,355	115,904
Total Inventory	$207,521	$181,096

5. LEASE

The Company recognized the following related to a lease in its consolidated balance sheets:

	Year Ended December 31,
	2020	2020
Operating Lease ROU Assets	$79,560	$124,183

Operating Lease Liabilities
Current portion	$46,915	$44,623
Long-term portion	30,580	77,008
	$77,495	$121,631

6. NOTES PAYABLE

Related Party Notes Payable consists of:

	December 31, 2021	December 31, 2020

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2022 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and March 12, 2021 the Company issued eleven promissory notes to Fountainhead Capital Management Limited for $290,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All the notes were extended on their due dates for another twelve months. The Notes will be due between April 2022 and March 2023 or on demand by the Payee.	290,873	280,873
Total Related Party Notes Payable	$320,873	$310,873

Other Notes Payable consists of:

	December 31, 2021	December 31, 2020
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to March 31, 2023. See further note below.	$300,000	$300,000
On May 16, 2020, the Company was granted a loan from Citizens Bank N.A. in the amount of $58,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. Under the terms of the PPP, the Loan has been forgiven as it was used for qualifying expenses as described in the CARES Act.	-	58,600
On January 1, 2021, the Company was granted a second PPP loan from Citizens Bank N.A. in the amount of $58,600. Under the terms of the PPP, the Loan has been forgiven as it was used for qualifying expenses as described in the CARES Act.	-	-
Insurance policy finance agreements.	19,329	25,987
Total Notes Payable:	$319,329	$384,587

Long-Term Notes Payable consists of:

	December 31, 2021	December 31, 2020
On July 7, 2020, the Company was granted a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$150,000	$150,000

Total Long-term Notes Payable:	$150,000	$150,000

On January 24, 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,223,317 shares of Common Stock. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50. On March 29, 2022, the maturity date of the Note was extended to March 31, 2023. No other term was amended on the Note.

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

	Year Ended December 31,
	2021	2020
Revenue:
Vycor Medical	$1,273,602	$1,039,562
NovaVision	$119,385	$102,483
	$1,392,987	$1,142,045
Gross Profit
Vycor Medical	$1,147,574	$913,245
NovaVision	$110,685	$96,337
	$1,258,259	$1,009,582

	December 31,	December 31,
	2021	2020
Total Assets:
Vycor Medical	$901,930	$953,730
NovaVision	33,054	32,213
Discontinued operations	380	577
Total Assets	$935,364	$986,520

(b) Geographic information. The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Year Ended December 31,
	2021	2020
Revenue:
United States	$1,374,770	$1,125,226
Europe	$18,217	$16,819
	$1,392,987	$1,142,045
Gross Profit
United States	$1,240,305	$992,785
Europe	$17,954	$16,797
	$1,258,259	$1,009,582

	December 31,	December 31,
	2021	2020
Total Assets:
United States	$928,761	$980,239
Europe	6,223	5,704
Discontinued operations	380	577
Total Assets	$935,364	$986,520

8. FIXED ASSETS

Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated	December 31,	December 31,
	Useful Lives	2021	2020

Machinery and equipment	3 years	$64,762	$64,762
Leasehold Improvements	3 years	8,881	8,881
Purchased Software	3 years	27,706	27,706
Molds and Tooling	5 years	808,545	775,090
Furniture and fixtures	7 years	11,152	11,152
Therapy Devices	3 years	101,913	96,993
Internally Developed Software	5 years	363,472	363,472
		1,386,431	1,348,056
Less: Accumulated depreciation and amortization		(1,024,038)	(966,969)
Property and Equipment, net		$362,393	$381,087

Depreciation expense for the years ended December 31, 2021 and 2020 was $57,069 and $45,918 respectively, including $2,348 and $1,366 respectively for Therapy Devices which is allocated to Cost of Sales.

9. INTANGIBLE ASSETS

Intangible Assets consists of:

	December 31,
	2021	2020
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$865,639	$865,639
Accumulated Amortization	(865,639)	(854,290)
	$-	$11,349
Amortized intangible assets: Website (5 years useful life)
Gross carrying Amount	$20,382	$20,382
Accumulated Amortization	(20,382)	(20,382)
	$-	$-

Intangible asset amortization expense for the periods ended December 31,2021 and 2020 was $11,349 and $11,977, respectively.

10. EQUITY

Equity Transactions

During each of the years ended December 31, 2021 and 2020, the Company granted 99,999 shares of Common Stock (valued at $21,000) and 333,330 shares of Common Stock (valued at $70,000), respectively, to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director, or following the termination of the Plan. The Plan was terminated on April 1, 2021 and the Company issued 575,649 and 566,793 shares of common stock to Steve Girgenti and Lowell Rush, respectively, in respect of their Deferred Compensation shares following their resignations from the board.

On April 1, 2021 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement (see Note 14).

During each of the years ended December 31, 2021 and 2020, under the terms of the Consultancy Agreement referred to in Note 14, the Company issued 2,142,856 shares of Common Stock to Fountainhead for fees of $305,001 and $450,000, respectively.

Preferred Stock

During each of the years ended December 31, 2021 and 2020, the Company accrued an aggregate of $324,370 of dividends in respect of Company Series D Convertible Preferred shares (“Preferred D Stock”). The Preferred D Stock carry a cumulative preferred dividend of 12% per annum. The Preferred D Stock is convertible into Company Common Shares at a price of $2.15 and the Company is able to redeem the Preferred D Stock at par at any time, at its sole option.

Stock Options

The details of the outstanding stock options are as follows:

		Weighted average
		exercise price
	Number of shares	per share
Outstanding at December 31, 2019	700,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled or expired	(20,000)	0.27
Outstanding at December 31, 2020	680,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled or expired	(680,000)	0.28
Outstanding at December 31, 2021	-	$-

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for the years ended December 31, 2021 and 2020 was $341,098 and $520,000. $305,001 was in respect of the Fountainhead Consulting Agreement (see Notes 14 and 15). The expense related to stock not issued during the years ended December 31, 2021 and 2020 comprise $0 and $70,000, respectively for the year ended 2021 and 2020, respectively, related to stock granted but not issued to directors under the Directors Deferred Compensation Plan. As of December 31, 2021, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

12. INCOME TAXES

Loss Before Taxes

	December 31, 2021	December 31, 2020
Domestic	$398,536	$801,346
Foreign	37,126	21,136
	$435,662	$822,482

The reconciliation of income tax expense (credit) at the U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020

US statutory rate	$(91,489)	$(172,721)
Tax difference between foreign and U.S.	(2,684)	(2,349)
Change in Valuation Allowance	(94,173)	(175,070)
Tax Provision	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
Operating loss carry-forward - US	$19,058,000	$18,975,000
Operating loss carry-forward - Foreign	$1,710,000	$1,796,000
Deferred tax asset before Valuation allowance - US	4,002,000	3,985,000
Deferred tax asset before Valuation allowance - Foreign	509,000	542,000
Valuation allowance	(4,511,000)	(4,527,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets recorded if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Furthermore, in circumstances in which management has determined that existing conditions or events raise substantial doubt about its ability to continue as a going concern the authoritative guidance requires that a valuation allowance should be recorded for all deferred tax assets. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31,2021 and December 31, 2020.

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

As of December 31, 2021 and 2020, the Company had U.S. accumulated losses for tax purposes of approximately $19,058,000 and $18,795,000 respectively, which may be carried forward and offset against U.S. taxable income. $17,850,000 expires during the tax years 2029 through 2037 and $1,208,000 can be carried forward indefinitely.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2021 and 2020, the Company had German accumulated losses for tax purposes of approximately $1,498,000 and $1,595,000 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership. As disclosed in Note 3, the Company is in the process of winding down the entity, following which these tax losses will no longer be available.

As of December 31, 2021 and 2020, the Company had UK accumulated losses for tax purposes of approximately $212,000 and $201,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates

The applicable US income tax rate for the Company for both of the years ended December 31, 2021 and 2020 was 21%. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2021 and 2020 was 31.58%; the UK applicable rate for both the years ended December 31, 2021 and 2020 was 19%.

If any earnings were distributed to US in the form of dividends or otherwise, after the repayment of intercompany debt, the Company would be subject to additional US income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Uncertain Tax Position

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2021 and 2020. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

13. COMMITMENTS AND CONTINGENCIES

Lease

Effective August 1, 2017 the Company leased office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2L.P., for a rent of approximately $4,000 per month, plus other charges of approximately $2,500 per month. The lease was renewed in September 2020 for an additional 3 years. Rent expense for the year ended December 31,2021 and 2020 was $79,663 and $77,357 respectively.

The table below provides the future lease payments each year until the lease expiration date:

Future Lease Payments

Year	Liability
2022	$50,575
2023	$34,384

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the year ended December 31, 2021 and 2020 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

14. CONSULTING AND OTHER AGREEMENTS

The following agreements remained in force during the years ended December 31, 2021 and 2020:

Consulting Agreement with Fountainhead

In March 2017 and effective April 1, 2017, the Company amended the Fountainhead Consulting Agreement. Under the Amended Agreement, fees of $450,000 are payable to Fountainhead, with an option to receive $5,000 per month in cash and the remainder payable in Company Common Stock issued at the higher of $0.21 and the average price for the 30 days prior to issuance, and deliverable at the end of each fiscal quarter. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of its fees in cash subject to certain future liquidity events and Board approval.

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

During each of the years ended December 31, 2021 and 2020 the Company issued 2,142,856 shares of Common Stock to Fountainhead for fees of $305,001 and $450,000, respectively.

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

15. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2021, 60.8% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead. Peter Zachariou owns 0.16% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock.

During each of the years ended December 31, 2021 and 2020, under the terms of the Consultancy Agreement referred to in Note 14, the Company issued 2,142,856 shares of Common Stock to Fountainhead for fees of $305,001 and $450,000, respectively.

During the years ended December 31, 2021 and 2020, respectively, the Company issued an unsecured loan note to Fountainhead for a total of $10,000 and $80,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 6).

During each of the years ended December 31, 2021 and 2020, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was in respect of Fountainhead and $83,386 was in respect of Peter Zachariou.

There were no other related party transactions during the years ended December 31, 2021 and 2020.

16. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration	Year ended December 31,
	2021	2020

Number of customers over 10%	0	1
Percentage of sales	0%	12%

Accounts Receivable Concentration

	At December 31,
	2021	2020

Number of customers over 10%	1	2
Percentage of accounts receivable	11%	37%

We have three sub-contract manufacturers who each represent over 10% of purchased on an annual basis.

17. SUBSEQUENT EVENTS

During March 2022 the Company issued an unsecured loan note to Fountainhead for a total $80,000. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary.

On March 31, 2022 the Company issued 535,714 shares of Common Stock to Fountainhead for fees of $45,536 in accordance with the terms of the Consultancy Agreement (see Note 14).

On April 1, 2022 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement (see Note 14).

The Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the consolidated financial statements were issued and has determined that, other than that disclosed above, there were no significant subsequent events or transactions that would require recognition or disclosure in the financial statements.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and our CFO have concluded that a material weakness occurred as of April 1, 2021 with the resignation of the independent members of the Company’s Audit Committee as of that date. Effective that date, our disclosure and controls were no longer effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and its CFO, as appropriate, to allow timely decisions regarding required disclosure.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was a lack of a functioning audit committee with independent members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This weakness occurred as of April 1, 2021 due to the resignation of the independent members of the Audit Committee from the Board of Directors effective as of April 1, 2021.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the a lack of a functioning audit committee with independent members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	60
David Marc Cantor	President and a Director	55
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	63

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31,2021 and 2020, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31,2021 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All other Compensation($)	Total($)
Peter Zachariou	2021	$—	—	—	—	—	—	—	—
CEO	2020	$—	—	—	—	—	—	—	—
David Cantor	2021	$—	—	—	—	—	—	—	—
President	2020	$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	3,210,000	$-	3,210,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,210,000	$-	3,210,000

(1)	As of December 31,2021.

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
None

Total		-

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

Not applicable

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Peter C. Zachariou	48,856	0.16%
Series D Preferred Stock	Peter C. Zachariou	69,487	25.71%
Common Stock	All executive officers and directors as a group	48,856	0.16%
Series D Preferred Stock	All executive officers and directors as a group	69,487	25.71%
Common Stock	Fountainhead Capital Management Limited 13 Castle Street, St. Helier, Jersey JE2 3BT	18,733,378	60.79%
Series D Preferred Stock	Fountainhead Capital Management Limited 13 Castle Street, St. Helier, Jersey JE2 3BT	188,363	69.69%

(1) In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In the case of directors, the number of shares includes shares granted but not issued under the director’s Deferred Compensation Plan. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on March 30, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and the issuance of shares granted but not issued under the director’s Deferred Compensation Plan; and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 30, 2021 (30,818,367 shares of Common Stock and 270,306 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options or that can be issued under the director’s Deferred Compensation Plan. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During each of the years ended December, 31 2021 and 2020, under the terms of the Consultancy Agreement referred to in Note 14, the Company issued 2,142,856 shares of Common Stock to Fountainhead for fees of $305,001 and $450,000, respectively.

During the years ended December 31, 2021 and 2020, respectively, the Company issued an unsecured loan note to Fountainhead for a total of $10,000 and $80,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 6).

During each of the years ended December 31, 2021 and 2020, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was in respect of Fountainhead and $83,386 was in respect of Peter Zachariou

There were no other related party transactions during the years ended December 31, 2021 and 2020.

Director Independence

As of April 12, 2022, our three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2021 and December 31, 2020, respectively, were approximately $59,000 and $56,250.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2021 and 2020 were $3,500 and $3,000 respectively.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for 2021 or 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Reports of Prager Metis CPAs, LLC., Independent Registered Certified Public Accounting Firm (PCAOB ID: 273)

●	Consolidated Balance Sheets as of December 31, 2021 and 2020

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020

●	Consolidated Statements of Stockholders’ Deficiency from January 1, 2020 to December 31, 2021

●	Consolidated Statement of Cash Flows for the years ended December 31, 2021 and 2020

●	Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)

Date	April 13, 2022

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	April 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	April 13, 2022

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	April 13, 2022

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	April 13, 2022

