Form 10-Q
period 2022-03-31
VYCOR MEDICAL INC
filed 2022-05-10
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2022

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

There were 31,455,744 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of May 10, 2022.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$80,567	$90,941
Trade accounts receivable	161,783	126,096
Inventory	204,466	207,521
Prepaid expenses and other current assets	65,886	62,473
Current assets of discontinued operations	182	380
Total Current Assets	512,884	487,411

Fixed assets, net	346,042	362,393

Intangible and Other assets:
Security deposits	6,000	6,000
Operating lease - right of use assets	68,053	79,560
Total Intangible and Other assets	74,053	85,560
TOTAL ASSETS	$932,979	$935,364

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$182,573	$227,720
Accrued interest: Other	390,599	380,479
Accrued interest: Related party	114,356	106,444
Accrued liabilities - Other	123,937	126,959
Accrued liabilities - Related Party	1,784,035	1,621,850
Notes payable: Other	309,057	319,329
Notes payable: Related Party	400,873	320,873
Current operating lease liabilities	47,518	46,915
Current liabilities of discontinued operations	(616)	(572)
Total Current Liabilities	3,352,332	3,149,997

Loan Payable - SBA EIDL	$148,681	$150,000
Operating lease liability - Long term	18,379	30,580
Total Long-term Liabilities	167,060	180,580
Total Liabilities	3,519,392	3,330,577

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at March 31, 2022 and December 31, 2021 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at March 31, 2022 and December 31, 2021, 31,457,415 and 30,921,701 shares issued and 31,354,081 and 30,818,367 outstanding at March 31, 2022 and December 31, 2021 respectively	3,146	3,092
Additional Paid-in Capital	29,217,651	29,172,169
Treasury Stock (103,334 shares of Common Stock as at March 31, 2022 and December 31, 2021 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(31,933,879)	(31,697,142)
Accumulated Other Comprehensive Income	127,675	127,674
Total Stockholders’ Deficiency	(2,586,413)	(2,395,213)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$932,979	$935,364

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2022	2021

Revenue	$313,833	$295,749
Cost of Goods Sold	33,409	28,477
Gross Profit	280,424	267,272

Operating Expenses:
Research and development	-	2,700
Depreciation and amortization	14,649	13,945
Selling, general and administrative	318,674	457,476
Total Operating expenses	333,323	474,121

Operating loss	(52,899)	(206,849)

Other Income (Expense)
Interest expense: Related Party	(7,912)	(7,665)
Interest expense: Other	(12,314)	(16,118)
Loss on foreign currency exchange	(672)	(115)
Total Other Income (Expense)	(20,898)	(23,898)

Loss Before Credit for Income Taxes	(73,797)	(230,747)
Credit for income taxes	-	-
Net Loss from continuing operations	(73,797)	(230,747)
Loss from discontinued operations	(755)	(12,172)
Net loss	(74,552)	(242,919)

Preferred stock dividends	(162,185)	(162,185)
Net Loss Available to Common Stockholders	$(236,737)	$(405,104)

Other Comprehensive Income
Foreign Currency Translation Adjustment	1	7
Comprehensive Loss	$(74,551)	$(242,912)

Net Loss Per Share – basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)
Net Loss available to common shareholders	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	30,824,320	27,831,540

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

									Additional
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI	Total

Balance at December 31, 2021	30,921,701	$3,093	1	$0	270,306	$27	(103,334)	$(1,033)	$ 29,172,169	$(31,697,142)	$127,674	$(2,395,213)
Issuance of stock for board and consulting fees	535,714	54							45,482			45,536
Accumulated Comprehensive Loss											1	1
Net loss for period ended March 31, 2022										(236,737)		(236,737)
Balance at March 31, 2022	31,457,415	$3,147	1	$0	270,306	$27	(103,334)	$(1,033)	$29,217,651	$(31,933,879)	$127,675	$(2,586,413)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI	Total

Balance at December 31, 2020	27,534,740	$2,753	1	$0	270,306	$27	(103,334)	$(1,033)	$28,826,378	$(30,937,110)	$127,669	$(1,981,316)
Issuance of stock for board and consulting fees	535,714	54							101,376			101,430
Issuance of stock related to deferred compensation of directors	466,794	47							(47)			-
Directors deferred compensation granted	-								21,000			21,000
Accumulated Comprehensive Loss											7	7
Net loss for period ended March 31, 2021										(405,104)		(405,104)
Balance at March 31, 2021	28,537,248	$2,854	1	$0	270,306	$27	(103,334)	$(1,033)	$28,948,707	$(31,342,214)	$127,676	$(2,263,983)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(74,552)	$(242,919)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	-	2,994
Depreciation of fixed assets	15,563	11,162
Inventory provision	5,960	3,090
Stock based compensation	50,568	122,430

Changes in assets and liabilities:
Accounts receivable	(35,686)	15,382
Inventory	(2,117)	(21,628)
Prepaid expenses	(8,536)	16,600
Accrued interest - Related Party	7,912	7,665
Accrued interest - Other	10,120	16,118
Accounts payable	(45,147)	36,038
Accrued liabilities - Other	(3,021)	4,391
Changes in discontinued operations, net	156	(5,483)
Cash used in operating activities	(78,780)	(34,160)
Cash flows from investing activities:
Purchase of fixed assets	-	(23,935)
Cash used in investing activities	-	(23,935)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	80,000	10,000
Proceeds from Paycheck Protection Program and EIDL	-	58,600
Proceeds net of repayments Notes Payable - Other	(11,591)	(17,470)
Cash provided by financing activities	68,409	51,130
Effect of exchange rate changes on cash	(3)	7
Net increase (decrease) in cash	(10,376)	(6,958)
Cash at beginning of period	90,941	46,002
Cash at end of period	$80,567	$39,044

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$2,193	$0
Cash paid for income tax	$0	$0

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Vycor Medical, Inc. (the “Company” or “Vycor”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2021 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The unaudited consolidated financial statements as of and for the three months ended March 31, 2022 and 2021, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts on the unaudited consolidated financial statements have been reclassified to conform to the current period presentation.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $236,737 for the three months ended March 31, 2022 and has not generated sufficient positive cash flows from operations. As of March 31, 2022 the Company had a working capital deficiency of $540,184, excluding related party liabilities of $2,299,264. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $388,733, which has a maturity date of March 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2023 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2022 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Accounting for forgivable loan received under the Small Business Administration Paycheck Protection Program

During the year ended December 31, 2020 the Company received a loan of $58,600 (“First Draw Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. During the year ended December 31, 2021 the Company received an additional PPP loan of $58,600 (“Second Draw Loan”). Under the terms of the PPP, both the First Draw Loan and Second Draw Loan were forgiven during the year ended December 31, 2021 as they were used for qualifying expenses as described in the CARES Act.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	March 31, 2022	March 31, 2021
Stock options outstanding	-	660,000
Debentures convertible into common stock	3,279,676	3,051,106
Preferred shares convertible into common stock	1,272,052	1,272,052
Directors Deferred Compensation Plan	-	1,142,442
Total	4,551,728	6,125,600

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

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive loss are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$182	$380
Total Current Assets	182	380

TOTAL ASSETS	$182	$380

LIABILITIES
Current Liabilities
Accounts payable	$4	$4
Accrued liabilities - Other	-	-
Other current liabilities	(620)	(576)
Total Current Liabilities	$(616)	$(572)

Major line items constituting loss from discontinued operations

	For the three months ended March 31,
	2022	2021

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative	751	11,569
Total Operating expenses	751	11,569
Operating Loss	(751)	(11,569)

Other Income (Expense)
Loss on foreign currency exchange	(4)	(603)
Total Other Income (Expense)	(4)	(603)

Loss Before Credit for Income Taxes	(755)	(12,172)
Credit for income taxes	-	-
Loss from discontinued operations, net of tax	$(755)	$(12,172)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	March 31, 2022	December 31, 2021

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2022 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and March 25, 2022 the Company issued twelve promissory notes to Fountainhead Capital Management Limited for $370,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Eleven notes were extended on their due dates for another twelve months. The Notes will be due between July 2022 and May 2023 or on demand by the Payee.	370,873	290,873
Total Related Party Notes Payable	$400,873	$320,873

Other Notes Payable

Other Notes Payable consists of:

	March 31, 2022	December 31, 2021
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to March 31, 2023. See further note below.	$300,000	$300,000
Current portion of Long-Term Notes payable, see below	1,319	-
Insurance policy finance agreements.	7,738	19,329
Total Notes Payable:	$309,057	$319,329

Long-Term Notes Payable consists of:

	March 31, 2022	December 31, 2021
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing twelve (12) months from the date of the note and is secured by essentially all of the assets of the Company. The proceeds of the Loan will be used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$148,681	$150,000
Total Long-Term Notes Payable:	$148,681	$150,000

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,279,676 shares of Common Stock as of March 31, 2022. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50. On March 29, 2022 the maturity date of the Note was extended to March 31, 2023. No other term was amended on the Note.

The Company routinely finances all their insurance policies through a third party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheet at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Operating Lease ROU Assets	$68,053	$79,560
	$68,053	$79,560

Operating Lease Liabilities
Current portion	47,518	46,915
Long-term portion	$18,379	$30,580
	$65,897	$77,495

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

	Three Months Ended March 31,
	2022	2021
Revenue:
Vycor Medical	$287,356	$262,714
NovaVision	$26,477	$33,035
	$313,833	$295,749
Gross Profit
Vycor Medical	$256,337	$235,932
NovaVision	$24,087	$31,340
	$280,424	$267,272

	March 31,	December 31,
	2022	2021
Total Assets:
Vycor Medical	$910,098	$901,930
NovaVision	22,699	33,054
Discontinued operations	182	380
Total Assets	$932,979	$935,364

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,
	2022	2021
Revenue:
United States	$310,605	$288,780
Europe	$3,228	$6,969
	$313,833	$295,749
Gross Profit
United States	$277,212	$260,371
Europe	$3,212	$6,901
	$280,424	$267,272

	March 31,	December 31,
	2022	2021
Total Assets:
United States	$926,757	$928,761
Europe	6,040	6,223
Discontinued operations	182	380
Total Assets	$932,979	$935,364

7. EQUITY

Equity Transactions

During January to March 2022 and 2021, the Company granted 0 and 99,999 shares of Common Stock respectively, (valued at $0 and $21,000 respectively) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares is deferred until the January 15th following the termination of their services as a director, or following the termination of the Plan. The Plan was terminated on April 1, 2021 and the shares issued following the period end (see Note 13).

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

During January to March 2022 and 2021, under the terms of the Consulting Agreement referred to in note 10, the Company issued 535,714 of Common Stock to Fountainhead valued at $45,536 and $101,430, respectively.

Stock Options

The details of the outstanding stock options are as follows:

	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2020	680,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled or expired	(680,000)	0.28
Outstanding at December 31, 2021	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2022	-	$-

As of March 31, 2022, the weighted-average remaining contractual life of outstanding options is 0 years.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for stock granted to non-employees for each of the three months ended March 31, 2022 and 2021 was $50,568 and $122,430, respectively. As of March 31, 2022, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

9. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,000 per month, plus other charges of approximately $1,500 per month. The lease terminated September 30, 2020 and was extended for a further three years to August 31, 2023. The Company’s subsidiary in Germany occupied premises on a rolling 12 month lease agreement with a 3 month notice period of EUR1,650 per month (approximately $1,815), which was terminated effective June 30, 2020. Rent expense for the three months ended March 31, 2022 and 2021 for the continuing operations was $20,604 and $19,477 respectively. See Note 5.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the three months ended March 31, 2022 and the year ended December 31, 2021 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

10. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended March 31, 2022:

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

During the three months ended March 31, 2022 and March 31, 2021, under the terms of the Amended Agreement, Fountainhead received 535,714 shares of Company Common Stock, valued at $45,536 and $101,430, respectively.

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

11. RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at March 31, 2022, 61.5% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.16% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During each of the three months ended March 31, 2022 and March 31, 2021, under the terms of the Consulting Agreement referred to in note 10, the Company issued 535,714 shares of Common Stock to Fountainhead valued at $45,536 and $101,430, respectively.

During each of the three months ended March 31, 2022 and 2021, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,019 was regarding Fountainhead and $41,693 was regarding of Peter Zachariou. Total accrued Preferred D Stock dividends at March 31, 2022 and 2021 was $1,784,040 and $1,459,669, respectively, of which $1,243,205 and $1,017,167, respectively, was regarding Fountainhead and $458,622 and $375,237, respectively, was regarding of Peter Zachariou.

During the three months ended March 31, 2022 and 2021 the Company issued unsecured loan notes to Fountainhead for a total of $80,000 and $10,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 4).

There were no other related party transactions during the three months ended March 31, 2022 and 2021.

12. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended March 31,
	2022	2021
Number of customers over 10%	0	0
Percentage of sales	0%	0%

Accounts Receivable Concentration

	At March 31,	At December 31,
	2022	2021

Number of customers over 10%	0	1
Percentage of accounts receivable	0%	11%

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. The Company has 61 issued or allowed patents and a further 10 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

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

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in a number of other international markets. Vycor Medical has 30 granted and 10 pending patents.

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury, and has 31 granted patents.

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses1 and generated a small cash operating profit1 during the three months ended March 31, 2022. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands and demonstrating applicability in a broader range of pathologies. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters to access new neurosurgeon users.

The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users in each territory to identify both new potential users and also high-quality distribution partners to bolster our existing network.

1 Operating Income or Loss before Depreciation, Amortization and non-cash Stock Compensation

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

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Revenue and Gross Margin:

	Three months ended
	March 31,
	2022	2021	% Change
Revenue:
Vycor Medical	$287,356	$262,714	9%
NovaVision	$26,477	$33,035	-20%
	$313,833	$295,749	6%
Gross Profit
Vycor Medical	$256,337	$235,932	9%
NovaVision	$24,087	$31,340	-23%
	$280,424	$267,272	5%

Vycor Medical recorded revenue of $287,356 from the sale of its products for the three months ended March 31, 2022, an increase of $24,642, or 9%, over the same period in 2021. Gross margin of 89% and 90% was recorded for the three months ended March 31, 2022 and 2021, respectively.

NovaVision recorded revenues of $26,477 for the three months ended March 31, 2022, a decrease of $6,559 over the same period in 2021, of which $5,096 related to delayed recording of 2020 licensing fees from NovaVision’s German licensee during the three months ended March 31, 2021. Gross margin was 91%, compared to 95% for the same period in 2021.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $138,802 to $318,674 for the three months ended March 31, 2022 from $457,476 for the same period in 2021. Included within Selling, General and Administrative Expenses are non-cash charges for stock based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended March 31, 2022 was $50,568, a $71,682 decrease from the charge in 2021 of $122,430. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $9,656 from $47,670 to $57,326 in 2021, reflecting a proportional increase in US sales.

The remaining Selling, General and Administrative expenses decreased by $76,595 from $287,376 to $210,780 in 2022. Patent costs decreased by $15,998 due a lower level of Vycor division patent activity during the period, and software development and regulatory fees decreased by $18,604 as a result of EU audit costs in the prior year.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	9,656	-
Scientific, clinical and software development	1,005	-
Payroll	(625)	-
Regulatory	(18,604)	-
Legal, patent, audit/accounting	(23,662)	-
Other (travel/regulatory/premises)	(34,709)
Board and financial	-	(71,682)
Total change	(66,939)	(71,682)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended March 31, 2022 was $7,912 compared to $7,665 for 2021. Other Interest expense for the three months ended March 31, 2022 was $12,314 compared to $16,118 for 2021.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $11,417 to $755 in 2022 from $12,172 in 2021; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021	$ Change
Cash	$80,567	$90,941	$(10,374)
Accounts receivable, inventory and other current assets	$432,317	$396,470	$35,847
Total current liabilities	$(3,352,332)	$(3,149,997)	$(202,335)
Working capital	$(2,839,448)	$(2,662,586)	$(176,862)
Cash provided by financing activities	$68,409	$51,130	$17,279

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash used in operating activities during the three months ended March 31, 2022 and 2021, with a commentary of changes during the periods and known or anticipated future changes:

	March 31, 2022	March 31, 2021	$ Change
Net loss	$(74,552)	$(242,919)	$168,367

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$15,563	$14,156	$1,407
Share based compensation	$50,568	$122,430	$(71,862)
Other	$5,960	$3,090	$2,870
	$72,091	$139,676	$(67,585)

Net loss adjusted for non-cash items	$(2,461)	$(103,243)	$100,782
Changes in working capital
Accounts receivable	$(35,686)	$15,382	$(51,068)
Accounts payable and accrued liabilities	$(48,168)	$40,429	$(88,597)
Inventory	$(2,117)	$(21,628)	$19,511
Prepaid expenses and net insurance financing repayments	$(20,127)	$(870)	$(19,257)
Accrued interest (not paid in cash)	$18,032	$23,783	$(5,751)
Changes in discontinued operations, net	$154	$(5,483)	$5,637
	$(87,912)	$51,613	$(139,525)

Cash provided by (used in) operating activities, adjusted for net insurance repayments	$(90,373)	$(51,630)	$(38,743)

The adjustments to reconcile net loss to cash of $72,091 in the period have no impact on liquidity. The positive change in net loss adjusted for non-cash items of $100,784 was primarily due an increase in sales in the Vycor division, which also accounts for the increase in accounts receivable of $51,068. The change in accounts payable and accrued liabilities of $88,597 between the 2022 and 2021 periods was mainly due to the settlement of expenses incurred during the final quarter of 2021.

Additional inventory of $23,823 was purchased during the three months ended March 31, 2022 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $100,000 during the next twelve months for VBAS and VBAS AC.

Investing Activities. There was no cash used in investing activities during the three months ended March 31, 2022 and the Company anticipates limited investing activities during the next twelve months.

Financing Activities. During the three months ended March 31, 2022 the Company received funds of $80,000 in respect of loans from Fountainhead.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $236,737 for the three months ended March 31, 2022 and has not generated sufficient positive cash flows from operations. As of March 31, 2022 the Company had a working capital deficiency of $540,184, excluding related party liabilities of $2,299,264. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Strategy”, the Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses1 and generated a small cash operating profit1 during the three months ended March 31, 2022. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands and demonstrating applicability in a broader range of pathologies. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters to access new neurosurgeon users. The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users in each territory to identify both new potential users and also high-quality distribution partners to bolster our existing network. The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that will snap onto the VBAS and allow for a neuronavigation pointer to be fully integrated into the body of the VBAS. This VBAS AC model range has received US FDA 510(k) clearance, EU clearance and is going through the regulatory process elsewhere internationally; it is envisaged that it will be available during 2022. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with neurosurgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities in selected geographies that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform, including into new areas. As a result, the Company closed the NovaVision German office and entered into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland, and is seeking similar partnerships in other territories with regional companies able to leverage NovaVision’s clinically supported vision therapies. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2023 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $388,732, which has a maturity date of March 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2023 will be available. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 10, 2022, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2022

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	May 10, 2022

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	May 10, 2022

