Form 10-Q
period 2022-09-30
VYCOR MEDICAL INC
filed 2022-11-14
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2022

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

There were 32,527,172 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 11, 2022.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$32,570	$90,941
Trade accounts receivable	180,558	126,096
Inventory	267,542	207,521
Prepaid expenses and other current assets	98,244	62,473
Current assets of discontinued operations	880	380
Total Current Assets	579,794	487,411
Fixed assets, net	319,422	362,393

Intangible and Other assets:
Security deposits	6,000	6,000
Operating lease - right of use assets	44,600	79,560
Total Intangible and Other assets	50,600	85,560
TOTAL ASSETS	$949,816	$935,364

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$219,007	$227,720
Accrued interest: Other	413,091	380,479
Accrued interest: Related party	134,700	106,444
Accrued liabilities - Other	97,445	126,959
Accrued liabilities - Related Party	1,946,220	1,621,850
Notes payable: Other	337,721	319,329
Notes payable: Related Party	430,873	320,873
Current operating lease liabilities	44,600	46,915
Current liabilities of discontinued operations	(1,409)	(572)
Total Current Liabilities	3,622,248	3,149,997

Loan Payable - SBA EIDL	147,070	150,000
Operating lease liability - Long term	0	30,580
Total Long-term Liabilities	147,070	180,580
TOTAL LIABILITIES	3,769,318	3,330,577
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at September 30, 2022 and December 31, 2021 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at September 30, 2022 and December 31, 2021, 32,630,506 and 30,921,701 shares issued and 32,527,172 and 30,818,367 outstanding at September 30, 2022 and December 31, 2021 respectively	3,263	3,092
Additional Paid-in Capital	29,360,447	29,172,169
Treasury Stock (103,334 shares of Common Stock as at September 30, 2022 and December 31, 2021 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(32,309,881)	(31,697,142)
Accumulated Other Comprehensive Income	127,675	127,674
Total Stockholders’ Deficiency	(2,819,502)	(2,395,213)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$949,816	$935,364

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021`

Revenue	$309,969	$332,087	$951,725	$1,119,263
Cost of Goods Sold	42,199	35,145	103,493	102,950
Gross Profit	267,770	296,942	848,232	1,016,313

Operating Expenses:
Research and development	-	1,825	-	8,454
Depreciation and amortization	14,559	17,728	43,857	49,275
Selling, general and administrative	341,256	365,785	1,019,693	1,230,340
Total Operating Expenses	355,815	385,338	1,063,550	1,288,069
Operating loss	(88,045)	(88,396)	(215,318)	(271,756)

Other Income (Expense)
Interest expense: Related Party	(10,351)	(8,088)	(28,257)	(23,753)
Interest expense: Other	(13,511)	(12,685)	(39,195)	(42,465)
Loss on foreign currency exchange	(405)	(372)	(1,065)	(1,371)
Forgiveness of debt Paycheck Protection Program	-	117,200	-	117,200
Total Other Income (Expense)	(24,267)	96,055	(68,517)	49,611

Income (Loss) Before Credit for Income Taxes	(112,312)	7,659	(283,835)	(222,145)
Credit for income taxes	-	-	-	-
Net Income (Loss) from continuing operations	(112,312)	7,659	(283,835)	(222,145)
Loss from discontinued operations, net of tax	(2,495)	(3,966)	(4,534)	(26,455)
Net Income (Loss)	(114,807)	3,693	(288,369)	(248,600)

Preferred stock dividends	(162,185)	(162,185)	(324,370)	(324,370)
Net Loss Available to Common Stockholders	$(276,992)	$(158,492)	$(612,739)	$(572,970)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	1	4	1	6
Comprehensive Income (Loss)	$(114,806)	$3,697	$(288,368)	$(248,594)

Net Income (Loss) Per Share - basic and diluted
Income (Loss) from continuing operations	$(0.00)	$0.00	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss available to common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted	31,997,281	30,219,556	31,432,040	29,249,192

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 2022	32,094,792	$3,209	1	$0	270,306	$27	(103,334)	$(1,033)	$29,303,715	$(32,032,889)	$127,674	$(2,599,297)
Issuance of stock for board and consulting fees	535,714	54							56,732			56,786
Accumulated Comprehensive Income											1	1
Net loss for period available to common stockholders										(276,992)		(276,992)
Balance at September 30, 2022	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,360,447	$(32,309,881)	$127,675	$(2,819,502)

									Additional
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI	Total

Balance at December 31, 2021	30,921,701	$3,092	1	$0	270,306	$27	(103,334)	$(1,033)	$29,172,169	$(31,697,142)	$127,674	$(2,395,213)
Issuance of stock for board and consulting fees	1,607,142	161							176,089			176,250
Issuance of stock for consulting fees	101,663	10							12,189			12,199
Accumulated Comprehensive Income											1	1
Net loss for period available to common stockholders										(612,739)		(612,739)
Balance at September 30, 2022	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,360,447	$(32,309,881)	$127,675	$(2,819,502)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 2021	30,317,067	$3,032	1	$0	270,306	$27	(103,334)	$(1,033)	$29,043,123	$(31,351,588)	$127,671	$(2,178,768)
Issuance of stock for board and consulting fees	535,714	53							77,089			77,142
Accumulated Comprehensive Income											4	4
Net loss for period available to common stockholders										(158,492)		(158,492)
Balance at September 30, 2021	30,852,781	$3,085	1	$0	270,306	$27	(103,334)	$(1,033)	$29,120,212	$(31,510,080)	$127,675	$(2,260,114)

									Additional
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	OCI	Total

Balance at December 31, 2020	27,534,740	$2,753	1	$0	270,306	$27	(103,334)	$(1,033)	$28,826,378	$(30,937,110)	$127,669	$(1,981,316)
Issuance of stock for board and consulting fees	1,708,805	171							272,995			273,166
Issuance of stock related to deferred compensation of directors	1,609,236	161							(161)			-
Directors deferred compensation granted	-								21,000			21,000
Accumulated Comprehensive Income											6	6
Net loss for period available to common stockholders										(572,970)		(572,970)
Balance at September 30, 2021	30,852,781	$3,085	1	$0	270,306	$27	(103,334)	$(1,033)	$29,120,212	$(31,510,080)	$127,675	$(2,260,114)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(288,369)	$(248,600)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	-	8,983
Depreciation of fixed assets	46,073	41,665
Inventory provision	11,360	9,270
Stock based compensation	187,381	284,102
Forgiveness of debt Paycheck Protection Program	-	(117,200)

Changes in assets and liabilities:
Accounts receivable	(54,462)	(17,646)
Inventory	(71,381)	(49,838)
Prepaid expenses	(32,638)	2,871
Accounts payable	(8,713)	9,468
Accrued interest - Related Party	28,256	23,753
Accrued interest - Other	29,682	40,271
Accrued liabilities - Other	(29,514)	6,608
Changes in discontinued operations, net	(1,337)	(3,791)
Cash used in operating activities	(183,662)	(10,084)
Cash flows from investing activities:
Purchase of fixed assets	(3,102)	(38,690)
Cash used in investing activities	(3,102)	(38,690)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	110,000	10,000
Proceeds from Paycheck Protection Program	-	58,600
Proceeds net of repayments Notes Payable - Other	18,392	12,740
Cash provided by financing activities	128,392	81,340
Effect of exchange rate changes on cash	1	5
Net increase (decrease) in cash	(58,371)	32,571
Cash at beginning of period	90,941	46,002
Cash at end of period	$32,570	$78,573

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$6,579	$2,193
Cash paid for income tax	$0	$0

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $612,739 for the nine months ended September 30, 2022 and has not generated sufficient positive cash flows from operations. As of September 30, 2022 the Company had a working capital deficiency of $530,661, excluding related party liabilities of $2,511,793. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $412,798, which has a maturity date of March 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2023 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2023 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	September 30, 2022	September 30, 2021
Debentures convertible into common stock	3,394,276	3,165,705
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	4,666,328	4,437,757

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

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive loss are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$880	$380
Total Current Assets	880	380

TOTAL ASSETS	$880	$380

LIABILITIES
Current Liabilities
Accounts payable	$4	4
Other current liabilities	(1,413)	(576)
Total Current Liabilities	$(1,409)	$(572)

Major line items constituting loss from discontinued operations

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative	2,420	3,921	4,413	25,567
Total Operating Expenses	2,420	3,921	4,413	25,567
Operating Loss	(2,420)	(3,921)	(4,413)	(25,567)

Other Income (Expense)
Loss on foreign currency exchange	(75)	(45)	(121)	(888)
Total Other Income (Expense)	(75)	(45)	(121)	(888)

Loss Before Credit for Income Taxes	(2,495)	(3,966)	(4,534)	(26,455)
Credit for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(2,495)	$(3,966)	$(4,534)	$(26,455)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	September 30, 2022	December 31, 2021

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2023 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and August 26, 2022 the Company issued thirteen promissory notes to Fountainhead Capital Management Limited for $400,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Eleven notes were extended on their due dates for another twelve months. The Notes will be due between December 2022 and August 2023 or on demand by the Payee.	400,873	290,873
Total Related Party Notes Payable	$430,873	$320,873

Other Notes Payable

Other Notes Payable consists of:

	September 30, 2022	December 31, 2021
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to March 31, 2023. See further note below.	$300,000	$300,000
Current portion of Long-Term Notes payable, see below	2,930	-
Insurance policy finance agreements.	34,791	19,329
Total Notes Payable:	$337,721	$319,329

Long-Term Notes Payable consists of:

	September 30, 2022	December 31, 2021
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$147,070	$150,000
Total Long-Term Notes Payable:	$147,070	$150,000

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,394,276 shares of Common Stock as of September 30, 2022. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheet at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Operating Lease ROU Assets	$44,600	$79,560
	$44,600	$79,560

Operating Lease Liabilities
Current portion	$44,600	$46,915
Long-term portion	-	30,580
	$44,600	$77,495

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Vycor Medical	$289,706	$301,540	$875,785	$1,026,572
NovaVision	$20,263	$30,547	$75,940	$92,691
	$309,969	$332,087	$951,725	$1,119,263
Gross Profit
Vycor Medical	$249,141	$269,986	$777,963	$930,180
NovaVision	$18,629	$26,956	$70,269	$86,133
	$267,770	$296,942	$848,232	$1,016,313

	September 30,	December 31,
	2022	2021
Total Assets:
Vycor Medical	$924,752	$901,930
NovaVision	24,184	33,054
Discontinued operations	880	380
Total Assets	$949,816	$935,364

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
United States	$308,368	$328,250	$944,480	$1,104,939
Europe	$1,601	$3,837	$7,245	$14,324
	$309,969	$332,087	$951,725	$1,119,263
Gross Profit
United States	$266,168	$293,187	$841,012	$1,002,169
Europe	$1,602	$3,755	$7,220	$14,144
	$267,770	$296,942	$848,232	$1,016,313

	September 30,	December 31,
	2022	2021
Total Assets:
United States	$942,756	$928,761
Europe	6,180	6,223
Discontinued operations	880	380
Total Assets	$949,816	$935,364

7. EQUITY

Common Stock Grants

During January to September 2022 and 2021, under the terms of the Consulting Agreement referred to in Note 10, the Company issued 1,607,142 of Common Stock to Fountainhead valued at $176,250 and $253,037, respectively.

On April 1, 2022 and 2021 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement (see Note 10).

During January to September 2021, the Company granted 99,999 shares of Common Stock (valued at $21,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares was deferred until the January 15th following the termination of their services as a director, or following the termination of the Plan. The Plan was terminated on April 1, 2021 and the Company issued 575,649 and 566,793 shares of common stock to Steve Girgenti and Lowell Rush in respect of their Deferred Compensation shares following their resignations from the board.

Stock Options

The details of the outstanding stock options are as follows:

	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2020	680,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled or expired	(680,000)	0.28
Outstanding at December 31, 2021	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2022	-	$-

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for stock granted to non-employees for each of the nine months ended September 30, 2022 and 2021 was $187,381 and $284,102, respectively.

9. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,000 per month, plus other charges of approximately $2,500 per month. The lease terminated September 30, 2020 and was extended for a further three years to August 31, 2023. Rent expense for the nine months ended September 30, 2022 and 2021 for the continuing operations was $58,666 and $58,691 respectively. See Note 5.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the nine months ended September 30, 2022 and the year ended December 31, 2021 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

10. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the period ended September 30, 2022:

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

Effective January 1, 2021, the Company made an amendment to the Fountainhead Consulting Agreement (“the Amended Agreement”). Under the Amended Agreement, fees are payable to Fountainhead, with an option to receive $5,000 per month in cash, and the remainder payable in Company Common Stock (“Shares”) as follows: 1) 535,714 Shares on the last day of each quarter; to the extent there are cash retainer payments during the quarter, the Shares shall be reduced by a number calculated by dividing the cash amount by the average closing price of the Shares for the 30 trading days prior to issuance; or 2) if the average closing price of the Shares for the 30 trading days prior to issuance is above $0.21, a number of Shares calculated by dividing $112,500 by the average closing price of the Shares for the 30 trading days prior to issuance. The Consulting Agreement also contains provisions for Fountainhead to receive a higher proportion of its fees in cash subject to certain future liquidity events and Board approval. Under the terms of the Amended Agreement, Fountainhead continues to provide the executive management team of the Company, including the positions of CEO, President and CFO, whose employment agreements with the Company stipulate they receive no remuneration from the Company.

During the nine months ended September 30, 2022 and September 30, 2021, under the terms of the Amended Agreement, Fountainhead received 1,607,142 of Common Stock to Fountainhead valued at $176,250 and $253,037, respectively.

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

11. RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead that owned, at September 30, 2022, 62.5% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During each of the nine months ended September 30, 2022 and September 30, 2021, under the terms of the Amended Agreement referred to in Note 10, the Company issued 1,607,142 shares of Common Stock to Fountainhead valued at $176,250 and $253,037, respectively.

During each of the nine months ended September 30, 2022 and 2021, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,038 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at September 30, 2022 and 2021 was $1,946,220 and $1,621,850, respectively, of which $1,356,224 and $1,130,186, respectively, was regarding Fountainhead and $500,315 and $416,929, respectively, was regarding Peter Zachariou.

During the nine months ended September 30, 2022 and 2021 the Company issued unsecured loan notes to Fountainhead for a total of $110,000 and $10,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 4).

There were no other related party transactions during the nine months ended September 30, 2022 and 2021.

12. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended September 30,
	2022	2021

Number of customers over 10%	1	-
Percentage of sales	10%	0%

	Nine months ended September 30,
	2022	2021

Number of customers over 10%	-	-
Percentage of sales	0%	0%

Accounts Receivable Concentration

	At September 30,	At December 31,
	2022	2021

Number of customers over 10%	1	1
Percentage of accounts receivable	11%	11%

The Company has three sub-contract manufacturers from which it purchases, respectively, VBAS injection molded parts, completed and sterilized VBAS units, and VBAS extension arms. Purchases from these manufacturers vary from quarter to quarter, with no purchases in some quarters, however on an annual basis purchases from each manufacturer represent over 10% of total annual purchases.

13. SUBSEQUENT EVENTS

On October 3, 2022 the Company issued unsecured loan notes to Fountainhead for $10,000.

The Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the unaudited consolidated financial statements were issued and has determined that, other than the above, there were no significant subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

The Company periodically engages in discussions with potential strategic partners for or purchasers of each or both of our operating divisions. In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model, entering into a license agreement with HelferApp GmbH, a cognitive therapy specialist. Under the agreement, HelferApp is licensed to provide NovaVision’s products and therapies in Germany, Austria and Switzerland to patients and professionals. The NovaVision German office was closed effective June 30, 2020.

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

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses1 and generated a cash operating profit1 during the nine months ended September 30, 2022. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands and demonstrating applicability in a broader range of pathologies. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters to access new neurosurgeon users.

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

1 Operating Income or Loss before Depreciation, Amortization and non-cash Stock Compensation

The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that snaps onto the VBAS and allows for a neuronavigation pointer to be fully integrated into the body of the VBAS; this new model range, known as the VBAS AC, was launched in September 2022. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with neurosurgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures.

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

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Revenue and Gross Margin:

	Three months ended
	September 30,
	2022	2021	% Change
Revenue:
Vycor Medical	$289,706	$301,540	-4%
NovaVision	$20,263	$30,547	-34%
	$309,969	$332,087	-7%
Gross Profit
Vycor Medical	$249,141	$269,986	-8%
NovaVision	$18,629	$26,956	-31%
	$267,770	$296,942	-10%

Vycor Medical recorded revenue of $289,706 from the sale of its products for the three months ended September 30, 2022, a decrease of $11,834, or 4%, over the same period in 2021. Gross margin of 86% and 90% was recorded for the three months ended September 30, 2022 and 2021, respectively.

NovaVision recorded revenues of $20,263 for the three months ended September 30, 2022, a decrease of $10,284, or 34% over the same period in 2021. Gross margin was 92%, compared to 88% for the same period in 2021.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $24,529 to $341,256 for the three months ended September 30, 2022 from $365,785 for the same period in 2021. Included within Selling, General and Administrative Expenses are non-cash charges for stock based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended September 30, 2022 was $59,836, a $22,339 decrease from the charge in 2021 of $82,175. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $9,987 from $61,598 to $51,611 in 2022.

The remaining Selling, General and Administrative expenses increased by $7,797 to $229,809 from $222,012 in 2021. Patent costs increased by $17,147 mainly due to quarterly timing differences, and payroll costs increased by $14,252. Scientific and software development decreased by $10,099.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Payroll	14,252	-
Other (travel/insurance/premises)	5,615	-
Legal, patent, audit/accounting	2,197	-
Regulatory	(4,168)	-
Commissions	(9,987)	-
Scientific advisory	(10,099)
Board and financial	-	(22,339)
Total change	(2,190)	(22,339)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2022 and 2021 was $10,351 and $8,088, respectively. Other Interest expense for the three months ended September 30, 2022 and 2021 was $13,511 and $12,685, respectively.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $1,471 to $2,495 in 2022 from $3,966 in 2021; the Company has some ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Comparison of the Nine months ended September 30, 2022 to the Nine months ended September 30, 2021

Revenue and Gross Margin:

`	Nine months ended
	September 30,
	2022	2021	% Change
Revenue:
Vycor Medical	$875,785	$1,026,572	-15%
NovaVision	$75,940	$92,691	-18%
	$951,725	$1,119,263	-15%
Gross Profit
Vycor Medical	$777,963	$930,180	-16%
NovaVision	$70,269	$86,133	-18%
	$848,232	$1,016,313	-17%

Vycor Medical recorded revenue of $875,785 from the sale of its products for the nine months ended September 30, 2022, a decrease of $150,787, or 15%, over the same period in 2021. The 2021 period had an unusually high level of activity as Vycor’s markets, particularly the US, recovered from Covid and hospitals re-stocked their inventories and recommenced surgeries and procedures that had been deferred or postponed, particularly in the three months ended June 30, 2021. Gross margin of 89% and 91% was recorded for the nine months ended September 30, 2022 and for the same period in 2021.

NovaVision recorded revenues of $75,940 for the nine months ended September 30, 2022, a decrease of $16,751 over the same period in 2021, and gross margin of 93%, for the both periods in 2022 and 2021.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $210,646 to $1,019,693 for the nine months ended September 30, 2022 from $1,230,340 for the same period in 2021. Included within Selling, General and Administrative Expenses are non-cash charges for stock based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2022 was $187,381, a decrease of $96,721 over $284,102 in 2021. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $45,317 from $212,924 to $167,607.

The remaining Selling, General and Administrative expenses decreased by $68,609 from $733,314 to $664,705. Patent costs decreased by $22,183 and scientific and software development costs by $28,329, reflecting lower levels of activity compared to 2021; payroll increased by $25,026.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Payroll	25,026	-
Regulatory	(3,680)	-
Scientific advisory	(28,329)
Other (travel/insurance/premises)	(28,446)	-
Legal, patent, audit/accounting	(33,180)	-
Commissions	(45,317)	-
Board and financial	-	(96,721)
Total change	(113,926)	(96,721)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2022 was $28,257 compared to $23,753 for 2021. Other Interest expense for the nine months ended September 30, 2022 was $39,195 compared to $42,465 for 2021 following the forgiveness of PPP loans.

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021	$ Change
Cash	$32,570	$90,941	($58,371)
Accounts receivable, inventory and other current assets	$547,224	$396,470	$150,754
Total current liabilities	$(3,622,248)	$(3,149,997)	$(472,251)
Working capital	$(3,042,454)	$(2,662,586)	$(379,868)
Cash provided by financing activities	$128,392	$61,945	$(66,447)

Operating Activities. Cash provided by (used in) operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by (used in) operating activities.

The following table shows the principle components of cash provided by (used in) operating activities during the nine months ended September 30, 2022 and 2021, with a commentary of changes during the periods and known or anticipated future changes:

	September 30, 2022	September 30, 2021	$ Change
Net loss	$(288,369)	$(248,600)	$(39,769)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$46,073	$50,648	$(4,575)
Stock based compensation	$187,381	$284,102	$(96,721)
Other	$11,360	$(107,930)	$119,290
	$244,814	$226,820	$17,994

Net loss adjusted for non-cash items	$(43,555)	$(21,780)	$(21,775)
Changes in working capital
Accounts receivable	$(54,462)	$(17,646)	$(36,816)
Accounts payable and accrued liabilities	$(38,227)	$16,076	$(54,303)
Inventory	$(71,381)	$(49,838)	$(21,543)
Prepaid expenses and net insurance financing repayments	$(14,246)	$15,611	$(29,857)
Accrued interest (not paid in cash)	$57,938	$64,024	$(6,086)
Changes in discontinued operations, net	$(1,337)	$(3,791)	$2,454
	$(121,715)	$24,436	$(146,151)

Cash provided by (used in) operating activities, adjusted for net insurance repayments	$(165,270)	$2,656	$(167,926)

The adjustments to reconcile net loss to cash of $244,814 in the period have no impact on liquidity. The change in accounts payable and accrued liabilities of $54,303 between the 2022 and 2021 periods was mainly due to the settlement of expenses during the 2021 period incurred during the final quarter of 2020.

Additional inventory of $136,932 was purchased during the nine months ended September 30, 2022 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $130,000 during the next twelve months for VBAS and VBAS AC.

Investing Activities. Cash used in investing activities of continuing operations for the nine months ended September 30, 2022 was $3,102.

Financing Activities. During the nine months ended September 30, 2022 the Company received funds of $110,000 in respect of loans from Fountainhead.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $612,739 for the nine months ended September 30, 2022 and has not generated sufficient positive cash flows from operations. As of September 30, 2022 the Company had a working capital deficiency of $530,661, excluding related party liabilities of $2,511,793. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Strategy”, The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses1 and generated a cash operating profit1 during the nine months ended September 30, 2022. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands and demonstrating applicability in a broader range of pathologies. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing KOL neurosurgeon VBAS supporters to access new neurosurgeon users. The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users in each territory to identify both new potential users and also high-quality distribution partners to bolster our existing network. The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and has been well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that snaps onto the VBAS and allows for a neuronavigation pointer to be fully integrated into the body of the VBAS; this new model range, known as the VBAS AC, was launched in September 2022. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with neurosurgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures. For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities in selected geographies that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform, including into new areas. As a result, the Company closed the NovaVision German office and entered into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland, and is seeking similar partnerships in other territories with regional companies able to leverage NovaVision’s clinically supported vision therapies. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

2 Operating Income or Loss before Depreciation, Amortization and non-cash Stock Compensation

However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2023 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $412,798, which has a maturity date of March 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2023 will be available. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 11, 2022, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following unregistered securities during the period from January 1, 2022 through November 11, 2022:

Issuance Type	Security	Shares
FHC Management Fees	Common	1,607,142
Consulting agreement fees: Ricardo Komotar	Common	101,663

Total	Common	1,708,805

There were no cash proceeds from these issuances

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2022

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	November 14, 2022

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	November 14, 2022

