Form 10-K
period 2022-12-31
VYCOR MEDICAL INC
filed 2023-04-14
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,667,743 (assuming $0.14 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 32,628,835 shares of common stock par value $0.0001 as of April 14, 2023

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury and has 31 granted patents.

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses1. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands and demonstrating applicability in a broader range of pathologies. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing key opinion leader (“KOL”) neurosurgeon VBAS supporters to access new neurosurgeon users.

The Company continues to target key international territories including Europe where it intends to drive adoption of its VBAS product through selected key KOL neurosurgeon VBAS users in each territory to identify both new potential users and also high-quality distribution partners to bolster our existing network.

The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and was well received by surgeons. The second phase involves the introduction of an optional Alignment Clip accessory that snaps onto the VBAS and allows for a neuronavigation pointer to be fully integrated into the body of the VBAS; this new model range, known as the VBAS AC, was launched in September 2022. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with neurosurgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures.

For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities in selected geographies that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform, including into new areas. As a result, the Company closed the NovaVision German office and entered into a license agreement with HelferApp, a cognitive therapy specialist, for Germany, Austria and Switzerland. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

1 Operating Income or Loss before Depreciation, Amortization and non-cash Stock Compensation

3. Other Matters

Product Liability Insurance

We presently have Product Liability insurance for Vycor Medical and Professional Liability insurance for NovaVision.

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

Employees

We currently have 6 employees.

Website.

The Company operates websites at www.vycormedical.com, www.vycorvbas.com, www.novavision.com and www.sightscience.com. NovaVision’s German partner, HelferApp, maintains the www.novavision.de website.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Beginning on July 20, 2009, our Common Stock was quoted on the OTC Bulletin Board under the symbol “VYCO”.

The market price of our common stock, like that of other early-stage medical device companies, is highly volatile and is subject illiquidity and to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors.

Holders

As of April 14, 2023 and April 12, 2022 there were 32,628,835 and 31,455,744 shares of common stock issued and outstanding, respectively, and approximately 129 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is EQ by Equiniti, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MV 55120

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2022 through April 14, 2023 which were not registered under the Securities Act

Common Stock:

Issuance Type	Security	Security
FHC Management Fees (1)	Common	1,607,142
Ricardo Komotar (2)	Common	203,326

1) Per Agreement between the Company and Fountainhead Capital Management Limited

2) Consulting fees paid in connection with a Consulting Agreement between the Company and the holder

The securities issued in the above-mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Revenue and Gross Margin:

Vycor Medical recorded revenue of $1,130,915 from the sale of its products for the year ended December 31, 2022, a decrease of $142,687 (or 11%) over 2021. The 2021 period had an unusually high level of activity as Vycor’s markets, particularly the US, recovered from Covid and hospitals re-stocked their inventories and recommenced surgeries and procedures that had been deferred or postponed, particularly during the 2nd and 3rd quarters of 2021.Gross margin of 88% was recorded for the year ended December 31, 2022 compared to 90% in 2021.

NovaVision recorded revenues of $92,074 for the year ended December 31, 2022, a decrease of $27,311 from 2021, and gross margin of 92%, compared to 93% for 2021.

Research & Development:

Research & Development expenses were $0 for the year ended December 31, 2022 compared to $15,159 for the year ended December 31, 2021, reflecting early-stage product development for the Vycor division.

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses decreased by $282,357 to $1,330,627 in 2022 from $1,612,984 in 2021. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing employee and non-employee shares and options which have been issued by the Company over various periods. The charge for 2022 was $185,610, a decrease of $155,488 from $341,098 in 2021, following an amendment to the Fountainhead Consulting Agreement and the departure from the Board of Messrs. Girgenti and Rush. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $47,599 to $212,910 reflecting decreased level of sales in the US.

The remaining Selling, General and Administrative expenses decreased by $79,270 from $1,011,378 to $932,106. Patent costs decreased by $44,137 due to lower patent activity during the period and lower costs of NovaVision patents; software development and associated scientific and clinical costs related to additional development in NovaVision decreased by $57,218; marketing costs increased by $19,358 primarily from the launch of the VBAS AC product and payroll costs increased by $31,137 due to the addition of employees.

An analysis of the change in cash and non-cash G&A is shown in the table below:

2022 G&A Change	Cash G&A	Non-Cash G&A
Board and financial	-	(155,488)
Scientific, clinical and software development	(57,218)	-
Legal, patent, audit/accounting and regulatory	(48,195)	-
Commissions	(47,599)	-
Premises, insurances, other	(24,552)	-
Sales and marketing	19,558	-
Payroll	31,137	-
Total change	(126,869)	(155,488)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2022 increased $7,722 following the issuance of related party notes during 2022 and 2021 to $39,563 from $31,841 for 2021. Other Interest expense for 2022 decreased by $3,306 to $52,664 from $55,970 for 2021.

Other Income:

Other Income of $117,200 was recorded during the year ended December 31, 2021 from the forgiveness of Paycheck Protection Program loans

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $22,201 to $5,212 in 2022 from $27,413 in 2021 as the business is wound down.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021	$ Change
Cash	$37,035	$90,941	$(53,906)
Accounts receivable, inventory and other current assets	$480,728	$396,470	$84,258
Total current liabilities	$(3,654,796)	$(3,149,997)	$(504,799)
Working capital	$(3,137,033)	$(2,662,586)	$(474,447)
Cash provided by financing activities	$165,889	$61,945	$103,944

Operating Activities. Cash provided by (used in) operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by (used in) operating activities.

The following table shows the principal components of cash provided by (used in) operating activities during the years ended December 31, 2022 and 2021, with a commentary of changes during the years and known or anticipated changes:

	December 31, 2022	December 31, 2021	$ Change
Net loss	$(404,917)	$(435,662)	$30,745

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation of assets	$61,403	$68,418	$(7,015)
Stock based compensation	$185,610	$341,098	$(155,488)
Forgiveness of PPP loan	$-	$(117,200)	$117,200
Other	$15,515	$12,360	$3,155
	$262,528	$304,676	$(42,148)

Net loss adjusted for non-cash items	$(142,389)	$(130,986)	$(11,403)
Changes in working capital
Accounts receivable	$(30,108)	$33,142	$(63,250)
Accounts payable and accrued liabilities	$(63,283)	$58,521	$(121,804)
Inventory	$(56,868)	$(38,785)	$(18,083)
Prepaid expenses and net insurance financing repayments	$(21,547)	$13,379	$(34,926)
Accrued interest (not paid in cash)	$92,227	$83,423	$8,804
Changes in discontinued operations, net	$(1,659)	$(3,980)	$2,321
	$(81,238)	$145,700	$(226,938)

Cash provided by (used in) operating activities, adjusted for net insurance repayments	$(223,627)	$14,714	$(238,341)

The adjustments to reconcile net loss to cash of $262,528 in the period have no impact on liquidity. The change in accounts payable and accrued liabilities of $121,804 between the 2022 and 2021 periods was mainly due to the settlement of expenses during the 2021 period incurred during the final quarter of 2020.

Additional inventory of $162,750 was purchased during the year ended December 31, 2022 as part of normal production and for the launch of the VBAS AC, and the Company anticipates purchasing additional new inventory of approximately $75,000 during the next twelve months for VBAS and VBAS AC.

Investing Activities. Cash used in investing activities of continuing operations for the year ended December 31, 2022 was $2,780 compared to $38,375 in 2021, which primarily reflected the expenditure on the VBAS AC during 2021.

Financing Activities. During the year ended December 31, 2022 the Company received funds of $172,500 in respect of loans from Fountainhead. The Company had received a second loan of $58,600 during 2021 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. Both loans received under the Paycheck Protection Program were forgiven in August 2021 and resulted in an extinguishment of debt for $117,200, during 2021, which is included in the adjustment to reconcile net loss to cash provided by (used in) operating activities section on the cash flow statement.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $404,917 and $435,662 for the years ending December 31, 2022 and 2021 respectively and has not generated sufficient cash flows from operations. As at December 31, 2022 the Company had a working capital deficiency of $551,433 excluding related party liabilities of $2,585,600. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a reduction in cash operating losses2. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $424,897, which has a maturity date of December 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2023 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2024 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

2 Operating Income or Loss before Depreciation, Amortization and non-cash Stock Compensation

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation, although rising raw material and labor costs will result in an increase in the cost of sales.

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

Inventory

Inventories are stated at the weighted average cost method. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The provision charge for inventory for the years ended December 31, 2022 and 2021 was $13,160 and $12,360, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Set forth below are the audited consolidated financial statements for the Company for the fiscal years ended December 31, 2022 and 2021 and the report thereon of Prager Metis CPAs, LLC (PCAOB ID No. 273),

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Vycor Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vycor Medical, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, including a net loss of $404,917 and $435,662 for the years ended December 31, 2022 and 2021 respectively, and has not generated sufficient cash flows from its operations. As of December 31, 2022, the Company had working capital deficiency of $551,433, excluding related party liabilities of $2,585,600. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey
April 14, 2023

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$37,035	$90,941
Trade accounts receivable	156,204	126,096
Inventory	248,874	207,521
Prepaid expenses and other current assets	74,438	62,473
Current assets of discontinued operations	1,212	380
Total Current Assets	517,763	487,411

Fixed assets, net	303,770	362,393

Intangible and Other assets:
Security deposits	6,000	6,000
Operating lease - right of use assets	32,645	79,560
Total Intangible and Other assets	38,645	85,560
TOTAL ASSETS	$860,178	$935,364

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$200,044	$227,720
Accrued interest: Other	424,897	380,479
Accrued interest: Related party	146,007	106,444
Accrued liabilities - Other	91,352	126,959
Accrued liabilities - Related Party	1,946,220	1,621,850
Notes payable: Other	324,711	319,329
Notes payable: Related Party	493,373	320,873
Current operating lease liabilities	29,591	46,915
Current liabilities of discontinued operations	(1,399)	(572)
Total Current Liabilities	3,654,796	3,149,997

Loan Payable - SBA EIDL	146,253	150,000
Operating lease liability - Long term	-	30,580
Total Long-term Liabilities	146,253	180,580
Total Liabilities	3,801,049	3,330,577

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at December 31, 2022 and December 31, 2021 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at December 31, 2022 and December 31, 2021, 32,630,506 and 30,921,701 shares issued and 32,527,172 and 30,818,367 outstanding at December. 31, 2022 and December 31, 2021 respectively	3,263	3,092
Additional Paid-in Capital	29,355,626	29,172,169
Treasury Stock (103,334 shares of Common Stock as at December 31, 2022 and December 31, 2021 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(32,426,429)	(31,697,142)
Accumulated Other Comprehensive Income (Loss)	127,675	127,674
Total Stockholders’ Deficiency	(2,940,871)	(2,395,213)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$860,178	$935,364

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

	For the year ended December 31,
	2022	2021

Revenue	$1,222,989	$1,392,987
Cost of Goods Sold	140,644	134,728
Gross Profit	1,082,345	1,258,259

Operating Expenses:
Research and development	-	15,159
Depreciation and amortization	58,232	66,070
Selling, general and administrative	1,330,627	1,612,984
Total Operating Expenses	1,388,859	1,694,213
Operating loss	(306,514)	(435,954)

Other Income (Expense)
Interest expense: Related Party	(39,563)	(31,841)
Interest expense: Other	(52,664)	(55,970)
Loss on foreign currency exchange	(964)	(1,684)
Forgiveness of debt: Paycheck Protection Program	-	117,200
Total Other Income (Expense)	(93,191)	27,705

Loss Before Provision for Income Taxes	(399,705)	(408,249)
Provision for income taxes	-	-
Net Loss from continuing operations	(399,705)	(408,249)
Loss from discontinued operations	(5,212)	(27,413)
Net Loss	(404,917)	(435,662)

Preferred stock dividends	(324,370)	(324,370)
Net Loss Available to Common Stockholders	$(729,287)	$(760,032)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	1	5
Comprehensive Loss	$(404,916)	$(435,657)

Net Loss Per Share – basic and diluted
Net Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)
Net Loss available to common stockholders	$(0.02)	$(0.03)

Weighted Average Number of Shares Outstanding – Basic and Diluted	31,708,076	29,627,527

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Accumulated Comprehensive Loss	27,534,740	$2,753	1	$0	270,306	$27	(103,334)	$(1,033)	$28,826,378	$(30,937,110)	$127,669	$(1,981,316)
Issuance of stock for board and consulting fees	3,386,961	339	-	-					324,791			325,131
Directors deferred compensation granted	-								21,000			21,000
Comprehensive Income											5	5
Net loss for year ended December 31, 2021										(760,032)		(760,032)
Balance at December 31, 2021	30,921,701	3,092	1	0	270,306	27	(103,334)	(1,033)	29,172,169	(31,697,142)	127,674	(2,395,213)
Issuance of stock for board and consulting fees	1,708,805	171	-	-					183,457			183,628
Comprehensive Income											1	1
Net loss for year ended December 31, 2022										(729,287)		(729,287)
Balance at December 31, 2022	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,355,626	$(32,426,429)	$127,675	$(2,940,871)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

	For the twelve months ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(404,917)	$(435,662)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of intangible assets	-	11,349
Depreciation of fixed assets	61,403	57,069
Inventory provision	15,515	12,360
Stock based compensation	185,610	341,098
Forgiveness of debt Paycheck Protection Program	-	(117,200)

Changes in assets and liabilities:
Accounts receivable	(30,108)	33,142
Inventory	(56,868)	(38,785)
Prepaid expenses	(14,936)	20,034
Accrued interest - Related Party	39,563	31,841
Accrued interest - Other	52,664	51,582
Accounts payable	(27,676)	48,611
Accrued liabilities - Other	(35,607)	9,911
Changes in discontinued operations, net	(1,659)	(3,980)
Cash provided by (used in) operating activities	(217,016)	21,369
Cash flows from investing activities:
Purchase of fixed assets	(2,780)	(38,375)
Cash used in investing activities	(2,780)	(38,375)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	172,500	10,000
Proceeds from Paycheck Protection Program and EIDL	-	58,600
Repayments net of Proceeds - Notes Payable - Other	(6,611)	(6,655)
Cash provided by financing activities	165,889	61,945
Effect of exchange rate changes on cash	1	-
Net increase (decrease) in cash	(53,906)	44,939
Cash at beginning of year	90,941	46,002
Cash at end of year	$37,035	$90,941

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$8,246	$4,386
Cash paid for income tax	$0	$0
Non-cash activities:
Unamortized stock compensation	$3,050	$5,032

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

Ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $404,917 and $435,662 for the years ending December 31, 2022 and 2021 respectively and has not generated sufficient cash flows from operations. As at December 31, 2022 the Company had a working capital deficiency of $551,433 excluding related party liabilities of $2,585,600. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $424,897, which has a maturity date of December 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2023 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2024 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution in the U.S. are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the VRT device or chinrest at the end of therapy. At December 31, 2022 and 2021 patient deposits amounted to $19,154 and $30,944, respectively, and are included in Accrued Liabilities.

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

Inventories

Inventories consist of raw materials, work in process and finished goods that are stated at the lower of cost determined using the weighted average cost method, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The charge provision for inventory obsolescence for the years ended December 31, 2022 and 2021 was $13,160 and $12,360, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of comprehensive loss.

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

The standard was effective for us beginning January 1, 2019. The Company elected the available practical expedients on adoption. The adoption had a material impact on our consolidated balance sheets but did not have a material impact on our consolidated statements of comprehensive loss. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

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

Educational marketing and advertising expenses

The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will include education, marketing and advertising expense as a component of selling, general and administrative costs as such costs are incurred. There were no such expenses for the years ended December 31, 2022 and 2021.

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

Accounting for forgivable loan received under the Small Business Administration Paycheck Protection Program

During the year ended December 31, 2020, the Company received a loan of $58,600 (“First Draw Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. During the year ended December 31, 2021, the Company received an additional PPP loan of $58,600 (“Second Draw Loan”). Under the terms of the PPP, both the First Draw Loan and Second Draw Loan were forgiven during the year ended 2021 as they were used for qualifying expenses as described in the CARES Act.

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2022 and 2021, the amounts charged to research and development expenses were $0 and $15,159, respectively.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. There was no capitalized for software development during the years ended December 31, 2022 and 2021.

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected. Significant estimates and assumptions contained in the accompanying consolidated financial statements include management’s estimate of the allowance for uncollectible accounts receivable and provision for inventory obsolescence.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	December 31, 2022	December 31, 2021
Debentures convertible into common stock	3,451,889	3,223,317
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	4,723,941	4,495,369

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

Reconciliation of the major line items from discontinued operations that are presented in the consolidated balance sheets and consolidated statements of comprehensive loss are as follows:

Major line items constituting assets and liabilities in the consolidated balance sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$1,212	$380
Total Current Assets	1,212	380

TOTAL ASSETS	$1,212	$380

LIABILITIES
Current Liabilities
Accounts payable	$693	$4
Other current liabilities	(2,092)	(576
Total Current Liabilities	$(1,399)	$(572

Major line items constituting loss from discontinued operations

	For years ended December 31,
	2022	2021

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative	5,062	26,545
Total Operating Expenses	5,062	26,545
Operating Loss	(5,062)	(26,545)

Other Income (Expense)
Loss on foreign currency exchange	(150)	(868)
Total Other Income (Expense)	(150)	(868)

Loss Before Provision for Income Taxes	(5,212)	(27,413)
Provision for income taxes	-	-
Loss from discontinued operations, net of tax	$(5,212)	$(27,413)

4. INVENTORY

	December 31, 2022	December 31, 2021

Raw materials and work in process	$109,894	$77,166
Finished goods	138,980	130,355
Total Inventory	$248,874	$207,521

5. LEASE

The Company recognized the following related to a lease in its consolidated balance sheets:

	Year Ended December 31,
	2022	2021
Operating Lease ROU Assets	$32,645	$79,560

Operating Lease Liabilities
Current portion	$29,591	$46,915
Long- term portion	-	30,580
	$29,591	$77,495

6. NOTES PAYABLE

Related Party Notes Payable consists of:

	December 31, 2022	December 31, 2021

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2023 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,873. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Twelve of the notes were extended on their due dates for another twelve months. The Notes will be due between April 2023 and March 2024 or on demand by the Payee.	463,373	290,873
Total Related Party Notes Payable	$493,373	$320,873

Other Notes Payable consists of:

	December 31, 2022	December 31, 2021
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to December 31, 2023. See further note below.	$300,000	$300,000
Insurance policy finance agreements and current portion of EIDL Loan (see Long-Term Notes Payable below)	24,711	19,329
Total Notes Payable:	$324,711	$319,329

Long-Term Notes Payable consists of:

	December 31, 2022	December 31, 2021
On July 7, 2020, the Company was granted a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$146,253	$150,000

Total Long-term Notes Payable:	$146,253	$150,000

On January 24, 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,451,890 shares of Common Stock. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50. No other term was amended on the Note.

The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

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

	Year Ended December 31,
	2022	2021
Revenue:
Vycor Medical	$1,130,915	$1,273,602
NovaVision	$92,074	$119,385
	$1,222,989	$1,392,987
Gross Profit
Vycor Medical	$997,667	$1,147,574
NovaVision	$84,678	$110,685
	$1,082,345	$1,258,259

	December 31,	December 31,
	2022	2021
Total Assets:
Vycor Medical	$822,174	$901,930
NovaVision	36,792	33,054
Discontinued operations	1,212	380
Total Assets	$860,178	$935,364

(b) Geographic information. The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Year Ended December 31,
	2022	2021
Revenue:
United States	$1,214,723	$1,374,770
Europe	$8,266	$18,217
	$1,222,989	$1,392,987
Gross Profit
United States	$1,074,143	$1,240,305
Europe	$8,202	$17,954
	$1,082,345	$1,258,259

	December 31,	December 31,
	2022	2021
Total Assets:
United States	$854,236	$928,761
Europe	4,730	6,223
Discontinued operations	1,212	380
Total Assets	$860,178	$935,364

8. FIXED ASSETS

Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated	December 31,	December 31,
	Useful Lives	2022	2021

Machinery and equipment	3 years	$64,762	$64,762
Leasehold Improvements	3 years	8,881	8,881
Purchased Software	3 years	27,706	27,706
Molds and Tooling	5 years	808,611	808,545
Furniture and fixtures	7 years	11,152	11,152
Therapy Devices	3 years	104,627	101,913
Internally Developed Software	5 years	363,472	363,472
		1,389,211	1,386,431
Less: Accumulated depreciation and amortization		(1,085,441)	(1,024,038)
Property and Equipment, net		$303,770	$362,393

Depreciation expense for the years ended December 31, 2022 and 2021 was $61,403 and $57,069 respectively, including $3,171 and $2,348 respectively for Therapy Devices which is allocated to Cost of Sales.

9. INTANGIBLE ASSETS

Intangible Assets consists of:

	December 31,
	2022	2021
Amortized intangible assets: Patent (8 years useful life)
Gross carrying Amount	$865,639	$865,639
Accumulated Amortization	(865,639)	(865,639)
	$-	$-
Amortized intangible assets: Website (5 years useful life)
Gross carrying Amount	$20,382	$20,382
Accumulated Amortization	(20,382)	(20,382)
	$-	$-

Intangible asset amortization expense for the years ended December 31, 2022 and 2021 was $0 and $11,349, respectively.

10. EQUITY

Equity Transactions

On April 1, 2022 and 2021 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement (see Note 14).

During each of the years ended December 31, 2022 and 2021, under the terms of the Consultancy Agreement referred to in Note 14, the Company issued 1,607,142 and 2,142,856 shares of Common Stock to Fountainhead for fees of $171,428 and $305,001, respectively.

During the year ended December 31, 2021, the Company granted 99,999 shares of Common Stock (valued at $21,000) to non-employee Directors. Under the terms of the Directors Deferred Compensation Plan, the receipt of these shares was deferred until the January 15th following the termination of their services as a director or following the termination of the Plan. The Plan was terminated on April 1, 2021 and the Company issued 575,649 and 566,793 shares of common stock to Steve Girgenti and Lowell Rush, respectively, for their Deferred Compensation shares following their resignations from the board.

Preferred Stock

During each of the years ended December 31, 2022 and 2021, the Company accrued an aggregate of $324,370 of dividends in respect of Company Series D Convertible Preferred shares (“Preferred D Stock”). The Preferred D Stock carry a cumulative preferred dividend of 12% per annum. The Preferred D Stock is convertible into Company Common Shares at a price of $2.15 and the Company is able to redeem the Preferred D Stock at par at any time, at its sole option.

Stock Options

The details of the outstanding stock options are as follows:

Weighted average
exercise price
	Number of shares	per share
Outstanding at December 31, 2020	680,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled or expired	(680,000)	0.28
Outstanding at December 31, 2021	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2022	-	$-

11. STOCK-BASED COMPENSATION

The Company from time-to-time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the “measurement date” using an option pricing model, or their contractual value if different in the case of common stock. The “measurement date” for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the life of the option or warrant.

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for the years ended December 31, 2022 and 2021 was $185,610 and $341,098. $171,428 was in respect of the Fountainhead Consulting Agreement (see Notes 14 and 15). As of December 31, 2022, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

12. INCOME TAXES

Loss Before Taxes

	December 31, 2022	December 31, 2021
Domestic	$382,553	$398,536
Foreign	22,364	37,126
	$404,917	$435,662

The reconciliation of income tax expense (credit) at the U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021

US statutory rate	$(85,033)	$(91,489)
Tax difference between foreign and U.S.	(204)	(2,684)
Change in Valuation Allowance	(85,237)	(94,173)
Tax Provision	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Operating loss carry-forward – US	$19,881,000	$19,058,000
Operating loss carry-forward – Foreign	$1,656,000	$1,710,000
Deferred tax asset before Valuation allowance – US	4,175,000	4,002,000
Deferred tax asset before Valuation allowance – Foreign	497,000	509,000
Valuation allowance	(4,672,000)	(4,511,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets recorded if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Furthermore, in circumstances in which management has determined that existing conditions or events raise substantial doubt about its ability to continue as a going concern the authoritative guidance requires that a valuation allowance should be recorded for all deferred tax assets. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2022 and December 31, 2021.

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

Net Operating Loss Carry-Forwards

As of December 31, 2022 and 2021, the Company had U.S. accumulated losses for tax purposes of approximately $19,881,000 and $19,058,000 respectively, which may be carried forward and offset against U.S. taxable income, and expire during the tax years 2029 through 2041.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2022 and 2021, the Company had German accumulated losses for tax purposes of approximately $1,450,000 and $1,498,000 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership. As disclosed in Note 3, the Company is in the process of winding down the entity, following which these tax losses will no longer be available.

As of December 31, 2022 and 2021, the Company had UK accumulated losses for tax purposes of approximately $206,000 and $212,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates

The applicable US income tax rate for the Company for both of the years ended December 31, 2022 and 2021 was 21%. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2022 and 2021 was 31.58%; the UK applicable rate for both the years ended December 31, 2022 and 2021 was 19%.

If any earnings were distributed to US in the form of dividends or otherwise, after the repayment of intercompany debt, the Company would be subject to additional US income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Uncertain Tax Position

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2022 and 2021. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

13. COMMITMENTS AND CONTINGENCIES

Lease

Effective August 1, 2017 the Company leased office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2L.P., for a rent of approximately $4,000 per month, plus other charges of approximately $2,500 per month. The lease was renewed in September 2020 for an additional 3 years. Rent expense for the year ended December 31, 2022 and 2021 was $79,314 and $79,663 respectively.

The table below provides the future lease payments each year until the lease expiration date:

Future Lease Payments

Year	Liability
2023	$34,384

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the year ended December 31, 2022 and 2021 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

14. CONSULTING AND OTHER AGREEMENTS

The following agreements remained in force during the years ended December 31, 2022 and 2021:

Consulting Agreement with Fountainhead

In March 2017 and effective April 1, 2017, the Company amended the Fountainhead Consulting Agreement. Under the Amended Agreement, fees of $450,000 are payable to Fountainhead, with an option to receive $5,000 per month in cash and the remainder payable in Company Common Stock issued at the higher of $0.21 and the average price for the 30 days prior to issuance, and deliverable at the end of each fiscal quarter. This was amended slightly effective January 1, 2021 (“the Amended Agreement”). Under the Amended Agreement, fees are payable to Fountainhead in Company Common Stock (“Shares”) as follows: 1) 535,714 Shares on the last day of each quarter; or 2) if the average closing price of the Shares for the 30 trading days prior to issuance is above $0.21, a number of Shares calculated by dividing $112,500 by the average closing price of the Shares for the 30 trading days prior to issuance. Under the terms of the Amended Agreement, Fountainhead continued to provide the executive management team of the Company, including the positions of CEO, President and CFO, whose employment agreements with the Company stipulate they receive no remuneration from the Company.

Effective October 1, 2022 the Amended Agreement was terminated by Fountainhead and the Company by mutual agreement. Effective the same date the Company entered into revised employment agreements with Peter Zachariou, David Cantor and Adrian Liddell under which they would continue as CEO, President and CFO respectively as individuals and not as representatives of Fountainhead; there is no compensation payable under the employment agreements.

During each of the years ended December 31, 2022 and 2021 the Company issued 1,607,142 and 2,142,856 shares of Common Stock to Fountainhead for fees of $171,428 and $305,001, respectively.

Other Agreements

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. Under the Agreement, Dr. Komotar will provide general scientific advisory consultancy services, and will also provide scientific advisory services based around certain specific pre-determined milestones. In consideration of the Consultant’s services, the Company agreed to deliver to the Consultant over the course of the three-year term, a total of 304,989 shares of Company Common Stock in respect of the general consultancy, and up to 1,219,957 shares of Company Common Stock in respect of the milestones, the actual number of shares to be delivered being determined by the achievement of the pre-determined milestones. On April 1, 2022 and 2021 101,663 shares of Company Common Stock (valued at $12,200 and $20,129, respectively) were issued under the terms of the Agreement, which is being amortized over twelve months.

15. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2022, 62.5% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman, is a consultant to Fountainhead. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock.

During each of the years ended December 31, 2022 and 2021, under the terms of the Consultancy Agreement referred to in Note 14, the Company issued 1,607,142 and 2,142,856 shares of Common Stock to Fountainhead for fees of $171,428 and $305,001, respectively.

During the years ended December 31, 2022 and 2021, respectively, the Company issued unsecured loan notes to Fountainhead for a total of $172,500 and $10,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 6).

During the years ended December 31, 2022 and 2021, respectively, the Company accrued interest on related party loans of $39,563 and $31,841, respectively.

During each of the years ended December 31, 2022 and 2021, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at December 31, 2022 and 2021 was $1,946,220 and $1,621,850, respectively, of which $1,356,224 and $1,130,186, respectively, was regarding Fountainhead and $500,315 and $416,930, respectively, was regarding Peter Zachariou.

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

We have two sub-contract manufacturers who each represent over 10% of purchases on an annual basis.

17. SUBSEQUENT EVENTS

On April 1, 2023 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement (see Note 14).

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the a lack of a functioning audit committee with independent members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	61
David Marc Cantor	President and a Director	56
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	64

Peter C. Zachariou was appointed a Director of the Company in May 2010, Executive Vice President in September 2010 and Chief Executive Officer on January 2, 2014. As CEO, he has responsibility for the sales, marketing and customer functions of both the Vycor and NovaVision divisions. For the past 30 years, Mr. Zachariou has been an active investor in and proprietor of a variety of companies and industries, predominantly in U.S. emerging and growth companies across a broad range of industry sectors. He is an investment manager for Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands.

David Marc Cantor has been President of the Company since September 2010 and a Director since January 2010. As President he has responsibility for the clinical, program and product development and manufacturing functions of both the Vycor and NovaVision divisions, as well as their patent and trademark portfolios. Mr. Cantor has over 22 years of experience in Investment Banking with a focus on Mergers and Acquisitions and Equity Capital Raisings. From 2001 – 2005 he was at Citigroup Capital Markets where he was Co-head of its M&A European Business Development Group and subsequently European Head of its Diversified Industrials and Aerospace activities. Prior to Citigroup he was a Managing Director in M&A at Donaldson Lufkin & Jenrette and worked at Lehman Brothers both in New York and London in both the Equity Capital and M&A groups. He is an investment manager of Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands. Mr. Cantor has a BSc with Honours from City Business School, London

Adrian Christopher Liddell has been Chairman of the Board and a Director of the Company since January 2010, and serves as the Company’s CFO. As CFO he is responsible for the financial operation of the company, as well as regulatory and legal matters. Mr. Liddell has over 35 years of strategic, corporate and financial advisory and company investment experience. From 2003 to 2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003 Mr. Liddell served as Managing Director, Mergers & Acquisitions, at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998 Mr. Liddell held various positions in corporate finance and mergers & acquisitions at Lehman Brothers and Samuel Montagu & Co, in London. He is also an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, Mr. Liddell qualified as a Chartered Accountant in 1984 with Arthur Young (now Ernst & Young) and holds an MA, Hons. from Christ’s College, University of Cambridge.

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

Board Committees

Given that the Company has only three incumbent directors, none of whom are independent, the Board of Directors does not maintain any Board Committees as of this date, with the Audit Committee comprising the whole Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2022 and 2021, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2022 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All other Compensation($)	Total($)
Peter Zachariou	2022	$—	—	—	—	—	—	—	—
CEO	2021	$—	—	—	—	—	—	—	—
David Cantor	2022	$—	—	—	—	—	—	—	—
President	2021	$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	3,380,000	$-	3,380,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,380,000	$-	3,380,000

(1)	As of December 31, 2022.

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
None

Total

Employment Agreements

Effective January 2, 2014, the Company entered into amended employment agreements with Peter Zachariou and David Cantor to serve as the Company’s Chief Executive Officer and President respectively as appointees of Fountainhead; and an employment agreement with Adrian Liddell to serve as the Company’s Chief Financial Officer as appointee of Fountainhead; these agreements were further amended in March 2017. Each agreement continues for a period of twelve months and is then automatically extended unless terminated by either party. As appointees of Fountainhead under the Fountainhead Consulting Agreement no compensation is payable under the employment agreements. Effective October 1, 2022, the Fountainhead Consulting Agreement was terminated by Fountainhead and the Company by mutual agreement and the Company entered into revised employment agreements with Peter Zachariou, David Cantor and Adrian Liddell under which they would continue as CEO, President and CFO respectively as individuals and not as representatives of Fountainhead; there continues to be no compensation payable under the employment agreements.

Compensation of Directors

Not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of April 14, 2023. Unless noted, the address for the following beneficial owners and management is 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Peter C. Zachariou	48,856	0.15%
Series D Preferred Stock	Peter C. Zachariou	69,487	25.71%
Common Stock	All executive officers and directors as a group	48,856	0.15%
Series D Preferred Stock	All executive officers and directors as a group	69,487	25.71%
Common Stock	Fountainhead Capital Management Limited 13 Castle Street, St. Helier, Jersey JE2 3BT	20,340,520	62.34%
Series D Preferred Stock	Fountainhead Capital Management Limited 13 Castle Street, St. Helier, Jersey JE2 3BT	188,363	69.69%

(1) In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In the case of directors, the number of shares includes shares granted but not issued under the director’s Deferred Compensation Plan. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on March 30, 2023, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and the issuance of shares granted but not issued under the director’s Deferred Compensation Plan; and (b) the denominator is the sum of (i) the total shares of that class outstanding on April 14, 2023 (32,628,835 shares of Common Stock and 270,306 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options or that can be issued under the director’s Deferred Compensation Plan. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During each of the years ended December 31, 2022 and 2021, under the terms of the Consultancy Agreement referred to in Note 14, the Company issued 1,607,142 and 2,142,856 shares of Common Stock to Fountainhead for fees of $171,428 and $305,001, respectively.

During the years ended December 31, 2022 and 2021, respectively, the Company issued unsecured loan notes to Fountainhead for a total of $172,500 and $10,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 6).

During the years ended December 31, 2022 and 2021, respectively, the Company accrued interest on related party loans of $39,563 and $31,841, respectively.

During each of the years ended December 31, 2022 and 2021, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at December 31, 2022 and 2021 was $1,946,220 and $1,621,850, respectively, of which $1,356,224 and $1,130,130, respectively, was regarding Fountainhead and $500,315 and $416,929, respectively, was regarding Peter Zachariou.

Director Independence

As of April 14, 2023, our three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2022 and December 31, 2021, respectively, were approximately $65,000 and $59,000.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2022 and 2021 were $4,000 and $3,500 respectively.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for 2022 or 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Reports of Prager Metis CPAs, LLC., Independent Registered Certified Public Accounting Firm (PCAOB ID: 273)

●	Consolidated Balance Sheets as of December 31, 2022 and 2021

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022 and 2021

●	Consolidated Statements of Stockholders’ Deficiency from January 1, 2021 to December 31, 2022

●	Consolidated Statement of Cash Flows for the years ended December 31, 2022 and 2021

●	Notes to Consolidated Financial Statements

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

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)

Date	April 14, 2023

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	April 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	April 14, 2023

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	April 14, 2023

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	April 14, 2023

