Form 10-Q
period 2023-03-31
VYCOR MEDICAL INC
filed 2023-05-12
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2023

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

There were 32,628,835 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of May 12, 2023.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$47,805	$37,035
Trade accounts receivable	177,897	156,204
Inventory	231,367	248,874
Prepaid expenses and other current assets	61,917	74,438
Current assets of discontinued operations	1,508	1,212
Total Current Assets	520,494	517,763

Fixed assets, net	288,127	303,770

Intangible and Other assets:
Security deposits	6,000	6,000
Operating lease - right of use assets	20,535	32,645
Total Intangible and Other assets	26,535	38,645
TOTAL ASSETS	$835,156	$860,178

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$160,816	$200,044
Accrued interest: Other	436,732	424,897
Accrued interest: Related party	158,350	146,007
Accrued liabilities - Other	101,231	91,352
Accrued liabilities - Related Party	2,108,405	1,946,220
Notes payable: Other	311,396	324,711
Notes payable: Related Party	493,373	493,373
Current operating lease liabilities	17,014	29,591
Current liabilities of discontinued operations	(1,396)	(1,399)
Total Current Liabilities	3,785,921	3,654,796

Loan Payable - SBA EIDL	145,429	146,253
Total Long-term Liabilities	145,429	146,253
Total Liabilities	3,931,350	3,801,049

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at March 31, 2023 and December 31, 2022 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at March 31, 2023 and December 31, 2022, 32,630,506 and 32,630,506 shares issued and 32,527,172 and 32,527,172 outstanding at March 31, 2023 and December 31, 2022 respectively	3,263	3,263
Additional Paid-in Capital	29,355,626	29,355,626
Treasury Stock (103,334 shares of Common Stock as at March 31, 2023 and December 31, 2022 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(32,581,752)	(32,426,429)
Accumulated Other Comprehensive Income (Loss)	127,675	127,675
Total Stockholders’ Deficiency	(3,096,194)	(2,940,871)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$835,156	$860,178

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended March 31,
	2023	2022

Revenue	$360,994	$313,833
Cost of Goods Sold	30,799	33,409
Gross Profit	330,195	280,424

Operating Expenses:
Research and development	5,508	-
Depreciation and amortization	14,375	14,649
Selling, general and administrative	277,104	318,674
Total Operating Expenses	296,987	333,323
Operating income (loss)	33,208	(52,899)

Other Income (Expense)
Interest expense: Related Party	(12,343)	(7,912)
Interest expense: Other	(13,234)	(12,314)
Loss on foreign currency exchange	(62)	(672)
Total Other Income (expense)	(25,639)	(20,898)

Income (Loss) Before Provision for Income Taxes	7,569	(73,797)
Provision for income taxes	-	-
Net Income (Loss) from continuing operations	7,569	(73,797)
Loss from discontinued operations	(707)	(755)
Net Income (Loss)	6,862	(74,552)

Preferred stock dividends	(162,185)	(162,185)
Net Loss Available to Common Stockholders	$(155,323)	$(236,737)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	-	1
Comprehensive Income (Loss)	$6,862	$(74,551)

Net Income (Loss) Per Share - basic and diluted
Net Income (Loss) from continuing operations	$0.00	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)
Net Loss available to common stockholders	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	32,527,172	30,824,320

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2022	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,355,626	$(32,426,429)	$127,675	$(2,940,871)
Net loss for three months ended March 31, 2023										(155,323)		(155,323)
Balance at March 31, 2023	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,355,626	$(32,581,752)	$127,675	$(3,096,194)
		-							0	-	-	0

Balance at December 31, 2021	30,921,701	$3,093	1	$0	270,306	$27	(103,334)	$(1,033)	$29,172,169	$(31,697,142)	$127,674	$(2,395,213)
Issuance of stock for board and consulting fees	535,714	54	-	-					45,482			45,536
Comprehensive Income											1	1
Net loss for three months ended March 31, 2022										(236,737)		(236,737)
Balance at March 31, 2022	31,457,415	$3,147	1	$0	270,306	$27	(103,334)	$(1,033)	$29,217,651	$(31,933,879)	$127,675	$(2,586,413)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$6,862	$(74,552)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of fixed assets	15,355	15,563
Inventory provision	-	5,960
Stock based compensation	3,050	50,568

Changes in assets and liabilities:
Accounts receivable	(21,693)	(35,686)
Inventory	17,507	(2,117)
Prepaid expenses	9,004	(8,536)
Accrued interest - Related Party	12,343	7,912
Accrued interest - Other	11,011	10,120
Accounts payable	(39,228)	(45,147)
Accrued liabilities - Other	9,879	(3,021)
Changes in discontinued operations, net	(293)	156
Cash provided by (used in) in operating activities	23,797	(78,780)
Cash flows from investing activities:
Sale of fixed assets	288	-
Cash provided by in investing activities	288	-
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	-	80,000
Repayments net of Proceeds - Notes Payable - Other	(13,315)	(11,591)
Cash provided by (used in) financing activities	(13,315)	68,409
Effect of exchange rate changes on cash	-	(3)
Net increase (decrease) in cash	10,770	(10,374)
Cash at beginning of period	37,035	90,941
Cash at end of period	$47,805	$80,567

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$1,399	$2,193
Cash paid for income tax	$0	$0

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Vycor Medical, Inc. (the “Company” or “Vycor”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2022 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The unaudited consolidated financial statements as of and for the three months ended March 31, 2023 and 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts on the unaudited consolidated financial statements have been reclassified to conform to the current period presentation.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $155,323 for the three months ended March 31, 2023 and has not generated sufficient positive cash flows from operations. As of March 31, 2023 the Company had a working capital deficiency of $505,299, excluding related party liabilities of $2,760,128. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $436,732, which has a maturity date of December 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2023 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2024 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

The Company disaggregates its revenue by division – Vycor and NovaVision – and by geography – United States and Europe – and presents the disaggregation in Note 5.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock and convertible debt. Such potentially dilutive shares are excluded when the effect would be to reduce a net income (loss) per share. No dilution adjustment has been made to the weighted average outstanding common shares in the periods presented because the assumed conversion of preferred stock and debt would be anti-dilutive.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share:

	March 31, 2023	December 31, 2022
Debentures convertible into common stock	3,508,248	3,451,889
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	4,780,300	4,723,941

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

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income (loss) are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$1,508	$1,212
Total Current Assets	1,508	1,212

TOTAL ASSETS	$1,508	$1,212

LIABILITIES
Current Liabilities
Accounts payable	$4	$693
Other current liabilities	(1,400)	(2,092)
Total Current Liabilities	$(1,396)	$(1,399)

Major line items constituting loss from discontinued operations

	For the three months ended March 31,
	2023	2022

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating expenses:
Selling, general and administrative	666	751
Total Operating expenses	666	751
Operating Loss	(666)	(751)

Other Income (Expense)
Loss on foreign currency exchange	(41)	(4)
Total Other Income (Expense)	(41)	(4)

Loss Before Provision for Income Taxes	(707)	(755)
Provision for income taxes	-	-
Loss from discontinued operations, net of tax	$(707)	$(755)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	March 31, 2023	December 31, 2022

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2023 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Twelve of the notes were extended on their due dates for another twelve months. The Notes will be due between July 2023 and May 2024	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable

Other Notes Payable consists of:

	March 31, 2023	December 31, 2022
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to December 31, 2023. See further note below.	$300,000	$300,000
Insurance policy finance agreements and current portion of EIDL Loan (see Long-Term Notes Payable Below)	11,396	24,711
Total Other Notes Payable:	$311,396	$324,711

Long-Term Notes Payable consists of:

	March 31, 2023	December 31, 2022
On July 7, 2020, the Company was granted a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$145,429	$146,253
Total Long-Term Notes Payable	$145,429	$146,253

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,508,248 shares of Common Stock as of March 31, 2023. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheet at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Operating Lease ROU Assets	$20,535	$32,645

Operating Lease Liabilities	$17,014	$29,591

6. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which focuses on neuro stimulation therapies and diagnostic devices for the treatment and screening of vision field loss and which includes Sight Science. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, gross profits and total assets for each segment:

	Three Months Ended March 31,
	2023	2022
Revenue:
Vycor Medical	$336,864	$287,356
NovaVision	$24,130	$26,477
	$360,994	$313,833
Gross Profit
Vycor Medical	$307,625	$256,337
NovaVision	$22,570	$24,087
	$330,195	$280,424
Operating Income (Loss)
Vycor Medical	$122,394	$91,943
NovaVision	$(49,343)	$(61,279)
Corporate	$(39,843)	$(52,863)
	$33,208	$(52,899)

	March 31,	December 31,
	2022	2023
Total Assets:
Vycor Medical	$791,973	$822,174
NovaVision	41,675	36,792
Discontinued operations	1,508	1,212
Total Assets	$835,156	$860,178

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended March 31,
	2023	2022
Revenue:
United States	$358,618	$310,605
Europe	$2,376	$3,228
	$360,994	$313,833
Gross Profit
United States	$327,860	$277,212
Europe	$2,335	$3,212
	$330,195	$280,424
Operating Income (Loss)
United States	$37,319	$(49,557)
Europe	$(4,111)	$(3,342)
	$33,208	$(52,899)

	March 31,	December 31,
	2023	2022
Total Assets:
United States	$828,233	$854,236
Europe	5,415	4,730
Discontinued operations	1,508	1,212
Total Assets	$835,156	$860,178

7. EQUITY

Equity Transactions

During January to March 2022, under the terms of the Consulting Agreement referred to in note 10, the Company issued 535,714 of Common Stock to Fountainhead valued at $45,536.

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As of May 12, 2023, there were 32,628,835 shares of common stock, one (1) share of Series C Preferred Stock and 270,307 shares of Series D Preferred Stock issued and outstanding.

Holders of our common stock are entitled to one vote for each share on all matters voted upon by our stockholders, including the election of directors, and do not have cumulative voting rights. Subject to the rights of holders of any then outstanding shares of our preferred stock, our common stockholders are entitled to any dividends that may be declared by our board. Holders of our common stock are entitled to share ratably in our net assets upon our dissolution or liquidation after payment or provision for all liabilities and any preferential liquidation rights of our preferred stock then outstanding. Holders of our common stock have no preemptive rights to purchase shares of our stock. The shares of our common stock are not subject to any redemption provisions and are not convertible into any other shares of our capital stock. All outstanding shares of our common stock are, and the shares of common stock to be issued in the offering will be, upon payment therefor, fully paid and non-assessable. The rights, preferences and privileges of holders of our common stock will be subject to those of the holders of any shares of our preferred stock we may issue in the future.

Series C Convertible Preferred Stock shares (“Preferred C Stock”) are convertible (at the Holder’s option or mandatorily upon the occurrence of certain events) into 14,815 shares of the Company’s Common Stock (at $3.75 per share). The Preferred C Stock carries no dividend or other rights.

Series D Convertible Preferred shares (“Preferred D Stock”) are convertible into Company Common Shares at a price of $2.15. The Series D carry a cumulative preferred dividend of 12% per annum, payable in cash. The Company is able to redeem the Series D at par at any time, at its sole option.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for stock granted to non-employees for each of the three months ended March 31, 2023 and 2022 was $3,050 and $50,568, respectively. As of March 31, 2023, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

9. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,000 per month, plus other charges of approximately $3,000 per month. The lease terminated September 30, 2020 and was extended for a further three years to August 31, 2023. Rent expense for the three months ended March 31, 2023 and 2022 was $20,686 and $20,604 respectively. See Note 5.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the three months ended March 31, 2023 and the year ended December 31, 2022 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

10. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the periods ended March 31, 2023 and 2022:

Consulting Agreement with Fountainhead

In March 2017 and effective April 1, 2017, the Company amended the Fountainhead Consulting Agreement. Under the Amended Agreement, fees of $450,000 were payable to Fountainhead in Company Common Stock issued at the higher of $0.21 and the average price for the 30 days prior to issuance, and deliverable at the end of each fiscal quarter. This was amended slightly effective January 1, 2021 (“the Amended Agreement”). Under the Amended Agreement, fees are payable to Fountainhead in Company Common Stock (“Shares”) as follows: 1) 535,714 Shares on the last day of each quarter; or 2) if the average closing price of the Shares for the 30 trading days prior to issuance is above $0.21, a number of Shares calculated by dividing $112,500 by the average closing price of the Shares for the 30 trading days prior to issuance. Under the terms of the Amended Agreement, Fountainhead continued to provide the executive management team of the Company, including the positions of CEO, President and CFO, whose employment agreements with the Company stipulate they receive no remuneration from the Company.

Effective October 1, 2022 the Amended Agreement was terminated by Fountainhead and the Company by mutual agreement. Effective the same date the Company entered into revised employment agreements with Peter Zachariou, David Cantor and Adrian Liddell under which they would continue as CEO, President and CFO respectively as individuals and not as representatives of Fountainhead; there is no compensation payable under the employment agreements

During the three months ended March 31, 2023 and 2022 the Company issued 0 and 535,714 shares of Company Common Stock, valued at $0 and $45,536, respectively.

Other Agreements

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. Under the Agreement, Dr. Komotar will provide general scientific advisory consultancy services, and will also provide scientific advisory services based around certain specific pre-determined milestones. In consideration of the Consultant’s services, the Company agreed to deliver to the Consultant over the course of the three-year term, a total of 304,989 shares of Company Common Stock in respect of the general consultancy, and up to 1,219,957 shares of Company Common Stock in respect of the milestones, the actual number of shares to be delivered being determined by the achievement of the pre-determined milestones. On April 1, 2022 and 2021 101,663 shares of Company Common Stock were issued under the terms of the Agreement (see Note 13).

11. RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at March 31, 2023, 62.5% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During the three months ended March 31, 2023 and 2022, under the terms of the Consulting Agreement referred to in note 10, the Company issued 0 and 535,714 shares of Common Stock to Fountainhead valued at $0 and $45,536, respectively.

During each of the three months ended March 31, 2023 and 2022, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,019 was regarding Fountainhead and $41,693 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at March 31, 2023 and December 31, 2022 was $2,108,405 and $1,946,220, respectively, of which $1,469,243 and $1,356,224, respectively, was regarding Fountainhead and $542,008 and $500,315, respectively, was regarding Peter Zachariou.

During the three months ended March 31, 2023 and 2022 the Company issued unsecured loan notes to Fountainhead for a total of $0 and $80,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 4).

During the three months ended March 31, 2023 and 2022 the Company accrued interest on related party loans of $12,343 and $7,912, respectively.

12. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended March 31,
	2023	2022
Number of customers over 10%	1	0
Percentage of sales	11%	0%

Accounts Receivable Concentration

	At March 31,	At December 31,
	2023	2022

Number of customers over 10%	0	1
Percentage of accounts receivable	0%	13%

We have two sub-contract manufacturers who each represent over 10% of purchases on an annual basis.

13. SUBSEQUENT EVENTS

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

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses1, and generated cash operating income for the three months ended March 31, 2023. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands and demonstrating applicability in a broader range of pathologies. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution network and also directly by leveraging existing key opinion leader (“KOL”) neurosurgeon VBAS supporters to access new neurosurgeon users.

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

1 Operating Income or Loss before Depreciation, Amortization and non-cash Stock Compensation

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Revenue and Gross Margin:

	Three months ended
	March 31,
	2023	2022	% Change
Revenue:
Vycor Medical	$336,864	$287,356	17%
NovaVision	$24,130	$26,477	-9%
	$360,994	$313,833	15%
Gross Profit
Vycor Medical	$307,625	$256,337	20%
NovaVision	$22,570	$24,087	-6%
	$330,195	$280,424	18%

Vycor Medical recorded revenue of $336,864 from the sale of its products for the three months ended March 31, 2023, an increase of $49,508, or 17%, over the same period in 2022. Gross margin of 91% and 89% was recorded for the three months ended March 31, 2023 and 2022, respectively.

NovaVision recorded revenues of $24,130 for the three months ended March 31, 2023, a decrease of $2,347 over the same period in 2022. Gross margin was 94%, compared to 91% for the same period in 2022.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $41,570 to $277,104 for the three months ended March 31, 2023 from $318,674 for the same period in 2022. Included within Selling, General and Administrative Expenses are non-cash charges for stock based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended March 31, 2023 was $3,050, a $47,518 decrease from the charge in 2022 of $50,568 following the termination of the Fountainhead Consulting Agreement effective October 1, 2022. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $4,251 from $57,326 to $61,577 in 2023.

The remaining Selling, General and Administrative expenses increased by $1,697 from $210,780 to $212,477 in 2023. Patent costs decreased by $27,446 due lower costs of NovaVision patents during the period, and software development costs decreased by $9,472; this was offset by increases in payroll of $9,548 and other expenses.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Other (premises, insurance, other)	25,214
Payroll	9,548	-
Commissions	4,251	-
Scientific, clinical and software development	(7,572)	-
Legal, patent, audit/accounting and regulatory	(25,493)	-
Board and financial	-	(47,518)
Total change	5,948	(47,518)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended March 31, 2023 was $12,343 compared to $7,912 for 2022. Other Interest expense for the three months ended March 31, 2023 was $13,234 compared to $12,314 for 2022.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $48 to $707 in 2023 from $755 in 2022; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity

The following table shows cash flow and liquidity data for the periods ended March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	$ Change
Cash	$47,805	$37,035	$10,770
Accounts receivable, inventory and other current assets	$472,689	$480,728	$(8,039)
Total current liabilities	$(3,785,921)	$(3,654,797)	$(131,124)
Working capital	$(3,265,427)	$(3,137,034)	$(128,393)
Cash (used in) provided by financing activities	$(13,315)	$165,889	$(179,204)

Operating Activities. Cash used in operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash used in operating activities.

The following table shows the principle components of cash provided by (used in) operating activities during the three months ended March 31, 2023 and 2022, with a commentary of changes during the periods and known or anticipated future changes:

	March 31, 2023	March 31, 2022	$ Change
Net Income (Loss)	$6,862	$(74,552)	$81,414

Adjustments to reconcile net Income (Loss) to cash provided by (used in) operating activities:
Depreciation	$15,355	$15,563	$(208)
Stock based compensation	$3,050	$50,568	$(47,518)
Other	$-	$5,960	$(5,960)
	$18,405	$72,091	$(53,686)

Net Income (Loss) adjusted for non-cash items	$25,267	$(2,461)	$27,728
Changes in working capital
Accounts receivable	$(21,693)	$(35,686)	$13,993
Accounts payable and accrued liabilities	$(29,349)	$(48,168)	$18,819
Inventory	$17,507	$(2,117)	$19,624
Prepaid expenses and net insurance financing repayments	$(4,311)	$(20,127)	$15,816
Accrued interest (not paid in cash)	$23,354	$18,032	$5,322
Changes in discontinued operations, net	$(293)	$156	$(449)
	$(14,785)	$(87,910)	$73,125

Cash provided by (used in) operating activities, adjusted for net insurance repayments	$10,482	$(90,371)	$100,853

The adjustments to reconcile net loss to cash of $18,405 in the period have no impact on liquidity. The positive change in net loss adjusted for non-cash items of $27,728 was primarily due an increase in sales in the Vycor division, which also accounts for the increase in accounts receivable of $13,993. The change in accounts payable and accrued liabilities of $18,819 between the 2023 and 2022 periods was mainly due to the settlement of expenses during the 2022 period that were incurred during the final quarter of 2021.

Additional inventory of $6,702 was purchased during the three months ended March 31, 2023 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $75,000 during the next twelve months for VBAS and VBAS AC.

Investing Activities. There was no cash used in investing activities during the three months ended March 31, 2023 and the Company anticipates limited investing activities during the next twelve months.

Financing Activities. During the three months ended March 31, 2023 the Company repaid loans related to insurance of $13,315.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $155,323 for the three months ended March 31, 2023 and has not generated sufficient positive cash flows from operations. As of March 31, 2023 the Company had a working capital deficiency of $505,299, excluding related party liabilities of $2,760,128. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a reduction in cash operating losses2, and generated cash operating income for the three months ended March 31, 2023. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $436,732, which has a maturity date of December 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2023 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2024 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 12, 2023, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2023

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	May 12, 2023

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	May 12, 2023

