Form 10-Q
period 2023-06-30
VYCOR MEDICAL INC
filed 2023-08-11
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2023

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

There were 32,628,835 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 11, 2023.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$53,404		$37,035
Trade accounts receivable	282,550		156,204
Inventory	219,490		248,874
Prepaid expenses and other current assets	61,898		74,438
Current assets of discontinued operations	1,026		1,212
Total Current Assets	618,368		517,763

Fixed assets, net	272,803		303,770

Intangible and Other assets:
Security deposits	6,000		6,000
Operating lease - right of use assets	8,267		32,645
Total Intangible and Other assets	14,267		38,645
TOTAL ASSETS	$905,438		$860,178

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$123,363		$200,044
Accrued interest: Other	448,699		424,897
Accrued interest: Related party	170,651		146,007
Accrued liabilities - Other	128,087		91,352
Accrued liabilities - Related Party	2,108,405		1,946,220
Notes payable: Other	303,410		324,711
Notes payable: Related Party	493,373		493,373
Current operating lease liabilities	4,280		29,591
Current liabilities of discontinued operations	(1,094)		(1,399)
Total Current Liabilities	3,779,174		3,654,796

Loan Payable - SBA EIDL	144,596		146,253

Total Liabilities	3,923,770		3,801,049

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at June 30, 2023 and December 31, 2022 respectively	27		27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at June 30, 2023 and December 31, 2022, 32,732,169 and 32,630,506 shares issued and 32,628,835 and 32,527,172 outstanding at June 30, 2023 and December 31, 2022 respectively	3,273		3,263
Additional Paid-in Capital	29,365,070		29,355,626
Treasury Stock (103,334 shares of Common Stock as at June 30, 2023 and December 31, 2022 respectively, at cost)	(1,033)		(1,033)
Accumulated Deficit	(32,513,346)		(32,426,429)
Accumulated Other Comprehensive Income (Loss)	127,677		127,675
Total Stockholders’ Deficiency	(3,018,332)		(2,940,871)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$905,438	S	860,178

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Revenue	$482,768	$327,923	$843,762	$641,756
Cost of Goods Sold	39,797	27,885	70,596	61,294
Gross Profit	442,971	300,038	773,166	580,462

Operating Expenses:
Research and development	7,550	-	13,058	-
Depreciation and amortization	14,374	14,649	28,749	29,298
Selling, general and administrative	324,527	359,763	601,631	678,437
Total Operating Expenses	346,451	374,412	643,438	707,735
Operating income (loss)	96,520	(74,374)	129,728	(127,273)

Other Income (Expense)
Interest expense: Related Party	(12,301)	(9,994)	(24,644)	(17,906)
Interest expense: Other	(13,359)	(13,370)	(26,593)	(25,684)
Loss on foreign currency exchange	(69)	12	(131)	(660)
Total Other Income (Expense)	(25,729)	(23,352)	(51,368)	(44,250)

Income (Loss) Before Provision for Income Taxes	70,791	(97,726)	78,360	(171,523)
Provision for income taxes	-	-	-	-
Net Income (Loss) from continuing operations	70,791	(97,726)	78,360	(171,523)
Loss from discontinued operations	(2,385)	(1,284)	(3,092)	(2,039)
Net Income (Loss)	68,406	(99,010)	75,268	(173,562)

Preferred stock dividends	-	-	(162,185)	(162,185)
Net Income (Loss) Available to Common Stockholders	$68,406	$(99,010)	$(86,917)	$(335,747)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	2	(1)	2	-
Comprehensive Income (Loss)	$68,408	$(99,011)	$75,270	$(173,562)

Net Income (Loss) Per Share - basic and diluted
Net Income (Loss) from continuing operations	$0.00	$(0.00)	$0.00	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Income (Loss) available to common stockholders	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic	32,628,835	31,461,631	32,578,285	31,444,736
Weighted Average Number of Shares Outstanding –Diluted	37,466,122	31,461,631	37,415,572	31,444,736

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at March 31, 2023	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,355,626	$(32,581,752)	$127,675	$(3,096,194)
Issuance of stock for board and consulting fees	101,663	10	-	-					9,444			9,454
Comprehensive Income											2	2
Net income for three months ended June 30, 2023										68,406		68,406
Balance at June 30, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,513,346)	$127,677	$(3,018,332)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2022	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,355,626	$(32,426,429)	$127,675	$(2,940,871)
Issuance of stock for board and consulting fees	101,663	10	-	-					9,444			9,454
Comprehensive Income											2	2
Net loss for six months ended June 30, 2023										(86,917)		(86,917)
Balance at June 30, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,513,346)	$127,677	$(3,018,332)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total
Balance at March 31, 2022	31,457,415	$3,147	1	$0	270,306	$27	(103,334)	$(1,033)	$29,217,651	$(31,933,879)	$127,675	$(2,586,413)
Issuance of stock for board and consulting fees	637,377	62							86,065			86,127
Comprehensive Loss											(1)	(1)
Net loss for three months ended June 30, 2022										(99,010)		(99,010)
Balance at June 30, 2022	32,094,792	$3,209	1	$0	270,306	$27	(103,334)	$(1,033)	$29,303,716	$(32,032,889)	$127,674	$(2,599,297)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2021	30,921,701	$3,093	1	$0	270,306	$27	(103,334)	$(1,033)	$29,172,169	$(31,697,142)	$127,674	$(2,395,213)
Issuance of stock for board and consulting fees	1,173,091	116							131,547			131,663
Comprehensive Income											-	-
Net loss for six months ended June 30, 2022										(335,747)		(335,747)
Balance at June 30, 2022	32,094,792	$3,209	1	$0	270,306	$27	(103,334)	$(1,033)	$29,303,716	$(32,032,889)	$127,674	$(2,599,297)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the six months ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net Income/(Loss)	$75,268	$(173,562)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of fixed assets	30,425	30,605
Inventory provision	-	8,660
Stock based compensation	5,414	127,546

Changes in assets and liabilities:
Accounts receivable	(126,346)	(86,360)
Inventory	29,384	(2,856)
Prepaid expenses	16,581	11,716
Accrued interest - Related Party	24,644	17,906
Accrued interest - Other	22,145	19,179
Accounts payable	(76,681)	(80,154)
Accrued liabilities - Other	35,802	21,364
Changes in discontinued operations, net	492	(960)
Cash provided by (used in) in operating activities	37,127	(106,916)
Cash flows from investing activities:
(Purchase)/Sale of fixed assets	542	(3,198)
Cash provided by (used in) investing activities	542	(3,198)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	-	80,000
Repayments net of Proceeds - Notes Payable - Other	(21,301)	(17,208)
Cash provided by (used in) financing activities	(21,301)	62,792
Effect of exchange rate changes on cash	1	-
Net increase (decrease) in cash	16,369	(47,322)
Cash at beginning of period	37,035	90,941
Cash at end of period	$53,404	$43,619

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$2,791	$2,815
Cash paid for income tax	$-	$-

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The unaudited consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts on the unaudited consolidated financial statements have been reclassified to conform to the current period presentation.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss available to common stockholders of $86,917 for the six months ended June 30, 2023 and since inception has not generated sufficient positive cash flows from operations, although did generate positive cash flows for the six months ended June 30, 2023. As of June 30, 2023 the Company had a working capital deficiency of $388,377, excluding related party liabilities of $2,772,429. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $448,699, which has a maturity date of December 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2023 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2024 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Recent Accounting Pronouncements

From time-to-time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

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

The Company disaggregates its revenue by division – Vycor and NovaVision – and by geography – United States and Europe – and presents the disaggregation in Note 6.

Discontinued Operations

In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model; effective July 1, 2020 Vycor entered into a license agreement with a German-based partner. The NovaVision German office was closed effective June 30, 2020. The Company will continue to fund the remaining expenses of the German operations, which are non-material, until such a time as NovaVision GmbH will be formally wound up.

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

The following table sets forth the potential shares of common stock that are included in the calculation of diluted net income per share where a net income is reported:

	June 30, 2023	June 30, 2022
Debentures convertible into common stock	3,565,235	3,336,662
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	4,837,287	4,608,714

3. DISCONTINUED OPERATIONS

In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model; effective July 1, 2020 Vycor entered into a license agreement with a German-based partner. The NovaVision German office was closed effective June 30, 2020. The Company will continue to fund the remaining expenses of the German operations, which are non-material, until such a time as NovaVision GmbH will be formally wound up.

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income (loss) are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$1,026	$1,212
Total Current Assets	1,026	1,212

TOTAL ASSETS	$1,026	$1,212

LIABILITIES
Current Liabilities
Accounts payable	$4	$693
Other current liabilities	(1,098)	(2,092)
Total Current Liabilities	$(1,094)	$(1,399)

Major line items constituting loss from discontinued operations

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative	2,273	1,243	2,939	1,994
Total Operating Expenses	(2,273)	(1,243)	(2,939)	(1,994)
Operating Loss	(2,273)	(1,243)	(2,939)	(1,994)

Other Income (Expense)
Loss on foreign currency exchange	(112)	(41)	(153)	(45)
Total Other Income (Expense)	(112)	(41)	(153)	(45)

Loss Before Provision for Income Taxes	(2,385)	(1,284)	(3,092)	(2,039)
Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(2,385)	$(1,284)	$(3,092)	$(2,039)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	June 30, 2023	December 31, 2022

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2024 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. Thirteen of the notes were extended on their due dates for another twelve months. The Notes will be due between October 2023 and August 2024 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable

Other Notes Payable consists of:

	June 30, 2023	December 31, 2022
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to December 31, 2023. See further note below.	$300,000	$300,000
Current portion of Long-Term Notes payable, see below	3,283	3,222
Insurance policy finance agreements.	127	21,489
Total Notes Payable:	$303,410	$324,711

Long-Term Notes Payable consists of:

	June 30, 2023	December 31, 2022
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$144,596	$146,253
Total Long-Term Notes Payable:	$144,596	$146,253

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,565,235 shares of Common Stock as of June 30, 2023. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheet at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Operating Lease ROU Assets	$8,267	$32,645

Operating Lease Liabilities	$4,280	$29,591

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Vycor Medical	$463,335	$298,723	$800,199	$586,079
NovaVision	$19,433	$29,200	$43,563	$55,677
	$482,768	$327,923	$843,762	$641,756
Gross Profit
Vycor Medical	$425,228	$272,485	$732,854	$528,822
NovaVision	$17,743	$27,553	$40,312	$51,640
	$442,971	$300,038	$773,166	$580,462

Operating Income (Loss)
Vycor Medical	$184,135	$81,773	$306,547	$173,716
NovaVision	$(55,924)	$(38,304)	$(105,284)	$(99,501)
Corporate	$(31,691)	$(117,843)	$(71,535)	$(201,488)
	$96,520	$(74,374)	$129,728	$(127,273)

	June 30,	December 31,
	2023	2022
Total Assets:
Vycor Medical	$876,979	$822,174
NovaVision	27,433	36,792
Discontinued operations	1,026	1,212
Total Assets	$905,438	$860,178

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
United States	$481,508	$325,507	$840,125	$636,112
Europe	$1,260	$2,416	$3,637	$5,644
	$482,768	$327,923	$843,762	$641,756
Gross Profit
United States	$441,743	$297,632	$769,604	$574,844
Europe	$1,228	$2,406	$3,562	$5,618
	$442,971	$300,038	$773,166	$580,462
Operating Income (Loss)
United States	$101,529	$(71,212)	$134,847	$(120,770)
Europe	$(5,009)	$(3,162)	$(9,119)	$(6,503)
	$96,520	$(74,374)	$129,728	$(127,273)

	June 30,	December 31,
	2023	2022
Total Assets:
United States	$900,403	$854,236
Europe	4,009	4,730
Discontinued operations	1,026	1,212
Total Assets	$905,438	$860,178

7. EQUITY

Equity Transactions

During January to June 2023 and 2022, under the terms of the Consulting Agreement referred to in Note 10, the Company issued 0 and 1,071,428 of Common Stock to Fountainhead valued at $0 and $119,464, respectively.

On April 1, 2023 and April 1, 2022 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement.

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As of August 11, 2023, there were 32,628,835 shares of common stock, one (1) share of Series C Preferred Stock and 270,306 shares of Series D Preferred Stock outstanding.

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

8. STOCK-BASED COMPENSATION

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for stock granted to non-employees for each of the six months ended June 30, 2023 and 2022 was $5,414 and $127,546, respectively.

9. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,000 per month, plus other charges of approximately $3,000 per month. The lease terminates on August 31, 2023 and has been extended for a further three years and four months to December 31, 2026. Rent expense for the six months ended June 30, 2023 and 2022 was $37,173 and $38,053 respectively. See Note 5.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the six months ended June 30, 2023 and the year ended December 31, 2022 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

10. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the periods ended June 30, 2023 and 2022:

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

Effective October 1, 2022 the Amended Agreement was terminated by Fountainhead and the Company by mutual agreement. Effective the same date the Company entered into revised employment agreements with Peter Zachariou, David Cantor and Adrian Liddell under which they would continue as CEO, President and CFO respectively as individuals and not as representatives of Fountainhead; there is no compensation payable under the employment agreements

During the six months ended June 30, 2023 and 2022 the Company issued 0 and 1,071,428 shares of Company Common Stock, valued at $0 and $119,464, respectively.

Other Agreements

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. Under the Agreement, Dr. Komotar will provide general scientific advisory consultancy services, and will also provide scientific advisory services based around certain specific pre-determined milestones. In consideration of the Consultant’s services, the Company agreed to deliver to the Consultant over the course of the three-year term, a total of 304,989 shares of Company Common Stock in respect of the general consultancy, and up to 1,219,957 shares of Company Common Stock in respect of the milestones, the actual number of shares to be delivered being determined by the achievement of the pre-determined milestones. On April 1, 2023 and 2022 101,663 shares of Company Common Stock were issued under the terms of the Agreement.

11. RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead that owned, at June 30, 2023, 62.3% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During the six months ended June 30, 2023 and June 30, 2022, under the terms of the Amended Agreement referred to in Note 10, the Company issued 0 and 1,071,428 shares of Common Stock to Fountainhead valued at $0 and $119,464 respectively.

During each of the six months ended June 30, 2023 and 2022, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,019 was regarding Fountainhead and $41,693 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at June 30, 2023 and December 31, 2022 was $2,108,405 and $1,946,220, respectively, of which $1,469,242 and $1,356,224, respectively, was regarding Fountainhead and $542,008 and $500,315, respectively, was regarding Peter Zachariou.

During the six months ended June 30, 2023 and 2022 the Company issued unsecured loan notes to Fountainhead for a total of $0 and $80,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 4).

During the six months ended June 30, 2023 and 2022 the Company accrued interest on related party loans of $24,644 and $17,906, respectively.

12. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended June 30,
	2023	2022

Number of customers over 10%	1	-
Percentage of sales	14%	0%

	Six Months Ended June 30,
	2023	2022

Number of customers over 10%	1	-
Percentage of sales	11%	0%

Accounts Receivable Concentration

	At June 30,	At December 31,
	2023	2022

Number of customers over 10%	1	1
Percentage of accounts receivable	14%	13%

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

The Company periodically engages in discussions with potential strategic partners for or purchasers of each or both of our operating divisions. In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model, entering into a license agreement with a local German partner. Under the agreement, the partner is licensed to provide NovaVision’s products and therapies in Germany, Austria and Switzerland to patients and professionals. The NovaVision German office was closed effective June 30, 2020.

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

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses1, and generated cash operating income for the six months ended June 30, 2023. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands and demonstrating applicability in a broader range of pathologies. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution and marketing network and also directly by leveraging existing key opinion leader (“KOL”) neurosurgeon VBAS supporters to access new neurosurgeon users.

The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and was well received by surgeons. The second phase involved the introduction of an optional Alignment Clip accessory that snaps onto the VBAS and allows for a neuronavigation pointer to be fully integrated into the body of the VBAS; this new model range, known as the VBAS AC, was launched in September 2022, with the international roll-out being complete by the end of 2023. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with neurosurgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures.

For NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its broad range of patient and professional products is by partnering with entities in selected geographies that have either direct access to the end users or a desire and financial wherewithal to leverage the NovaVision therapy platform, including into new areas. As a result, the Company closed the NovaVision German office and entered into a license agreement with a local German for Germany, Austria and Switzerland. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

1 Operating Income or Loss before Depreciation, Amortization and non-cash Stock Compensation

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Revenue and Gross Margin:

	Three months ended
	June 30,
	2023	2022	% Change
Revenue:
Vycor Medical	$463,335	$298,723	55%
NovaVision	$19,433	$29,200	-33%
	$482,768	$327,923	47%
Gross Profit
Vycor Medical	$425,228	$272,485	56%
NovaVision	$17,743	$27,553	-36%
	$442,971	$300,038	48%

Vycor Medical recorded revenue of $463,335 from the sale of its products for the three months ended June 30, 2023, an increase of $164,612 or 55%, over the same period in 2022. The majority of the increase was in the U.S., reflecting the addition of new hospitals and improved utilization as the VBAS AC model has been rolled out. One international customer placed an advance order of which approximately $35,000 relates to sales that would normally have occurred in the July to October 2023 period. Gross margin of 92% and 91% was recorded for the three months ended June 30, 2023 and 2022, respectively.

NovaVision recorded revenues of $19,433 for the three months ended June 30, 2023, a decrease of $9,767. Gross margin was 91%, compared to 94% for the same period in 2022.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $35,236 to $324,527 for the three months ended June 30, 2023 from $359,763 for the same period in 2022. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing employee and non-employee shares, which have been issued by the Company over various periods. The charge for the three months ended June 30, 2023 was $2,364, a $74,614 decrease from the charge in 2022 of $76,978 following the termination of the Fountainhead Consulting Agreement effective October 1, 2022. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $38,224 to $96,894 from $58,670 in 2022.

The remaining Selling, General and Administrative expenses increased marginally from $224,115 to $225,269 in 2023. Regulatory fees decreased by $20,420 due to a delayed EU audit and other lower activity and accounting fees decreased by $13,345 due to a change in accruals during 2022; this was offset by patent fees increased by $16,896 reflecting higher levels of activity in Vycor, and payroll increased by $7,004 reflecting additional staffing levels.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	38,224
Other (premises, insurance, other)	11,020
Payroll	7,004
Legal, patent, audit/accounting	3,550
Regulatory	(20,420)
Board and financial	-	(74,614)
Total change	39,378	(74,614)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended June 30, 2023 and 2022 was $12,301 and $9,994, respectively. Other Interest expense for the three months ended June 30, 2023 and 2022 was $13,359 and $13,370, respectively.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations increased by $1,101 to $2,385 in 2023 from $1,284 in 2022; the Company has some ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Revenue and Gross Margin:

	Six months ended
	June 30,
	2023	2022	% Change
Revenue:
Vycor Medical	$800,199	$586,079	37%
NovaVision	$43,563	$55,677	-22%
	$843,762	$641,756	31%
Gross Profit
Vycor Medical	$732,854	$528,822	39%
NovaVision	$40,312	$51,640	-22%
	$773,166	$580,462	33%

Vycor Medical recorded revenue of $800,199 from the sale of its products for the six months ended June 30, 2023, an increase of $214,120, or 37%, over the same period in 2022. The majority of the increase was in the U.S., reflecting the addition of new hospitals and improved utilization as the VBAS AC model has been rolled out. One international customer placed an advance order of which approximately $35,000 relates to sales that would normally have occurred in the July to October 2023 period. Gross margin of 92% and 90% was recorded for the six months ended June 30, 2023 and for the same period in 2022.

NovaVision recorded revenues of $43,563 for the six months ended June 30, 2023, a decrease of $12,114 over the same period in 2022, and gross margin of 93% was the same for both periods.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $76,806 to $601,631 for the six months ended June 30, 2023 from $678,437 for the same period in 2022. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2023 was $5,414, a decrease of $122,132 from $127,546 in 2022 following the termination of the Fountainhead Consulting Agreement effective October 1, 2022. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $42,474 from $115,996 to $158,470.

The remaining Selling, General and Administrative expenses increased by $2,852 from $434,895 to $437,747. Patent costs decreased by $10,551 due lower costs of NovaVision patents during the period offset by higher levels of activity in Vycor, software development costs decreased by $9,472 and accounting fees decreased by $13,345 due to a change in accruals during 2022; this was offset by increases in payroll of $16,551 and other expenses.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	42,474
Other (travel/regulatory/premises)	36,237	-
Payroll	16,551	-
Scientific, clinical and software development	(7,572)	-
Regulatory	(20,894)	-
Legal, patent, audit/accounting	(21,470)	-
Board and financial	-	(122,132)
Total change	45,326	(122,132)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the six months ended June 30, 2023 was $24,644 compared to $17,906 for 2022. Other Interest expense for the six months ended June 30, 2023 was $26,593 compared to $25,684 for 2022 following the forgiveness of PPP loans.

Liquidity

The following table shows cash flow and liquidity data for the periods ended June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	$ Change
Cash	$53,404	$37,035	$16,369
Accounts receivable, inventory and other current assets	$564,964	$480,728	$84,236
Total current liabilities	$(3,779,174)	$(3,654,796)	$(124,378)
Working capital	$(3,160,806)	$(3,137,033)	$(23,773)
Cash (used in) provided by financing activities	$(21,301)	$165,889	$(187,190)

Operating Activities. Cash provided by (used in) operating activities comprises net income (loss) adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by (used in) operating activities.

The following table shows the principal components of cash provided by (used in) operating activities during the six months ended June 30, 2023 and 2022, with a commentary of changes during the periods and known or anticipated future changes:

	June 30, 2023	June 30, 2022	$ Change
Net Income (Loss)	$75,268	$(173,562)	$248,830

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	$30,425	$30,605	$(180)
Stock based compensation	$5,414	$127,546	$(122,132)
Other	$-	$8,660	$(8,660)
	$35,839	$166,811	$(130,972)

Net Income (Loss) adjusted for non-cash items	$111,107	$(6,751)	$117,678
Changes in working capital
Accounts receivable	$(126,346)	$(86,360)	$(39,986)
Accounts payable and accrued liabilities	$(40,879)	$(58,790)	$17,911
Inventory	$29,384	$(2,856)	$32,240
Prepaid expenses and net insurance financing repayments	$(4,720)	$(5,492)	$772
Accrued interest (not paid in cash)	$46,789	$37,085	$9,704
Changes in discontinued operations, net	$491	$(960)	$1,451
	$(95,281)	$(117,373)	$22,092

Cash provided by (used in) operating activities, adjusted for net insurance repayments	$15,826	$(124,124)	$139,950

The adjustments to reconcile net income (loss) to cash of $35,839 in the period have no impact on liquidity, and the change in net income (loss) of $117,678 is due to the increase in Vycor sales, as is the change in accounts receivable of $39,986.

Additional inventory of $28,512 was purchased during the six months ended June 30, 2023 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $60,000 during the next twelve months.

Investing Activities. Cash provided by (used in) investing activities of continuing operations for the six months ended June 30, 2023 was $542 and consisted of the sale of chin rests to patients in NovaVision.

Financing Activities. During the six months ended June 30, 2023 the Company paid down insurance of $21,301.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $86,917 for the six months ended June 30, 2023 and has not generated sufficient positive cash flows from operations. As of June 30, 2023 the Company had a working capital deficiency of $388,377, excluding related party liabilities of $2,772,429. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a reduction in cash operating losses2, and generated cash operating income for the six months ended June 30, 2023. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $448,699, which has a maturity date of December 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2023 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2024 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 11, 2023, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2023

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	August 11, 2023

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	August 11, 2023

