Form 10-Q
period 2023-09-30
VYCOR MEDICAL INC
filed 2023-11-13
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

VYCOR MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	001-34932	20-3369218
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

There were 32,628,835 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 13, 2023.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$69,055	$37,035
Trade accounts receivable	255,266	156,204
Inventory	204,739	248,874
Prepaid expenses and other current assets	95,932	74,438
Current assets of discontinued operations	896	1,212
Total Current Assets	625,888	517,763

Fixed assets, net	261,602	303,770

Intangible and Other assets:
Security deposits	6,000	6,000
Operating lease - right of use assets	160,979	32,645
Total Intangible and Other assets	166,979	38,645
TOTAL ASSETS	$1,054,469	$860,178

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$113,729	$200,044
Accrued interest: Other	460,798	424,897
Accrued interest: Related party	183,087	146,007
Accrued liabilities - Other	126,890	91,352
Accrued liabilities - Related Party	2,270,590	1,946,220
Notes payable: Other	338,786	324,711
Notes payable: Related Party	493,373	493,373
Current operating lease liabilities	44,759	29,591
Current liabilities of discontinued operations	(800)	(1,399)
Total Current Liabilities	4,031,212	3,654,796

Long term lease liabilities	$111,922	-
Loan Payable - SBA EIDL	143,756	146,253

Total Liabilities	4,286,890	3,801,049

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 270,307 and 270,307 issued and outstanding as at September 30, 2023 and December 31, 2022 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at September 30, 2023 and December 31, 2022, 32,732,169 and 32,630,506 shares issued and 32,628,835 and 32,527,172 outstanding at September 30, 2023 and December 31, 2022 respectively	3,273	3,263
Additional Paid-in Capital	29,365,070	29,355,626
Treasury Stock (103,334 shares of Common Stock as at September 30, 2023 and December 31, 2022 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(32,727,435)	(32,426,429)
Accumulated Other Comprehensive Income (Loss)	127,677	127,675
Total Stockholders’ Deficiency	(3,232,421)	(2,940,871)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,054,469	$860,178

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Revenue	$308,593	$309,969	$1,152,355	$951,725
Cost of Goods Sold	32,334	42,199	102,930	103,493
Gross Profit	276,259	267,770	1,049,425	848,232

Operating Expenses:
Research and development	7,250	-	20,308	-
Depreciation and amortization	14,377	14,559	43,126	43,857
Selling, general and administrative	280,113	341,256	881,744	1,019,693
Total Operating expenses	301,740	355,815	945,178	1,063,550
Operating income (loss)	(25,481)	(88,045)	104,247	(215,318)

Other Income (Expense)
Interest expense: Related Party	(12,436)	(10,351)	(37,080)	(28,257)
Interest expense: Other	(13,484)	(13,511)	(40,077)	(39,195)
Loss on foreign currency exchange	(78)	(405)	(209)	(1,065)
Total Other Income (expense)	(25,998)	(24,267)	(77,366)	(68,517)

Income (Loss) Before Provision for Income Taxes	(51,479)	(112,312)	26,881	(283,835)
Provision for income taxes	-	-	-	-
Net Income (Loss) from continuing operations	(51,479)	(112,312)	26,881	(283,835)
Loss from discontinued operations	(425)	(2,495)	(3,517)	(4,534)
Net Income (Loss)	(51,904)	(114,807)	23,364	(288,369)

Preferred stock dividends	(162,185)	(162,185)	(324,370)	(324,370)
Net Loss Available to Common Stockholders	$(214,089)	$(276,992)	$(301,006)	$(612,739)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	-	1	2	1
Comprehensive Income (Loss)	$(51,904)	$(114,806)	$23,366	$(288,368)

Net Income (Loss) Per Share - basic and diluted:
Net Income (Loss) from continuing operations	$(0.00)	$(0.00)	$0.00	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss available to common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted	32,628,835	31,997,281	32,595,320	31,432,040

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,513,346)	$127,677	$(3,018,332)
Comprehensive Income											-	-
Net loss for three months ended September 30, 2023										(214,089)		(214,089)
Balance at Sepember 30, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,727,435)	$127,677	$(3,232,421)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2022	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,355,626	$(32,426,429)	$127,675	$(2,940,871)
Issuance of stock for board and consulting fees	101,663	10	-	-					9,444			9,454
Comprehensive Income											2	2
Net loss for nine months ended September 30, 2023										(301,006)		(301,006)
Balance at Sepember 30, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,727,435)	$127,677	$(3,232,421)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total
Balance at June 30, 2022	32,094,792	$3,209	1	$0	270,306	$27	(103,334)	$(1,033)	$29,303,715	$(32,032,889)	$127,674	$(2,599,297)
Issuance of stock for board and consulting fees	535,714	54							56,732			56,786
Comprehensive Income											1	1
Net loss for three months ended September 30, 2022										(276,992)		(276,992)
Balance at September 30, 2022	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,360,447	$(32,309,881)	$127,675	$(2,819,502)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2021	30,921,701	$3,092	1	$0	270,306	$27	(103,334)	$(1,033)	$29,172,169	$(31,697,142)	$127,674	($2,395,213)
Issuance of stock for board and consulting fees	1,607,142	161							176,089			176,250
Issuance of stock for consulting fees	101,663	10							12,189			12,199
Comprehensive Income											1	1
Net loss for nine months ended September 30, 2022										(612,739)		(612,739)
Balance at September 30, 2022	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,360,447	$(32,309,881)	$127,675	$(2,819,502)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net Income (Loss)	$23,364	$(288,369)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of fixed assets	45,650	46,073
Inventory provision	-	11,360
Stock based compensation	7,777	187,381

Changes in assets and liabilities:
Accounts receivable	(99,062)	(54,462)
Inventory	44,135	(71,381)
Prepaid expenses	(15,519)	(32,638)
Accrued interest - Related Party	37,080	28,257
Accrued interest – Other	35,901	29,681
Accounts payable	(86,315)	(8,713)
Accrued liabilities - Other	29,996	(29,514)
Changes in discontinued operations, net	915	(1,337)
Cash provided by (used in) in operating activities	23,922	(183,662)
Cash flows from investing activities:
Purchase of fixed assets	(3,482)	(3,102)
Cash used in investing activities	(3,482)	(3,102)
Cash flows from financing activities:
Proceeds from Notes Payable - Related Party	-	110,000
Proceeds net of Repayments - Notes Payable - Other	11,578	18,392
Cash provided by financing activities	11,578	128,392
Effect of exchange rate changes on cash	2	1
Net increase (decrease) in cash	32,020	(58,371)
Cash at beginning of period	37,035	90,941
Cash at end of period	$69,055	$32,570

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$4,176	$6,579
Cash paid for income tax	$0	$0

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts on the unaudited consolidated financial statements have been reclassified to conform to the current period presentation.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss available to common stockholders of $301,006 for the nine months ended September 30, 2023 and since inception has not generated sufficient positive cash flows from operations, although did generate positive cash flows from operations for the nine months ended September 30, 2023. As of September 30, 2023 the Company had a working capital deficiency of $458,274, excluding related party liabilities of $2,947,050. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $460,798 which has a maturity date of December 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2023 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2024 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead Capital Management Limited (“Fountainhead”), the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

The following table sets forth the potential shares of common stock that are included in the calculation of diluted net income per share where a net income is reported:

	September 30, 2023	September 30, 2022
Debentures convertible into common stock	3,622,848	3,394,276
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	4,894,900	4,666,328

3. DISCONTINUED OPERATIONS

In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model; effective July 1, 2020 ,Vycor entered into a license agreement with a German-based partner. The NovaVision German office was closed effective June 30, 2020. The Company will continue to fund the remaining expenses of the German operations, which are non-material, until such a time as NovaVision GmbH will be formally wound up.

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income (loss) are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$896	$1,212
Total Current Assets	896	1,212

TOTAL ASSETS	$896	$1,212

LIABILITIES
Current Liabilities
Accounts payable	$4	$693
Other current liabilities	(804)	(2,092)
Total Current Liabilities	$(800)	$(1,399)

Major line items constituting loss from discontinued operations

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative	425	2,420	3,365	4,413
Total Operating expenses	425	2,420	3,365	4,413
Operating Loss	(425)	(2,420)	(3,365)	(4,413)

Other Income (Expense)
Loss on foreign currency exchange	-	(75)	(152)	(121)
Total Other Income (Expense)	-	(75)	(152)	(121)

Loss Before Provision for Income Taxes	(425)	(2,495)	(3,517)	(4,534)
Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(425)	$(2,495)	$(3,517)	$(4,534)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	September 30, 2023	December 31, 2022

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2024 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All of the notes were extended on their due dates for another twelve months. The Notes will be due between December 2023 and November 2024 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable

Other Notes Payable consists of:

	September 30, 2023	December 31, 2022
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to December 31, 2023. See further note below.	$300,000	$300,000
Current portion of Long-Term Notes payable, see below	3,313	3,222
Insurance policy finance agreements.	35,473	21,489
Total Notes Payable:	$338,786	$324,711

Long-Term Notes Payable consists of:

	September 30, 2023	December 31, 2022
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$143,756	$146,253
Total Long-Term Notes Payable:	$143,756	$146,253

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,622,848 shares of Common Stock as of September 30, 2023. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheet at September 30, 2023 and December 31, 2022:

	September 30 2023	December 31, 2022

Operating Lease ROU Assets	$160,979	$32,645
	$160,979	$32,645

Operating Lease Liabilities
Current portion	$44,759	$29,591
Long-term portion	111,922	-
	$156,681	$29,591

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Vycor Medical	$287,559	$289,706	$1,087,758	$875,785
NovaVision	$21,034	$20,263	$64,597	$75,940
	$308,593	$309,969	$1,152,355	$951,725
Gross Profit
Vycor Medical	$256,435	$249,141	$989,288	$777,963
NovaVision	$19,824	$18,629	$60,137	$70,269
	$276,259	$267,770	$1,049,425	$848,232

Operating Income (Loss)
Vycor Medical	$60,373	$65,042	$366,360	$238,751
NovaVision	$(41,868)	$(69,557)	$(146,592)	$(169,051)
Corporate	$(43,986)	$(83,530)	$(115,521)	$(285,018)
	$(25,481)	$(88,045)	$(104,247)	$(215,318)

	September 30,	December 31,
	2023	2022
Total Assets:
Vycor Medical	$1,004,421	$822,174
NovaVision	49,152	36,792
Discontinued operations	896	1,212
Total Assets	$1,054,469	$860,178

(b) Geographic information

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
United States	$306,929	$308,368	$1,147,054	$944,480
Europe	$1,664	$1,601	$5,301	$7,245
	$308,593	$309,969	$1,152,355	$951,725
Gross Profit
United States	$274,620	$266,168	$1,044,223	$841,012
Europe	$1,639	$1,602	$5,202	$7,220
	$276,259	$267,770	$1,049,425	$848,232
Operating Income (Loss)
United States	$(19,758)	$(82,645)	$119,088	$(203,415)
Europe	$(5,723)	$(5,400)	$(14,841)	$(11,903)
	$(25,481)	$(88,045)	$104,247	$(215,318)

	September 30,	December 31,
	2023	2022
Total Assets:
United States	$1,046,219	$854,236
Europe	7,354	4,730
Discontinued operations	896	1,212
Total Assets	$1,054,469	$860,178

7. EQUITY

Equity Transactions

During January to September 2023 and 2022, under the terms of the Consulting Agreement referred to in Note 10, the Company issued 0 and 1,607,142 of Common Stock to Fountainhead valued at $0 and $176,250, respectively.

On April 1, 2023 and April 1, 2022 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement.

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As of November 13, 2023, there were 32,628,835 shares of common stock, one (1) share of Series C Preferred Stock and 270,306 shares of Series D Preferred Stock outstanding.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for stock granted to non-employees for each of the nine months ended September 30, 2023 and 2022 was $7,777 and $187,381, respectively.

9. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $3,000 per month. The lease terminated on August 31, 2023 and has been extended for a further three years and four months to December 31, 2026. Rent expense for the nine months ended September 30, 2023 and 2022 was $53,535 and $58,666 respectively. See Note 5.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the nine months ended September 30, 2023 and the year ended December 31, 2022 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

10. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the periods ended September 30, 2023 and 2022:

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

During the nine months ended September 30, 2023 and 2022 the Company issued 0 and 1,607,142 shares of Company Common Stock, valued at $0 and $176,250, respectively.

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

11. RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead that owned, at September 30, 2023, 62.3% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During the nine months ended September 30, 2023 and September 30, 2022, under the terms of the Amended Agreement referred to in Note 10, the Company issued 0 and 1,607,142 shares of Common Stock to Fountainhead valued at $0 and $176,250, respectively.

During each of the nine months ended September 30, 2023 and 2022, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at September 30, 2023 and 2022 was $2,270,590 and $1,946,220, respectively, of which $1,582,260 and $1,356,224, respectively, was regarding Fountainhead and $583,701 and $500,315, respectively, was regarding Peter Zachariou.

During the nine months ended September 30, 2023 and 2022 the Company issued unsecured loan notes to Fountainhead for a total of $0 and $110,000, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 4).

During the nine months ended September 30, 2023 and 2022 the Company accrued interest on related party loans of $37,080 and $28,257 respectively.

12. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended September 30,
	2023	2022

Number of customers over 10%	1	1
Percentage of sales	16%	10%

	Nine months Ended September 30,
	2023	2022

Number of customers over 10%	1	-
Percentage of sales	12%	0%

Accounts Receivable Concentration

	At September 30,	At December 31,
	2023	2022

Number of customers over 10%	2	1
Percentage of accounts receivable	11, 10%	13%

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

2. Overview of Business

Vycor is dedicated to providing the medical community with innovative and superior surgical and therapeutic solutions and operates two distinct business units within the medical device industry. Vycor Medical designs, develops and markets medical devices for use in neurosurgery. NovaVision provides non-invasive rehabilitation therapies for those who have vision disorders resulting from neurological brain damage such as that caused by a stroke. Both businesses adopt a minimally or non-invasive approach. The Company has 56 issued or allowed patents and a further 11 pending. The Company leverages joint resources across the divisions to operate in a cost-efficient manner.

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

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (Class III) for brain and spine surgeries, and regulatory approvals in a number of other international markets. Vycor Medical has 38 granted and 11 pending patents.

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury and has 18 granted patents.

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses1, and generated cash operating income for the nine months ended September 30, 2023. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands and demonstrating applicability in a broader range of pathologies. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution and marketing network and also directly by leveraging existing key opinion leader (“KOL”) neurosurgeon VBAS supporters to access new neurosurgeon users.

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

1 Operating Income or Loss before Depreciation, Amortization and non-cash Stock Compensation

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Revenue and Gross Margin:

	Three months ended
	September 30,
	2023	2022	% Change
Revenue:
Vycor Medical	$287,559	$289,706	-1%
NovaVision	$21,034	$20,263	4%
	$308,593	$309,969	0%
Gross Profit
Vycor Medical	$256,435	$249,141	3%
NovaVision	$19,824	$18,629	6%
	$276,259	$267,770	3%

Vycor Medical recorded revenue of 287,559 from the sale of its products for the three months ended September 30, 2023, a decrease of $2,147 or 1% over the same period in 2022. Gross margin of 89% and 86% was recorded for the three months ended September 30, 2023 and 2022, respectively.

NovaVision recorded revenues of $21,034 for the three months ended September 30, 2023, an increase of $771 or 4% over the same period in 2022. Gross margin was 94%, compared to 92% for the same period in 2022.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $61,143 to $280,113 for the three months ended September 30, 2023 from $341,256 for the same period in 2022. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing employee and non-employee shares, which have been issued by the Company over various periods. The charge for the three months ended September 30, 2023 was $2,364, a $57,472 decrease from the charge in 2022 of $59,836 following the termination of the Fountainhead Consulting Agreement effective October 1, 2022. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $1,523 to $50,088 from $51,611 in 2022.

The remaining Selling, General and Administrative expenses decreased marginally from $229,809 to $227,661 in 2023. Payroll decreased by $18,703 due to temporary gaps in staff changes, offset by an increase in legal/patent and accounting of $10,506.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Legal, patent, audit/accounting	10,506	-
Regulatory	4,043	-
Scientific and clinical	2,500
Other (travel/regulatory/premises)	(494)
Commissions	(1,523)	-
Payroll	(18,703)	-
Board and financial	-	(57,472)
Total change	(3,671)	(57,472)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2023 and 2022 was $12,436 and $10,351, respectively. Other Interest expense for the three months ended September 30, 2023 and 2022 was $13,484 and $13,511, respectively.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $2,070 to $425 in 2023 from $2,495 in 2022; the Company has some ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Comparison of the Nine months Ended September 30, 2023 to the Nine months Ended September 30, 2022

Revenue and Gross Margin:

	Nine months ended
	September 30,
	2023	2022	% Change
Revenue:
Vycor Medical	$1,087,758	$875,785	24%
NovaVision	$64,597	$75,940	-15%
	$1,152,355	$951,725	21%
Gross Profit
Vycor Medical	$989,288	$777,963	27%
NovaVision	$60,137	$70,269	-14%
	$1,049,425	$848,232	24%

Vycor Medical recorded revenue of $1,087,758 from the sale of its products for the nine months ended September 30, 2023, an increase of $211,973, or 24%, over the same period in 2022. The increase was in the U.S. and Other International, reflecting the addition of new hospitals and improved utilization as the VBAS AC model has been rolled out. One international customer placed advance orders of VBAS and VBAS AC of which approximately $35,000 relates to sales that would normally have occurred in the October to December 2023 period. Gross margin of 91% and 89% was recorded for the nine months ended September 30, 2023 and for the same period in 2022.

NovaVision recorded revenues of $64,597 for the nine months ended September 30, 2023, a decrease of $11,343 or 15% over the same period in 2022, and gross margin of 93% was the same for both periods.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $137,949 to $881,744 for the nine months ended September 30, 2023 from $1,019,693 for the same period in 2022. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2023 was $7,777, a decrease of $179,604 from $187,381 in 2022 following the termination of the Fountainhead Consulting Agreement effective October 1, 2022. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $40,952 from $167,607 to $208,559.

The remaining Selling, General and Administrative expenses increased marginally by $704 from $664,705 to $665,408. Patent costs decreased by $18,387 due lower costs of NovaVision patents during the period; decreased regulatory costs of $16,851 due to delayed notified body audits; offset by increased audit, accounting and insurance costs of $16,822.

An analysis of the change in cash and non-cash G&A is shown in the table below:

	Cash G&A	Non-Cash G&A
Commissions	40,952
Other (travel/regulatory/premises)	35,742	-
Payroll	(2,152)	-
Scientific and clinical	(5,072)	-
Legal, patent, audit/accounting	(10,964)
Regulatory	(16,851)	-
Board and financial	-	(179,604)
Total change	41,655	(179,604)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2023 was $37,080 compared to $28,257 for 2022. Other Interest expense for the nine months ended September 30, 2023 was $40,077 compared to $39,195 for 2022 following the forgiveness of PPP loans.

Liquidity

The following table shows cash flow and liquidity data for the periods ended September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	$ Change
Cash	$69,055	$37,035	$32,020
Accounts receivable, inventory and other current assets	$556,833	$480,728	$76,105
Total current liabilities	$(4,031,212)	$(3,654,796)	$(376,416)
Working capital	$(3,405,324)	$(3,137,033)	$(268,291)
Cash (used in) provided by financing activities	$11,578	$165,889	$(154,311)

Operating Activities. Cash provided by (used in) operating activities comprises net income (loss) adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by (used in) operating activities.

The following table shows the principal components of cash provided by (used in) operating activities during the nine months ended September 30, 2023 and 2022, with a commentary of changes during the periods and known or anticipated future changes:

	September 30, 2023	September 30, 2022	$ Change
Net Income (Loss)	$23,364	($288,369)	$311,733

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	$45,650	$46,073	$(423)
Stock based compensation	$7,777	$187,381	$(179,604)
Other	$-	$11,360	$(11,360)
	$53,427	$244,814	$(191,387)

Net Income (Loss) adjusted for non-cash items	$76,791	$(43,555)	$120,346
Changes in working capital
Accounts receivable	$(99,062)	$(54,462)	$(44,600)
Accounts payable and accrued liabilities	$(56,319)	$(38,227)	$(18,092)
Inventory	$44,135	$(71,381)	$115,516
Prepaid expenses and net insurance financing repayments	$(3,941)	$(14,246)	$10,305
Accrued interest (not paid in cash)	$72,981	$57,938	$15,043
Changes in discontinued operations, net	$915	$(1,337)	$2,252
	$(41,291)	$(121,715)	$80,424

Cash provided by (used in) operating activities, adjusted for net insurance repayments	$35,500	$(165,270)	$200,770

The adjustments to reconcile net income (loss) to cash of $53,427 in the period have no impact on liquidity, and the change in net income (loss) of $120,346 is due to the increase in Vycor sales, as is the change in accounts receivable of $44,600.

Additional inventory of $37,118 was purchased during the nine months ended September 30, 2023 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $60,000 during the next twelve months.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2023 was $3,482 and consisted of the purchase of chin rests for patients in NovaVision.

Financing Activities. During the nine months ended September 30, 2023 the Company paid down insurance of $11,578.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss available to common stockholders of $301,006 for the nine months ended September 30, 2023 and since inception has not generated sufficient positive cash flows from operations, although did generate positive cash flows from operations for the nine months ended September 30, 2023. As of September 30, 2023 the Company had a working capital deficiency of $458,274, excluding related party liabilities of $2,947,050. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 2 “Strategy”, the Company is executing on a plan to achieve a reduction in cash operating losses2, and generated cash operating income for the nine months ended September 30, 2023. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $460,798, which has a maturity date of December 31, 2023, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2023 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2024 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

The matter involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were a lack of a functioning audit committee with independent members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. This weakness occurred as of April 1, 2021 due to the resignation of the independent members of the Audit Committee from the Board of Directors effective as of April 1, 2021. As of November 13, 2023, this material weakness continues to exist.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 13, 2023, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2023

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	November 13, 2023

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	November 13, 2023

