Form 10-K
period 2023-12-31
VYCOR MEDICAL INC
filed 2024-04-16
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,174,147 (assuming $0.10 per share)

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 32,628,835 shares of common stock par value $0.0001 as of April 16, 2024

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

NovaVision

NovaVision provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury.

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses, and generated cash operating income for the year ended December 31, 2023. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands and demonstrating applicability in a broader range of pathologies. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution and marketing network and also directly by leveraging existing key opinion leader (“KOL”) neurosurgeon VBAS supporters to access new neurosurgeon users.

The Company has for some time been working to better integrate its VBAS with neuronavigation. The first phase of the modification of the existing VBAS product range was completed in September 2017 and was well received by surgeons. The second phase involved the introduction of an optional Alignment Clip accessory that snaps onto the VBAS and allows for a neuronavigation pointer to be fully integrated into the body of the VBAS; this new model range, known as the VBAS AC, was launched in September 2022, with the international roll-out being largely complete by the end of 2023. The Company will continue to work with neuronavigation companies to seek ways to further integrate the VBAS with neuronavigation and with other companies with complementary technologies used in neurosurgery. We will also be exploring with neurosurgeons and focus groups additional selected development work targeted at increasing the ease and applicability of our products to additional common procedures.

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

Employees

We currently have 8 employees.

Website.

The Company operates websites at www.vycormedical.com, www.vycorvbas.com, and www.novavision.com. NovaVision’s German partner maintains the www.novavision.de website.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The lease terminated on August 31, 2023 and was extended for a further three years and four months to December 31, 2026

ITEM 3. LEGAL PROCEEDINGS

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

Holders

As of April 16, 2024 and April 12, 2023 there were 32,628,835 shares of common stock issued and outstanding and approximately 129 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2023 through April __, 2024 which were not registered under the Securities Act

Common Stock:

Issuance Type	Security	Security
Ricardo Komotar (1)	Common	101,663

(1) Consulting fees paid in connection with a Consulting Agreement between the Company and the holder

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Revenue and Gross Margin:

Vycor Medical recorded revenue of $1,378,598 from the sale of its products for the year ended December 31, 2023, an increase of $247,683 (or 22%) over 2022. Most of the increase was accounted for by the US, which grew by 23% over 2022 due to increased penetration and hospital usage, with the rest being Other International, offset by a slight decline in Europe. Gross margin of 90% was recorded for the year ended December 31, 2023 compared to 88% in 2022.

NovaVision recorded revenues of $82,006 for the year ended December 31, 2023, a decrease of $10,068 from 2022, and gross margin of 94%, compared to 92% for 2022.

Research & Development:

Research & Development expenses were $22,558 for the year ended December 31, 2023 compared to $0 for the year ended December 31, 2022, reflecting early-stage product development for the Vycor division.

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses decreased by $135,219 to $1,195,408 in 2023 from $1,330,627 in 2022. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing employee and non-employee shares and options which have been issued by the Company over various periods. The charge for 2023 was $10,141, a decrease of $175,469 from $185,610 in 2022, following an amendment to the Fountainhead Consulting Agreement. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $56,836 to $269,746 reflecting an increased level of sales in the US.

The remaining Selling, General and Administrative expenses decreased by $16,585 from $932,106 to $915,521. Patent costs decreased by $21,186 due to lower costs of NovaVision patents. Marketing costs decreased by $14,897 reflecting the launch of the VBAS AC product in 2022; this was offset by higher insurance costs of $11,009 and net other cost increases of $8,489.

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2023 increased $9,952 following the issuance of related party notes during 2022 to $49,515 from $39,563 for 2022. Other Interest expense for 2023 increased by $886 to $53,550 from $52,664 for 2022.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations increased by $1,399 to $6,611 in 2023 from $5,212 in 2022 as the business is wound down.

Liquidity and Capital Resources

Liquidity

The following table shows cash flow and liquidity data for the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022	$ Change
Cash	$57,291	$37,035	$20,256
Accounts receivable, inventory and other current assets	$526,799	$480,728	$46,071
Total current liabilities	$(4,074,487)	$(3,654,796)	$(419,691)
Working capital	$(3,490,397)	$(3,137,033)	$(353,364)
Cash provided by financing activities	$211	$165,889	$(165,678)

Operating Activities. Cash provided by (used in) operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by (used in) operating activities.

The following table shows the principal components of cash provided by (used in) operating activities during the years ended December 31, 2023 and 2022, with a commentary of changes during the years and known or anticipated changes:

	December 31, 2023	December 31, 2022	$ Change
Net loss	$(69,691)	$(404,917)	$335,226

Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation of assets	$60,752	$61,403	$(651)
Stock based compensation	$10,141	$185,610	$(175,469)
Other	-	$15,515	$(15,515)
	$70,893	$262,528	$(191,635)

Net loss adjusted for non-cash items	$1,202	$(142,389)	$143,591
Changes in working capital
Accounts receivable	$(59,027)	$(30,108)	$(28,919)
Accounts payable and accrued liabilities	$(21,779)	$(63,283)	$41,504
Inventory	$14,729	$(56,868)	$71,597
Prepaid expenses and net insurance financing repayments	$(3,771)	$(21,547)	$17,776
Accrued interest (not paid in cash)	$97,515	$92,227	$5,288
Changes in discontinued operations, net	$772	$(1,659)	$2,431
	$28,439	$(81,238)	$109,677

The adjustments to reconcile net income (loss) to cash of $1,202 in the period have no impact on liquidity, and the change in net income (loss) of $143,591 is due to the increase in Vycor sales, as is the change in accounts receivable of $(28,919).

Additional inventory of $104,160 was purchased during the year ended December 31, 2023 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $150,000 during the next twelve months.

Investing Activities. Cash used in investing activities of continuing operations for the year ended December 31, 2023 was $9,386 compared to $2,780 in 2022.

`

Financing Activities. During the years ended December 31, 2023 and 2022 the Company received funds of $0 and $172,500, respectively, in respect of loans from Fountainhead.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss available to common stockholders of $69,691 and $404,917 for the years ending December 31, 2023 and 2022 respectively and has not generated sufficient cash flows from operations although did generate positive cash flows from operations for the year ended December 31, 2023. As at December 31, 2023 the Company had a working capital deficiency of $3,490,397, which includes related party liabilities of $2,959,485. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $472,897, which has a maturity date of March 31, 2025, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2025 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2025 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation, although rising raw material and labor costs will result in an increase in the cost of sales.

Critical Accounting Estimates

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Set forth below are the audited consolidated financial statements for the Company for the fiscal years ended December 31, 2023 and 2022 and the report thereon of Prager Metis CPAs, LLC (PCAOB ID No. 273),

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vycor Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vycor Medical, Inc. (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, including a net loss of $69,691 and $404,917 for the years ended December 31, 2023 and 2022 respectively, and has not generated sufficient cash flows from its operations. As of December 31, 2023, the Company had a working capital deficiency of $3,490,397, which includes related party liabilities of $2,959,485. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters for the current audit period.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.

Hackensack, New Jersey
April 16, 2024

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$57,291	$37,035
Trade accounts receivable	215,231	156,204
Inventory	234,145	248,874
Prepaid expenses and other current assets	76,684	74,438
Current assets of discontinued operations	739	1,212
Total Current Assets	584,090	517,763

Fixed assets, net	252,404	303,770

Intangible and Other assets:
Security deposits	6,000	6,000
Operating lease–- right of use assets	149,804	32,645
Total Intangible and Other assets	155,804	38,645
TOTAL ASSETS	$992,298	$860,178

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$117,801	$200,044
Accrued interest: Other	472,897	424,897
Accrued interest: Related party	195,522	146,007
Accrued liabilities–- Other	151,816	91,352
Accrued liabilities–- Related Party	2,270,590	1,946,220
Notes payable: Other	328,267	324,711
Notes payable: Related Party	493,373	493,373
Current operating lease liabilities	45,321	29,591
Current liabilities of discontinued operations	(1,100)	(1,399)
Total Current Liabilities	4,074,487	3,654,796

Operating lease liability – long term	100,379	-
Loan Payable–- SBA EIDL	142,908	146,253

Total Liabilities	4,317,774	3,801,049

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized:
Preferred C Stock, 1 and 1 share issued and outstanding as at December 31, 2023 and December 31, 2022 respectively	-	-
Preferred D Stock, 270,306 and 270,306 shares issued and outstanding as at December 31, 2023 and December 31, 2022 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at December 31, 2023 and December 31, 2022, 32,732,169 and 32,630,506 shares issued and 32,628,835 and 32,527,172 outstanding at December 31, 2023 and December 31, 2022 respectively	3,273	3,263
Additional Paid-in Capital	29,365,070	29,355,626
Treasury Stock (103,334 shares of Common Stock as at December 31, 2023 and December 31, 2022 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(32,820,490)	(32,426,429)
Accumulated Other Comprehensive Income (Loss)	127,677	127,675
Total Stockholders’ Deficiency	(3,325,476)	(2,940,871)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$992,298	$860,178

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

	For the year ended December 31,
	2023	2022

Revenue	$1,460,604	$1,222,989
Cost of Goods Sold	144,950	140,644
Gross Profit	1,315,654	1,082,345

Operating Expenses:
Research and development	22,558	-
Depreciation and amortization	57,497	58,232
Selling, general and administrative	1,195,408	1,330,627
Total Operating Expenses	1,275,463	1,388,859
Operating income (loss)	40,191	(306,514)

Other Income (Expense)
Interest expense: Related Party	(49,515)	(39,563)
Interest expense: Other	(53,550)	(52,664)
Loss on foreign currency exchange	(206)	(964)
Total Other Income (Expense)	(103,271)	(93,191)

Loss Before Provision for Income Taxes	(63,080)	(399,705)
Provision for income taxes	-	-
Net Loss from continuing operations	(63,080)	(399,705)
Loss from discontinued operations	(6,611)	(5,212)
Net Loss	(69,691)	(404,917)

Preferred stock dividends	(324,370)	(324,370)
Net Loss Available to Common Stockholders	$(394,061)	$(729,287)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	2	1
Comprehensive Loss	$(69,689)	$(404,916)

Net Loss Per Share–- basic and diluted
Net Loss from continuing operations	$(0.00)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)
Net Loss available to common stockholders	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted	32,603,767	31,708,076

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statement of Stockholders’ Deficiency

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional		Accum
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Paid-in Capital	Accumulated Deficit	OCI (Loss)	Total

Accumulated Comprehensive Loss	30,921,701	$3,092	1	$0	270,306	$27	(103,334)	($1,033)	$29,172,169	($31,697,142)	$127,674	($2,395,213)
Issuance of stock for board and consulting fees	1,708,805	171	-	-					183,457			183,628
Comprehensive Income											1	1
Net loss for year ended December 31, 2022										(729,287)		(729,287)
Balance at December 31, 2022	32,630,506	3,263	1	0	270,306	27	(103,334)	(1,033)	29,355,626	(32,426,429)	127,675	(2,940,871)
Issuance of stock for board and consulting fees	101,663	10	-	-					9,444			9,454
Comprehensive Income											2	2
Net loss for year ended December 31, 2023										(394,061)		(394,061)
Balance at December 31, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	($1,033)	$29,365,070	($32,820,490)	$127,677	(3,325,476)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

	For the twelve months ended
	December 31,	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(69,691)	$(404,917)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation of fixed assets	60,752	61,403
Inventory provision	-	15,515
Stock based compensation	10,141	185,610

Changes in assets and liabilities:
Accounts receivable	(59,027)	(30,108)
Inventory	14,729	(56,868)
Prepaid expenses	(3,982)	(14,936)
Accrued interest–- Related Party	49,515	39,563
Accrued interest–- Other	48,000	52,664
Accounts payable	(82,243)	(27,676)
Accrued liabilities–- Other	60,464	(35,607)
Changes in discontinued operations, net	772	(1,659)
Cash provided by (used in) operating activities	29,430	(217,016)
Cash flows from investing activities:
Purchase of fixed assets	(9,386)	(2,780)
Cash used in investing activities	(9,386)	(2,780)
Cash flows from financing activities:
Proceeds from Notes Payable–- Related Party	-	172,500
Proceeds – Notes Payable - Other	63,122	56,249
Repayments - Notes Payable - Other	(62,911)	(62,860)
Cash provided by financing activities	211	165,889
Effect of exchange rate changes on cash	1	1
Net increase (decrease) in cash	20,256	(53,906)
Cash at beginning of year	37,035	90,941
Cash at end of year	$57,291	$37,035

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$5,550	$8,246
Cash paid for income tax	$0	$0
Non-cash activities:
Unamortized stock compensation	$2,364	$3,050

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

Ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $69,691 and $404,917 for the years ending December 31, 2023 and 2022 respectively and has not generated sufficient cash flows from operations. As at December 31, 2023 the Company had a working capital deficiency of $3,490,397, which includes related party liabilities of $2,959,485. As a result these conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $472,897, which has a maturity date of March 31, 2025, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2025 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2025 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation; on the cash flow statement, proceeds from and repayments of insurance financing has been separated out rather than being netted off.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution in the U.S. are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the chinrest at the end of therapy. At December 31, 2023 and 2022 patient deposits amounted to $20,951 and $19,154, respectively, and are included in Accrued Liabilities.

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

Inventories

Inventories consist of raw materials, work in process and finished goods that are stated at the lower of cost determined using the weighted average cost method, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The charge provision for inventory obsolescence for the years ended December 31, 2023 and 2022 was $168 and $13,160, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of comprehensive loss.

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

Educational marketing and advertising expenses

The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will include education, marketing and advertising expense as a component of selling, general and administrative costs as such costs are incurred. There were no such expenses for the years ended December 31, 2023 and 2022.

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2023 and 2022, the amounts charged to research and development expenses were $22,558 and $0, respectively.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. There was no capitalized for software development during the years ended December 31, 2023 and 2022.

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

The following table sets forth the potential shares of common stock that are included in the calculation of diluted net income per share where a net income is reported:

	December 31, 2023	December 31, 2022
Debentures convertible into common stock	3,680,460	3,451,889
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	4,952,512	4,723,941

Recent Accounting Pronouncements

From time-to-time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The FASB issued Accounting Standards Update (ASU) 2023-07 in November 2023, to be effective for fiscal years beginning after December 15, 2023. The ASU is to improve reportable segment disclosures. Management has assessed the ASU and has concluded that it will not have an impact on its accounting or reporting when implemented, as the additional disclosure effects items that are not applied at a segment level. The Company believes that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

3. DISCONTINUED OPERATIONS

In April 2020, the board of Vycor took the decision to close the German operations of NovaVision, including the German office and NovaVision GmbH, and instead migrate to a licensed business model; effective July 1, 2020, Vycor entered into a license agreement with a German-based partner. The NovaVision German office was closed effective June 30, 2020. The Company will continue to fund the remaining expenses of the German operations, which are non-material, until such a time as NovaVision GmbH will be formally wound up.

Reconciliation of the major line items from discontinued operations that are presented in the consolidated balance sheets and consolidated statements of comprehensive loss are as follows:

Major line items constituting assets and liabilities in the consolidated balance sheets:

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$739	$1,212
Total Current Assets	739	1,212

TOTAL ASSETS	$739	$1,212

LIABILITIES
Current Liabilities
Accounts payable	$4	$693
Other current liabilities	(1,104)	(2,092)
Total Current Liabilities	$(1,100)	$(1,399)

Major line items constituting loss from discontinued operations

	For the years ended December 31,
	2023	2022

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative	6,379	5,062
Total Operating Expenses	6,379	5,062
Operating Loss	(6,379)	(5,062)

Other Income (Expense)
Loss on foreign currency exchange	(232)	(150)
Total Other Income (Expense)	(232)	(150)

Loss Before Provision for Income Taxes	(6,611)	(5,212)
Provision for income taxes	-	-
Loss from discontinued operations, net of tax	$(6,611)	$(5,212)

4. INVENTORY

	December 31, 2023	December 31, 2022

Raw materials and work in process	$88,236	$109,894
Finished goods	145,909	138,980
Total Inventory	$234,145	$248,874

5. LEASE

The Company recognized the following related to a lease in its consolidated balance sheets:

	December 31, 2023	December 31, 2022

Operating Lease ROU Assets	$149,804	$32,645

Operating Lease Liabilities
Current portion	$45,321	$29,591
Long-term portion	100,379	-
	$145,700	$29,591

6. NOTES PAYABLE

Related Party Notes Payable consists of:

	December 31, 2023	December 31, 2022

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2024 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All of the notes have been extended on their due dates for another twelve months. The Notes will be due between April 2024 and March 2025 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable consists of:

	December 31, 2023	December 31, 2022
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to March 31, 2025. See further note below.	$300,000	$300,000
Insurance policy finance agreements and current portion of EIDL Loan (see Long-Term Notes Payable below)	28,267	24,711
Total Notes Payable:	$328,267	$324,711

Long-Term Notes Payable consists of:

	December 31, 2023	December 31, 2022
On July 7, 2020, the Company was granted a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$142,908	$146,253

Total Long-term Notes Payable:	$142,908	$146,253

On January 24, 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,680,462 shares of Common Stock. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50. No other term was amended on the Note.

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

	Year Ended December 31,
	2023	2022
Revenue:
Vycor Medical	$1,378,598	$1,130,915
NovaVision	$82,006	$92,074
	$1,460,604	$1,222,989
Gross Profit
Vycor Medical	$1,238,878	$997,667
NovaVision	$76,776	$84,678
	$1,315,654	$1,082,345

Operating Income (Loss)
Vycor Medical	$383,847	$239,327
NovaVision	$(191,810)	$(223,351)
Corporate	$(151,846)	$(322,490)
	$40,191	$(306,514)

	December 31,	December 31,
	2023	2022
Total Assets:
Vycor Medical	$957,936	$822,174
NovaVision	33,623	36,792
Discontinued operations	739	1,212
Total Assets	$992,298	$860,178

(b) Geographic segments.

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the revenues, gross profits and total assets for each segment.

	Year Ended December 31,
	2023	2022
Revenue:
United States	$1,453,895	$1,214,723
Europe	$6,709	$8,266
	$1,460,604	$1,222,989
Gross Profit
United States	$1,308,984	$1,074,143
Europe	$6,670	$8,202
	$1,315,654	$1,082,345

Operating Income (Loss)
United States	$60,484	$(289,439)
Europe	$(20,293)	$(17,075)
	$40,191	$(306,514)

	December 31,	December 31,
	2023	2022
Total Assets:
United States	$985,718	$854,236
Europe	5,841	4,730
Discontinued operations	739	1,212
Total Assets	$992,298	$860,178

8. FIXED ASSETS

Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated	December 31,	December 31,
	Useful Lives	2023	2022

Machinery and equipment	3 years	$70,832	$64,762
Leasehold Improvements	3 years	8,881	8,881
Purchased Software	3 years	27,706	27,706
Molds and Tooling	5 years	808,611	808,611
Furniture and fixtures	7 years	11,152	11,152
Therapy Devices	3 years	107,943	104,627
Internally Developed Software	5 years	363,472	363,472
		1,398,597	1,389,211
Less: Accumulated depreciation and amortization		(1,146,193)	(1,085,441)
Property and Equipment, net		252,404	303,770

Depreciation expense for the years ended December 31, 2023 and 2022 was $60,752 and $61,403 respectively, including $3,255 and $3,171 respectively for Therapy Devices which is allocated to Cost of Sales.

9. EQUITY

Equity Transactions

On April 1, 2023 and 2022 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement (see Note 13).

During the years ended December 31, 2023 and 2022, under the terms of the Consulting Agreement referred to in Note 13, the Company issued 0 and 1,607,142 of Common Stock to Fountainhead valued at $0 and $171,428, respectively.

During each of the years ended December 31, 2023 and 2022, the Company accrued an aggregate of $324,370 of dividends in respect of Company Series D Convertible Preferred shares.

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As at December 31, 2023, there were 32,628,835 shares of common stock, one (1) share of Series C Preferred Stock and 270,306 shares of Series D Preferred Stock outstanding.

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

10. STOCK-BASED COMPENSATION

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for the years ended December 31, 2023 and 2022 was $10,141 and $185,610, respectively. $171,428 in 2022 was in respect of the Fountainhead Consulting Agreement (see Notes 13 and 14). As of December 31, 2023, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options.

11. INCOME TAXES

Loss Before Taxes

	December 31, 2023	December 31, 2022
Domestic	$(42,829)	$(382,553)
Foreign	(26,862)	(22,364)
	$(69,691)	$(404,917)

The reconciliation of income tax expense (credit) at the U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022

US statutory rate	$(14,635)	$(85,033)
Tax difference between foreign and U.S.	(289)	(204)
Change in Valuation Allowance	(14,924)	(85,237)
Tax Provision	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023	December 31, 2022
Operating loss carry-forward – US	$19,888,000	$19,881,000
Operating loss carry-forward – Foreign	$1,630,000	$1,656,000
Deferred tax asset before Valuation allowance – US	4,176,000	4,175,000
Deferred tax asset before Valuation allowance – Foreign	485,000	497,000
Valuation allowance	(4,661,000)	(4,672,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets recorded if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Furthermore, in circumstances in which management has determined that existing conditions or events raise substantial doubt about its ability to continue as a going concern the authoritative guidance requires that a valuation allowance should be recorded for all deferred tax assets. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2023 and December 31, 2022.

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

Net Operating Loss Carry-Forwards

As of December 31, 2023 and 2022, the Company had U.S. accumulated losses for tax purposes of approximately $19,888,000 and $19,881,000 respectively, which may be carried forward and offset against U.S. taxable income, and expire during the tax years 2029 through 2041.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2023 and 2022, the Company had German accumulated losses for tax purposes of approximately $1,392,000 and $1,450,000 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership. As disclosed in Note 3, the Company is in the process of winding down the entity, following which these tax losses will no longer be available.

As of December 31, 2023 and 2022, the Company had UK accumulated losses for tax purposes of approximately $238,000 and $206,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates

The applicable US income tax rate for the Company for both of the years ended December 31, 2023 and 2022 was 21%. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2023 and 2022 was 31.58%; the UK applicable rate for smaller companies for both the years ended December 31, 2023 and 2022 was 19%.

If any earnings were distributed to US in the form of dividends or otherwise, after the repayment of intercompany debt, the Company would be subject to additional US income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Uncertain Tax Position

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2023 and 2022. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

12. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The lease terminated on August 31, 2023 and was extended for a further three years and four months to December 31, 2026. Rent expense for the years ended December 31, 2023 and 2022 was $74,464 and $79,314 respectively.

The table below provides the future lease payments each year until the lease expiration date:

Future Lease Payments

Year	Liability
2024	$51,576
2025	$52,092
2026	$53,655

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability in the years ended December 31, 2023 and 2022 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

13. CONSULTING AND OTHER AGREEMENTS

The following agreements remained in force during the years ended December 31, 2023 and 2022:

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

During the years ended December 31, 2023 and 2022 the Company issued 0 and 1,607,142 shares of Common Stock to Fountainhead for fees of $0 and $171,428, respectively.

Other Agreements

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. Under the Agreement, Dr. Komotar will provide general scientific advisory consultancy services, and will also provide scientific advisory services based around certain specific pre-determined milestones. In consideration of the Consultant’s services, the Company agreed to deliver to the Consultant over the course of the three-year term, a total of 304,989 shares of Company Common Stock in respect of the general consultancy, and up to 1,219,957 shares of Company Common Stock in respect of the milestones. On April 1, 2023 and 2022 101,663 shares of Company Common Stock (valued at $9,455 and $12,200, respectively) were issued under the terms of the Agreement, which is being amortized over twelve months.

14. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2023, 62.3% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman, is a consultant to Fountainhead. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock.

During each of the years ended December 31, 2023 and 2022, under the terms of the Consultancy Agreement referred to in Note 14, the Company issued 0 and 1,607,142 shares of Common Stock to Fountainhead for fees of $0 and $171,428, respectively.

During the years ended December 31, 2023 and 2022, respectively, the Company issued unsecured loan notes to Fountainhead for a total of $0 and $172,500, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 6).

During the years ended December 31, 2023 and 2022, respectively, the Company accrued interest on related party loans of $49,515 and $39,563, respectively.

During each of the years ended December 31, 2023 and 2022, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at December 31, 2023 and 2022 was $2,270,590 and $1,946,220, respectively, of which $1,582,260 and $1,356,224, respectively, was regarding Fountainhead and $583,701 and $500,315, respectively, was regarding Peter Zachariou.

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

The Company has three sub-contract manufacturers from which it purchases, respectively, VBAS injection molded parts, completed and sterilized VBAS units, and extension arms. Purchases from these manufacturers vary from quarter to quarter, with no purchases in some quarters, however on an annual basis purchases from each manufacturer represent over 10% of total annual purchases.

16. SUBSEQUENT EVENTS

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-1€) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and our CFO have concluded that a material weakness occurred as of April 1, 2021 and has continued to have a weakness through the present date, on account of the resignation of the independent members of the Company’s Audit Committee as of that date. Effective that date, our disclosure and controls were no longer effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and its CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the a lack of a functioning audit committee with independent members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

c) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	62
David Marc Cantor	President and a Director	57
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	65

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

David Marc Cantor has been President of the Company since September 2010 and a Director since January 2010. As President he is responsible for the clinical, product development and manufacturing functions of both the Vycor and NovaVision divisions, as well as their patent and trademark portfolios. Mr. Cantor has over 22 years of experience in Investment Banking with a focus on Mergers and Acquisitions and Equity Capital Raisings. From 2001 – 2005 he was at Citigroup Capital Markets where he was Co-head of its M&A European Business Development Group and subsequently European Head of its Diversified Industrials and Aerospace activities. Prior to Citigroup he was a Managing Director in M&A at Donaldson Lufkin & Jenrette and worked at Lehman Brothers both in New York and London in both the Equity Capital and M&A groups. He is an investment manager of Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands. Mr. Cantor has a BSc with Honours from City Business School, London.

Adrian Christopher Liddell has been Chairman of the Board and a Director of the Company since January 2010, and serves as the Company’s CFO. As CFO he is responsible for the financial operation of the company, as well as regulatory and legal matters. Mr. Liddell has over 40 years of strategic, corporate and financial advisory and company investment experience. From 2003 to 2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003 Mr. Liddell served as Managing Director, Mergers & Acquisitions, at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998 Mr. Liddell held various positions in mergers & acquisitions and corporate finance at Lehman Brothers and Samuel Montagu & Co, in London. He is also an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, Mr. Liddell qualified as a Chartered Accountant in 1984 with Arthur Young (now Ernst & Young) and holds an MA, Hons. from Christ’s College, University of Cambridge.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2023 and 2022, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2023 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Peter Zachariou CEO	2023 2022	$ $	—	—	—	—	—	—	—	—
David Cantor President	2023 2022	$ $	—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	3,390,000	$-	3,390,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,390,000	$-	3,390,000

(1)	As of December 31, 2023.

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price ($)	Warrant Expiration Date
None

Total

Employment Agreements

Effective January 2, 2014, the Company entered into amended employment agreements with Peter Zachariou and David Cantor to serve as the Company’s Chief Executive Officer and President respectively as appointees of Fountainhead; and an employment agreement with Adrian Liddell to serve as the Company’s Chief Financial Officer as appointee of Fountainhead; these agreements were further amended in March 2017. Each agreement continued for a period of twelve months and was then automatically extended unless terminated by either party. As appointees of Fountainhead under the Fountainhead Consulting Agreement no compensation was payable under the employment agreements. Effective October 1, 2022, the Fountainhead Consulting Agreement was terminated by Fountainhead and the Company by mutual agreement and the Company entered into revised employment agreements with Peter Zachariou, David Cantor and Adrian Liddell under which they would continue as CEO, President and CFO respectively as individuals and not as representatives of Fountainhead; there continues to be no compensation payable under the employment agreements.

Compensation of Directors

Not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of March 31, 2024. Unless noted, the address for the following beneficial owners and management is 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487.

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

(1) In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In the case of directors, the number of shares includes shares granted but not issued under the director’s Deferred Compensation Plan. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on April 15, 2024, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and the issuance of shares granted but not issued under the director’s Deferred Compensation Plan; and (b) the denominator is the sum of (i) the total shares of that class outstanding on April 15, 2024 (32,628,835 shares of Common Stock and 270,306 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options or that can be issued under the director’s Deferred Compensation Plan. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2023, 62.3% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman, is a consultant to Fountainhead. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock.

During each of the years ended December 31, 2023 and 2022, under the terms of the Consultancy Agreement referred to in Note 13 the Company issued 0 and 1,607,142 shares of Common Stock to Fountainhead for fees of $0 and $171,428, respectively.

During the years ended December 31, 2023 and 2022, respectively, the Company issued unsecured loan notes to Fountainhead for a total of $0 and $172,500, respectively. The loan notes bear interest at a rate of 10% and are due on demand or by their one-year anniversary (see Note 6).

During the years ended December 31, 2023 and 2022, respectively, the Company accrued interest on related party loans of $49,515 and $39,563, respectively.

During each of the years ended December 31, 2023 and 2022, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at December 31, 2023 and 2022 was $2,270,590 and $1,946,220, respectively, of which $1,582,260 and $1,356,224, respectively, was regarding Fountainhead and $583,701 and $500,315, respectively, was regarding Peter Zachariou.

Director Independence

As of April 16, 2024, our three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2023 and December 31, 2022, respectively, were approximately $71,500 and $65,000.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2023 and 2022 were $4,400 and $4,000 respectively.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for 2023 or 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Reports of Prager Metis CPAs, LLC., Independent Registered Certified Public Accounting Firm (PCAOB ID: 273)

●	Consolidated Balance Sheets as of December 31, 2023 and 2022

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023 and 2022

●	Consolidated Statements of Stockholders’ Deficiency from January 1, 2022 to December 31, 2023

●	Consolidated Statement of Cash Flows for the years ended December 31, 2023 and 2022

●	Notes to Consolidated Financial Statements

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

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)

Date	April 16, 2024

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	April 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	April 16, 2024

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	April 16, 2024

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	April 16, 2024

