Form 10-Q
period 2024-06-30
VYCOR MEDICAL INC
filed 2024-08-13
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2024

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

There were 32,628,835 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 13, 2024.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$119,296	$57,291
Trade accounts receivable	252,776	215,231
Inventory	218,313	234,145
Prepaid expenses and other current assets	52,092	76,684
Current assets of discontinued operations	1,017	739
Total Current Assets	643,494	584,090

Fixed assets, net	220,441	252,404

Intangible and Other assets:
Security deposits	6,000	6,000
Operating lease - right of use assets	127,037	149,804
Total Intangible and Other assets	133,037	155,804
TOTAL ASSETS	$996,972	$992,298

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$154,770	$117,801
Accrued interest: Other	496,833	472,897
Accrued interest: Related Party	220,394	195,522
Accrued liabilities - Other	159,886	151,816
Dividends payable - Related Party	2,432,775	2,270,590
Notes payable: Other	303,409	328,267
Notes payable: Related Party	493,373	493,373
Current operating lease liabilities	46,466	45,321
Current liabilities of discontinued operations	(672)	(1,100)
Total Current Liabilities	4,307,234	4,074,487

Operating lease liability - long term	76,857	100,379
Loan payable - SBA EIDL	141,188	142,908

Total Liabilities	4,525,279	4,317,774

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred C Stock, 1 and 1 share issued and outstanding as at June 30, 2024 and December 31, 2023 respectively	-	-
Preferred D Stock, 270,306 and 270,306 shares issued and outstanding as at June 30, 2024 and December 31, 2023 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at June 30, 2024 and December 31, 2023, 32,732,169 and 32,732,169 shares issued and 32,628,835 and 32,628,835 shares outstanding at June 30, 2024 and December 31, 2023 respectively	3,273	3,273
Additional Paid-in Capital	29,365,070	29,365,070
Treasury Stock (103,334 shares of Common Stock as at June 30, 2024 and December 31, 2023 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(33,023,321)	(32,820,490)
Accumulated Other Comprehensive Income	127,677	127,677
Total Stockholders’ Deficiency	(3,528,307)	(3,325,476)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$996,972	$992,298

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenue	$406,278	$482,768	$743,246	$843,762
Cost of Goods Sold	35,163	39,797	72,169	70,596
Gross Profit	371,115	442,971	671,077	773,166

Operating Expenses:
Research and development	2,263	7,550	2,263	13,058
Depreciation and amortization	14,881	14,374	29,761	28,749
Selling, general and administrative	337,793	324,527	632,407	601,631
Total Operating Expenses	354,937	346,451	664,431	643,438
Operating income	16,178	96,520	6,646	129,728

Other Income (Expense)
Interest expense: Related Party	(12,841)	(12,301)	(24,872)	(24,644)
Interest expense: Other	(13,327)	(13,359)	(26,665)	(26,593)
Other income	-	-	4,544	-
Loss on foreign currency exchange	1	(69)	(149)	(131)
Total Other Income (Expense)	(26,167)	(25,729)	(47,142)	(51,368)

Income (Loss) Before Provision for Income Taxes	(9,989)	70,791	(40,496)	78,360
Provision for income taxes	-	-	-	-
Net Income (Loss) from continuing operations	(9,989)	70,791	(40,496)	78,360
Loss from discontinued operations, net of tax	(49)	(2,385)	(150)	(3,092)
Net Income (Loss)	(10,038)	68,406	(40,646)	75,268

Preferred stock dividends	-	-	(162,185)	(162,185)
Net Income (Loss) Available to Common Stockholders	$(10,038)	$68,406	$(202,831)	$(86,917)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	-	2	-	2
Comprehensive Income (Loss)	$(10,038)	$68,408	$(40,646)	$75,270

Net Income (Loss) Per Share - basic and diluted
Net Income (Loss) from continuing operations	$(0.00)	$0.00	$(0.00)	$0.00
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Income (Loss) available to common stockholders	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding – Basic	32,628,835	32,628,835	32,628,835	32,578,285
Weighted Average Number of Shares Outstanding –Diluted	32,628,835	37,466,122	32,628,835	37,415,572

`

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at March 31, 2024	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(33,013,283)	$127,677	$(3,518,269)
Net loss for three months ended June 30, 2024										(10,038)		(10,038)
Balance at June 30, 2024	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(33,023,321)	$127,677	(3,528,307)

Balance at March 31, 2023	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,355,626	$(32,581,752)	$127,675	$(3,096,194)

Issuance of stock for board and consulting fees	101,663	10							9,444			9,454
Foreign currency translation adjustment											2	2
Net income for three months ended June 30, 2023										68,406		68,406
Balance at June 30, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,513,346)	$127,677	(3,018,332)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,820,490)	$127,677	$(3,325,476)
Net loss for six months ended June 30, 2024										(40,646)		(40,646)
Preferred stock dividends										(162,185)		(162,185)
Balance at June 30, 2024	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(33,023,321)	$127,677	$(3,528,307)

Balance at December 31, 2022	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,355,626	$(32,426,429)	$127,675	$(2,940,871)
Issuance of stock for board and consulting fees	101,663	10							9,444			9,454
Foreign currency translation adjustment											2	2
Net income for six months ended June 30, 2023										75,268		75,268
Preferred stock dividends										(162,185)		(162,185)
Balance at June 30, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,513,346)	$127,677	$(3,018,332)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(40,646)	$75,268
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation of fixed assets	31,301	30,425
Allowance for doubtful accounts – accounts receivable	4,865	-
Stock based compensation	2,364	5,414

Changes in operating assets and liabilities:
Accounts receivable	(42,410)	(126,346)
Inventory	15,832	29,384
Prepaid expenses	22,618	16,581
Accrued interest - Related Party	24,872	24,644
Accrued interest - Other	23,936	23,802
Accounts payable	36,969	(76,681)
Accrued liabilities - Other	8,070	35,802
Changes in discontinued operations, net	150	492
Cash provided by operating activities	87,921	38,785
Cash flows from investing activities:
Sale of fixed assets	662	542
Cash provided by investing activities	662	542
Cash flows from financing activities:
Proceeds - Notes Payable -Other	-	1,664
Repayments - Notes Payable Other	(26,578)	(24,622)
Cash used in financing activities	(26,578)	(22,958)
Net increase in cash	62,005	16,369
Cash at beginning of period	57,291	37,035
Cash at end of period	$119,296	$53,404

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$2,729	$2,791
Cash paid for income tax	$-	$-
Non-Cash Activities:
Non-cash accrued dividends	$162,185	$162,185

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The unaudited consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $40,646 for the six months ended June 30, 2024 and has not generated sufficient positive cash flows from operations. As of June 30, 2024 the Company had a working capital deficiency of $3,663,740 which includes related party liabilities of $3,146,542. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $496,833, which has a maturity date of March 31, 2025, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2025 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2025 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon conversion of preferred stock and convertible debt. Such potentially dilutive shares are excluded when the effect would be to increase a net income per share or reduce a net loss per share. No dilution adjustment has been made to the weighted average outstanding common shares in the periods presented of net loss because the assumed conversion of preferred stock and debt would be anti-dilutive.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share where a net loss is reported:

June 30, 2024
Debentures convertible into common stock	3,794,443
Preferred shares convertible into common stock	1,272,052
Total	5,066,495

The following table sets forth the potential shares of common stock that are included in the calculation of diluted net income per share where a net income is reported:

June 30, 2023
Debentures convertible into common stock	3,565,235
Preferred shares convertible into common stock	1,272,052
Total	4,837,287

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

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income (loss) are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$1,017	$739
Total Current Assets	1,017	739

TOTAL ASSETS	$1,017	$739

LIABILITIES
Current Liabilities
Accounts payable	$4	$4
Other current liabilities	(676)	(1,104)
Total Current Liabilities	$(672)	$(1,100)

Major line items constituting loss from discontinued operations

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative	49	2,273	150	2,939
Total Operating Expenses	(49)	(2,273)	(150)	(2,939)
Operating Loss	(49)	(2,273)	(150)	(2,939)

Other Income (Expense)
Loss on foreign currency exchange	-	(112)	-	(153)
Total Other Income (Expense)	-	(112)	-	(153)

Loss Before Provision for Income Taxes	(49)	(2,385)	(150)	(3,092)
Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(49)	$(2,385)	$(150)	$(3,092)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	June 30, 2024	December 31, 2023

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2025 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All the notes were extended on their due dates for another twelve months. The Notes will be due between October 2024 and August 2025 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable

Other Notes Payable consists of:

	June 30, 2024	December 31, 2023
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to March 31, 2025. See further note below.	$300,000	$300,000
Insurance policy finance agreements and current portion of EIDL Loan (see Long-Term Notes Payable below)	3,409	28,267
Total Other Notes Payable:	$303,409	$328,267

Long-Term Notes Payable consists of:

	June 30, 2024	December 31, 2023
On July 7, 2020, the Company was granted a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$141,188	$142,908

Total Long-term Notes Payable:	$141,188	$142,908

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,794,443 shares of Common Stock as of June 30, 2024. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. INVENTORY

	June 30, 2024	December 31, 2023

Raw materials and work in process	$79,550	$88,236
Finished goods	138,763	145,909
Total Inventory	$218,313	$234,145

6. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheets at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Operating Lease ROU Assets	$127,037	$149,804

Operating Lease Liabilities
Current portion	$46,466	$45,321
Long-term portion	76,857	100,379
	$123,323	$145,700

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

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue:
Vycor Medical	$387,249	$463,335	$705,807	$800,199
NovaVision	19,029	19,433	37,439	43,563
	$406,278	$482,768	$743,246	$843,762
Gross Profit
Vycor Medical	$352,963	$425,228	$636,039	$732,854
NovaVision	18,152	17,743	35,038	40,312
	$371,115	$442,971	$671,077	$773,166

Operating Income (Loss)
Vycor Medical	$98,488	$184,135	$170,373	$306,547
NovaVision	(43,101)	(55,924)	(84,568)	(105,284)
Corporate	(39,209)	(31,691)	(79,159)	(71,535)
	$16,178	$96,520	$6,646	$129,728

	June 30,	December 31,
	2024	2023
Total Assets:
Vycor Medical	$962,674	$957,936
NovaVision	33,281	33,623
Discontinued operations	1,017	739
Total Assets	$996,972	$992,298

(b) Geographic segments

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, gross profits, operating income (loss) and total assets for each segment.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue:
United States	$405,742	$481,508	$741,673	$840,125
Europe	536	1,260	1,573	3,637
	$406,278	$482,768	$743,246	$843,762
Gross Profit
United States	$370,579	$441,743	$669,504	$769,604
Europe	536	1,228	1,573	3,562
	$371,115	$442,971	$671,077	$773,166
Operating Income (Loss)
United States	$61,834	$133,220	$97,854	$210,382
Europe	(6,447)	(5,009)	(12,049)	(9,119)
Corporate	(39,209)	(31,691)	(79,159)	(71,535)
	$16,178	$96,520	$6,646	$129,728

	June 30,	December 31,
	2024	2023
Total Assets:
United States	$994,941	$985,718
Europe	1,014	5,841
Discontinued operations	1,017	739
Total Assets	$996,972	$992,298

8. EQUITY

Equity Transactions

On April 1, 2023 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement (see Note 11).

During each of the six months ended June 30, 2024 and 2023, the Company accrued $162,185 of dividends in respect of Company Series D Convertible Preferred shares (see Note 12).

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As of August 13, 2024, there were 32,628,835 shares of common stock, one (1) share of Series C Preferred Stock (“Preferred C Stock”) and 270,306 shares of Series D Preferred Stock (“Preferred D Stock”) outstanding.

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

Preferred C Stock shares are convertible (at the Holder’s option or mandatorily upon the occurrence of certain events) into 14,815 shares of the Company’s Common Stock (at $3.75 per share). The Preferred C Stock carries no dividend or other rights.

Preferred D Stock shares are convertible into Company Common Shares at a price of $2.15. The Series D carry a cumulative preferred dividend of 12% per annum, payable in cash semi-annually in February and August of each year. The Company is able to redeem the Series D at par at any time, at its sole option.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for each of the six months ended June 30, 2024 and 2023 was $2,364 and $5,414, respectively. Aggregate stock-based compensation for shares of common stock granted to non-employees for each of the three months ended June 30, 2024 and 2023 was $0 and $2,364, respectively. As of June 30, 2024 and December 31, 2023, there was $0 of total unrecognized compensation costs related to warrant and stock awards and non-vested options (see Note 11).

10. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The lease terminated on August 31, 2023 and was extended for a further three years and four months to December 31, 2026. Rent expense for the six months ended June 30, 2024 and 2023 was $42,321 and $37,173 respectively. Rent expense for the three months ended June 30, 2024 and 2023 was $21,289 and $16,487 respectively.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability as of June 30, 2024 and December 31, 2023 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

11. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the periods ended June 30, 2024 and 2023:

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. On April 1, 2023, 101,663 shares of Company Common Stock (valued at $9,455) were issued under the terms of the Agreement, which was amortized over twelve months, with amortization for the three and six months ended June 30, 2024 and 2023 of $0 and $2,364 and $2,364 and $5,414, respectively (see Notes 8 and 9).

12. RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at June 30, 2024, 62.3% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During each of the six months ended June 30, 2024 and 2023, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,019 was regarding Fountainhead and $41,693 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at June 30, 2024 and December 31, 2023 was $2,432,775 and $2,270,590, respectively, of which $1,695,280 and $1,582,260 respectively, was regarding Fountainhead and $625,394 and $583,701, respectively, was regarding Peter Zachariou.

During the six months ended June 30, 2024 and 2023 the Company accrued interest on related party loans of $24,872 and $24,644, respectively.

During the three months ended June 30, 2024 and 2023 the Company accrued interest on related party loans of $12,841 and $12,301, respectively.

13. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Number of customers over 10%	0	1	0	1
Percentage of sales	0%	14%	0%	11%

Accounts Receivable Concentration

	At June 30, 2024	At December 31, 2023

Number of customers over 10%	0	0
Percentage of accounts receivable	0%	0%

The Company has three sub-contract manufacturers from which it purchases, respectively, VBAS injection molded parts, completed and sterilized VBAS units, and extension arms. Purchases from these manufacturers vary from quarter to quarter, with no purchases in some quarters, however on an annual basis, purchases from each manufacturer represent over 10% of total annual purchases.

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

Strategy

The Company is continuing to execute on a plan to achieve revenue growth and a reduction in annual cash operating losses, and generated cash operating income for the six months ended June 30, 2024 and the year ended December 31, 2023. For Vycor Medical this plan includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented and continued new product development in response to market demands and demonstrating applicability in a broader range of pathologies. In the US the Company is focused on increasing market penetration through targeting neurosurgeons systematically, both through its distribution and marketing network and also directly by leveraging existing key opinion leader (“KOL”) neurosurgeon VBAS supporters to access new neurosurgeon users.

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

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Revenue and Gross Margin:

	Three months ended
	June 30,
	2024	2023	% Change
Revenue:
Vycor Medical	$387,249	$463,335	-16%
NovaVision	19,029	19,433	-2%
	$406,278	$482,768	-16%
Gross Profit
Vycor Medical	$352,963	$425,228	-17%
NovaVision	18,152	17,743	2%
	$371,115	$442,971	-16%

Vycor Medical recorded revenue of $387,249 from the sale of its products for the three months ended June 30, 2024, a decrease of $76,086, or 16%, over the same period in 2023. The 2023 revenues included an international pre-order of which approximately $35,000 related to sales that would normally have occurred in the July to October 2023 period. The remainder of the change is a result of timing differences with both US hospital and international orders. Gross margin of 91% and 92% was recorded for the three months ended June 30, 2024 and 2023, respectively.

NovaVision recorded revenues of $19,029 for the three months ended June 30, 2024, a decrease of $404 over the same period in 2023. Gross margin was 95%, compared to 91% for the same period in 2023.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $13,266 to $337,793 for the three months ended June 30, 2024 from $324,527 for the same period in 2023. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended June 30, 2024 was $0, a $2,364 decrease from the charge in 2023. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $13,837 from $96,894 to $83,057 in 2024 reflecting lower US sales during the period.

The remaining Selling, General and Administrative expenses increased by $29,467 from $225,269 to $254,736 in 2024, as follows:

Regulatory	$20,876
Audit and accounting	8,427
Payroll	(5,911)
Patent fees and costs	(9,565)
Other	15,640
Total change	$29,467

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended June 30, 2024 was $12,841 compared to $12,301 for 2023. Other Interest expense for the three months ended June 30, 2024 was $13,327 compared to $13,359 for 2023.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $2,336 to $49 in 2024 from $2,385 in 2023; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Revenue and Gross Margin:

	Six months ended
	June 30,
	2024	2023	% Change
Revenue:
Vycor Medical	$705,807	$800,199	-12%
NovaVision	37,439	43,563	-14%
	$743,246	$843,762	-12%
Gross Profit
Vycor Medical	$636,039	$732,854	-13%
NovaVision	35,038	40,312	-13%
	$671,077	$773,166	-13%

Vycor Medical recorded revenue of $705,807 from the sale of its products for the six months ended June 30, 2024, a decrease of $94,392, or 12%, over the same period in 2023. The 2023 revenues included an international pre-order of which approximately $35,000 related to sales that would normally have occurred in the July to October 2023 period. The remainder of the change is a result of timing differences with both US hospital and international orders. Gross margin of 90% and 92% was recorded for the six months ended June 30, 2024 and for the same period in 2023.

NovaVision recorded revenues of $37,439 for the six months ended June 30, 2024, a decrease of $6,124 over the same period in 2023. Gross margin was 94%, compared to 93% for the same period in 2023.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $30,776 to $632,407 for the six months ended June 30, 2024 from $601,631 for the same period in 2023. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the six months ended June 30, 2024 was $2,364, a decrease of $3,050 from $5,414 in 2023. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $12,099 from $158,470 to $146,371 reflecting lower US sales during the period.

The remaining Selling, General and Administrative expenses increased by $45,925 from $437,747 to $483,672 in 2024 as follows:

Regulatory	$23,720
Scientific and clinical consulting	10,800
Audit and accounting	9,856
Payroll	(20,102)
Other	21,651
Total change	$45,925

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the six months ended June 30, 2024 was $24,872 compared to $24,644 for 2023. Other Interest expense for the six months ended June 30, 2024 was $26,665 compared to $26,593 for 2023.

Other Income:

Other income comprises the historic customer credits written off of $4,544 during the six months ended June 30, 2024.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $2,942 to $150 in 2024 from $3,092 in 2023; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity

The following table shows liquidity data as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023	$ Change
Cash	$119,296	$57,291	$62,005
Accounts receivable, inventory and other current assets	$524,198	$526,799	$(2,601)
Total current liabilities	$(4,307,234)	$(4,074,487)	$(232,747)
Working capital	$(3,663,740)	$(3,490,397)	$(173,343)

The following table shows cash flow for the periods ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023	$ Change
Cash provided by operating activities	$87,921	$38,785	$49,136
Cash provided by investing activities	$662	$542	$120
Cash used in financing activities	$(26,578)	$(22,958)	$(3,620)
Effect of exchange rate changes on cash	$-	$-	$-
Net increase in cash	$62,005	$16,369	$45,636

Operating Activities. Cash provided by operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by operating activities.

The following table shows the principal components of cash provided by operating activities during the six months ended June 30, 2024 and 2023, with a commentary of changes during the periods and known or anticipated future changes:

	June 30, 2024	June 30, 2023	$ Change
Net income (loss)	$(40,646)	$75,268	$(115,914)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation of fixed assets	$31,301	$30,425	$876
Allowance for doubtful accounts - accounts receivable	$4,865	-	$4,865
Stock based compensation	$2,364	$5,414	$(3,050)
	$38,530	$35,839	$2,691

Net income (loss) adjusted for non-cash items	$(2,116)	$111,107	$(113,223)
Changes in working capital
Accounts receivable	$(42,410)	$(126,346)	$83,936
Accounts payable and accrued liabilities	$45,039	$(40,879)	$85,918
Inventory	$15,832	$29,384	$(13,552)
Prepaid expenses	$22,618	$16,581	$6,037
Accrued interest (not paid in cash)	$48,808	$48,446	$362
Changes in discontinued operations, net	$150	$492	$(342)
	$90,037	$(72,322)	$162,359

Cash provided by operating activities	$87,921	$38,785	$49,136

The adjustments to reconcile net loss to cash of $38,530 in the period have no impact on liquidity. The negative change in net income (loss) adjusted for non-cash items of $113,223 was primarily due a decrease in sales. The change in accounts payable and accrued liabilities of $85,918 between the 2024 and 2023 periods was partly due to the settlement of expenses during the 2023 period that were incurred during the final quarter of 2022 and a timing increase in accounts payable and accrued liabilities in the 2024 period.

Additional inventory of $41,247 was purchased during the six months ended June 30, 2024 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $100,000 during the next twelve months for VBAS devices.

Investing Activities. There was no cash used in investing activities during the six months ended June 30, 2024 and 2023. The Company anticipates limited investing activities during the next twelve months.

Financing Activities. During the six months ended June 30, 2024, the Company repaid loans primarily related to insurance of $26,578. During the six months ended June 30, 2023 the Company received insurance financing proceeds of $1,664 and made repayments of $24,622.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $40,646 for the six months ended June 30, 2024 and has not generated sufficient positive cash flows from operations. As of June 30, 2024 the Company had a working capital deficiency of $3,663,740, which includes related party liabilities of $3,146,542. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a reduction in cash operating losses, and generated cash operating income for the six months ended June 30, 2024. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $496,833, which has a maturity date of March 31, 2025, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2025 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2025 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 13, 2024, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2024

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director
(Principal Executive Officer)

Date	August 13 2024

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	August 13, 2024

