Form 10-Q
period 2024-09-30
VYCOR MEDICAL INC
filed 2024-11-13
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2024

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

There were 33,372,796 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 13, 2024.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$157,633	$57,291
Trade accounts receivable	238,700	215,231
Inventory	187,627	234,145
Prepaid expenses and other current assets	158,500	76,684
Current assets of discontinued operations	970	739
Total Current Assets	743,430	584,090

Fixed assets, net	209,732	252,404

Intangible and Other assets:
Security deposits	6,000	6,000
Operating lease - right of use assets	115,442	149,804
Total Intangible and Other assets	121,442	155,804
TOTAL ASSETS	$1,074,604	$992,298

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$150,980	$117,801
Accrued interest: Other	508,931	472,897
Accrued interest: Related Party	232,965	195,522
Accrued liabilities - Other	187,995	151,816
Dividends payable - Related Party	2,594,960	2,270,590
Notes payable: Related Party	493,373	493,373
Notes payable: Other	337,179	328,267
Current operating lease liabilities	47,178	45,321
Current liabilities of discontinued operations	(672)	(1,100)
Total Current Liabilities	4,552,889	4,074,487

Operating lease liability - long term	64,745	100,379
Loan payable - SBA EIDL	140,316	142,908

Total Liabilities	4,757,950	4,317,774

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred C Stock, 1 and 1 share issued and outstanding as at September 30, 2024 and December 31, 2023 respectively	-	-
Preferred D Stock, 270,306 and 270,306 shares issued and outstanding as at September 30, 2024 and December 31, 2023 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at September 30, 2024 and December 31, 2023, 33,476,130 and 32,732,169 shares issued and 33,372,796 and 32,628,835 shares outstanding at September 30, 2024 and December 31, 2023 respectively	3,348	3,273
Additional Paid-in Capital	29,431,958	29,365,070
Treasury Stock (103,334 shares of Common Stock as at September 30, 2024 and December 31, 2023 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(33,245,323)	(32,820,490)
Accumulated Other Comprehensive Income	127,677	127,677
Total Stockholders’ Deficiency	(3,683,346)	(3,325,476)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,074,604	$992,298

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Revenue	$390,852	$308,593	$1,134,098	$1,152,355
Cost of Goods Sold	36,796	32,334	108,965	102,930
Gross Profit	354,056	276,259	1,025,133	1,049,425

Operating Expenses:
Research and development	6,425	7,250	8,688	20,308
Depreciation and amortization	14,880	14,377	44,641	43,126
Selling, general and administrative	367,886	280,113	1,000,293	881,744
Total Operating Expenses	389,191	301,740	1,053,622	945,178
Operating income (loss)	(35,135)	(25,481)	(28,489)	104,247

Other Income (Expense)
Interest expense: Related Party	(12,571)	(12,436)	(37,443)	(37,080)
Interest expense: Other	(13,419)	(13,484)	(40,084)	(40,077)
Other Income	1,458	-	6,002	-
Loss on foreign currency exchange	(103)	(78)	(252)	(209)
Total Other Income (Expense)	(24,635)	(25,998)	(71,777)	(77,366)

Income (Loss) Before Provision for Income Taxes	(59,770)	(51,479)	(100,266)	26,881
Provision for income taxes	-	-	-	-
Net Income (Loss) from continuing operations	(59,770)	(51,479)	(100,266)	26,881
Loss from discontinued operations, net of tax	(47)	(425)	(197)	(3,517)
Net Income (Loss)	(59,817)	(51,904)	(100,463)	23,364

Preferred stock dividends	(162,185)	(162,185)	(324,370)	(324,370)
Net Loss Available to Common Stockholders	$(222,002)	$(214,089)	$(424,833)	$(301,006)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	-	-	-	2
Comprehensive Income (Loss)	$(59,817)	$(51,904)	$(100,463)	$23,366

Loss Per Share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss available to common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	32,903,493	32,628,835	32,721,056	32,595,320

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total
Balance at June 30, 2024	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(33,023,321)	$127,677	$(3,528,307)
Issuance of stock for board and consulting fees	813,971	82							73,175			73,257
Repurchase and cancellation of stock	(70,010)	(7)							(6,287)			(6,294)
Net loss for three months ended September 30, 2024										(59,817)		(59,817)
Preferred Stock dividends										(162,185)		(162,185)
Balance at September 30, 2024	33,476,130	$3,348	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,958	$(33,245,323)	$127,677	$(3,683,346)

Balance at December 31, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,820,490)	$127,677	$(3,325,476)
Issuance of stock for board and consulting fees	813,971	82							73,175			73,257
Repurchase and cancellation of stock	(70,010)	(7)							(6,287)			(6,294)
Net loss for nine months ended September 30, 2024										(100,463)		(100,463)
Preferred Stock dividends										(324,370)		(324,370)
Balance at September 30, 2024	33,476,130	$3,348	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,958	$(33,245,323)	$127,677	$(3,683,346)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,513,346)	$127,677	$(3,018,332)
Net loss for three months ended September 30, 2023										(51,904)		(51,904)
Preferred Stock dividends										(162,185)		(162,185)
Balance at September 30, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,727,435)	$127,677	$(3,232,421)

Balance at December 31, 2022	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,355,626	$(32,426,429)	$127,675	$(2,940,871)
Issuance of stock for board and consulting fees	101,663	10							9,444			9,454
Foreign currency translation adjustment											2	2
Net income for nine months ended September 30, 2023										23,364		23,364
Preferred Stock dividends										(324,370)		(324,370)
Balance at September 30, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,727,435)	$127,677	$(3,232,421)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(100,463)	$23,364
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation of fixed assets	47,041	45,650
Allowance for doubtful accounts – accounts receivable	3,375	-
Stock based compensation	8,469	7,777

Changes in operating assets and liabilities:
Accounts receivable	(26,844)	(99,062)
Inventory	46,518	44,135
Prepaid expenses	(22,737)	(15,519)
Accrued interest - Related Party	37,443	37,080
Accrued interest - Other	36,034	35,901
Accounts payable	33,179	(86,315)
Accrued liabilities - Other	36,179	29,996
Changes in discontinued operations, net	197	915
Cash provided by operating activities	98,391	23,922
Cash flows from investing activities:
Purchase of fixed assets net of sales	(4,369)	(3,482)
Cash used by investing activities	(4,369)	(3,482)
Cash flows from financing activities:
Proceeds - Notes Payable Other	60,980	64,786
Repayments - Notes Payable Other	(54,660)	(53,208)
Cash provided by financing activities	6,320	11,578
Effect of exchange rate changes on cash	-	2
Net increase in cash	100,342	32,020
Cash at beginning of period	57,291	37,035
Cash at end of period	$157,633	$69,055

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$4,050	$4,176
Cash paid for income tax	$-	$-
Non-Cash Activities
Non-cash accrued dividends	$324,370	$324,370
Unamortized stock compensation	$67,152	$4,727

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $100,463 for the nine months ended September 30, 2024 and has not generated sufficient positive cash flows from operations. As of September 30, 2024 the Company had a working capital deficiency of $3,809,459 which includes related party liabilities of $3,321,298. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $508,931, which has a maturity date of March 31, 2025, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2025 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2025 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Accounting for Share Repurchases

During the nine months ended September 30, 2024 the Company repurchased shares from a single shareholder. The Company followed guidance ASC 505-30-30, retiring the stock and reducing Equity by the nominal value of the shares repurchased and reducing Additional Paid In Capital by the balance of the consideration paid.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share where a net loss is reported:

	September 30, 2024	September 30, 2023
Debentures convertible into common stock	3,852,052	3,622,848
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	5,124,104	4,894,900

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation; on the cash flow statement, proceeds from and repayments of insurance financing has been separated out rather than being netted off; on the statements of stockholders’ deficiency, net income (loss) for the period and preferred stock dividends have been separated out rather than being combined.

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

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income (loss) are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$970	$739
Total Current Assets	970	739

TOTAL ASSETS	$970	$739

LIABILITIES
Current Liabilities
Accounts payable	$4	$4
Other current liabilities	(676)	(1,104)
Total Current Liabilities	$(672)	$(1,100)

Major line items constituting loss from discontinued operations

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative	47	425	197	3,365
Total Operating Expenses	(47)	(425)	(197)	(3,365)
Operating Loss	(47)	(425)	(197)	(3,365)

Other Income (Expense)
Loss on foreign currency exchange	-	-	-	(152)
Total Other Income (Expense)	-	-	-	(152)

Loss Before Provision for Income Taxes	(47)	(425)	(197)	(3,517)
Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(47)	$(425)	$(197)	$(3,517)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	September 30, 2024	December 31, 2023

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2025 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All the notes were extended on their due dates for another twelve months. The Notes will be due between December 2024 and November 2025 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable

Other Notes Payable consists of:

	September 30, 2024	December 31, 2023
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to March 31, 2025. See further note below.	$300,000	$300,000
Insurance policy finance agreements and current portion of EIDL Loan (see Long-Term Notes Payable below)	37,179	28,267
Total Other Notes Payable:	$337,179	$328,267

Long-Term Notes Payable consists of:

	September 30, 2024	December 31, 2023
On July 7, 2020, the Company was granted a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731.00 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$140,316	$142,908

Total Long-term Notes Payable:	$140,316	$142,908

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,852,052 shares of Common Stock as of September 30, 2024. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. INVENTORY

	September 30, 2024	December 31, 2023

Raw materials and work in process	$79,319	$88,236
Finished goods	108,308	145,909
Total Inventory	$187,627	$234,145

6. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheets at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Operating Lease ROU Assets	$115,442	$149,804

Operating Lease Liabilities
Current portion	$47,178	$45,321
Long-term portion	64,745	100,379
	$111,923	$145,700

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

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Vycor Medical	$372,837	$287,559	$1,078,644	$1,087,758
NovaVision	18,015	21,034	55,454	64,597
	$390,852	$308,593	$1,134,098	$1,152,355
Gross Profit
Vycor Medical	$337,404	$256,435	$973,443	$989,288
NovaVision	16,652	19,824	51,690	60,137
	$354,056	$276,259	$1,025,133	$1,049,425

Operating Income (Loss)
Vycor Medical	$52,688	$60,373	$223,061	$366,360
NovaVision	(43,215)	(41,868)	(127,783)	(146,592)
Corporate	(44,608)	(43,986)	(123,767)	(115,521)
	$(35,135)	$(25,481)	$(28,489)	$104,247

	September 30,	December 31,
	2024	2023
Total Assets:
Vycor Medical	$1,028,839	$957,936
NovaVision	44,795	33,623
Discontinued operations	970	739
Total Assets	$1,074,604	$992,298

(b) Geographic segments

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, gross profits, operating income (loss) and total assets for each segment.

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue:
United States	$389,477	$306,929	$1,131,150	$1,147,054
Europe	1,375	1,664	2,948	5,301
	$390,852	$308,593	$1,134,098	$1,152,355
Gross Profit
United States	$352,720	$274,620	$1,022,224	$1,044,223
Europe	1,336	1,639	2,909	5,202
	$354,056	$276,259	$1,025,133	$1,049,425
Operating Income (Loss)
United States	$15,312	$24,228	$113,166	$234,609
Europe	(5,839)	(5,723)	(17,888)	(14,841)
Corporate	(44,608)	(43,986)	(123,767)	(115,521)
	$(35,135)	$(25,481)	$(28,489)	$104,247

	September 30,	December 31,
	2024	2023
Total Assets:
United States	$1,064,821	$985,718
Europe	8,813	5,841
Discontinued operations	970	739
Total Assets	$1,074,604	$992,298

8. EQUITY

Equity Transactions

On August 16, 2024 pursuant to a Share Purchase Agreement, Vycor repurchased and cancelled 70,010 shares of Company Common Stock from Alvaro Pascual-Leone M.D. for a total purchase price of $6,294.

On August 27, 2024 Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) to Maxim Group LLC (“Maxim”) pursuant to a financial advisory and investment banking services agreement, to be amortized over twelve months. The amortization for the three and nine months ended September 30, 2024 was $6,105 (see Note 11)

During each of the three and nine months ended September 30, 2024 and 2023, the Company accrued $162,185 and $324,370 of dividends in respect of Company Series D Convertible Preferred shares (see Note 12).

On April 1, 2023 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement (see Note 11).

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As of November 13, 2024, there were 33,372,796 shares of common stock, one (1) share of Series C Preferred Stock (“Preferred C Stock”) and 270,306 shares of Series D Preferred Stock (“Preferred D Stock”) outstanding.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for each of the nine months ended September 30, 2024 and 2023 was $8,469 and $7,777 respectively. Aggregate stock-based compensation for shares of common stock granted to non-employees for each of the three months ended September 30, 2024 and 2023 was $6,105 and $2,363 respectively. As of September 30, 2024 and December 31, 2023, there was $67,152 and $2,364 respectively of total unrecognized compensation costs related to warrant and stock awards and non-vested options (see Note 11).

10. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The lease terminated on August 31, 2023 and was extended for a further three years and four months to December 31, 2026. Rent expense for the nine months ended September 30, 2024 and 2023 was $62,856 and $53,535 respectively. Rent expense for the three months ended September 30, 2024 and 2023 was $20,535 and $16,362 respectively.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment pending the outcome of certain court hearings and proposed tax legislation, and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability as of September 30, 2024 and December 31, 2023 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

11. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the periods ended September 30, 2024 and 2023:

On August 27, 2024 Vycor entered into a financial advisory and investment banking services agreement (“Agreement”) with Maxim. Under the terms of the Agreement, Maxim will assist Vycor in its strategy to grow the Company through strategic acquisitions and assist the Company with efforts to position itself for a potential uplisting to a US exchange. Vycor issued 813,971 shares of Company Common Stock (valued at $73,257, see Note 8) and additional fees would be payable under the agreement subject to the closing of acquisitions or other investment banking transactions.

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. On April 1, 2023, 101,663 shares of Company Common Stock (valued at $9,455) were issued under the terms of the Agreement, which was amortized over twelve months, with amortization for the three and nine months ended September 30, 2024 and 2023 of $0 and $2,364 and $2,363 and $7,777, respectively (see Notes 8 and 9).

12. RELATED PARTY TRANSACTIONS

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at September 30, 2024, 60.9% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During each of the nine months ended September 30, 2024 and 2023, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,037 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at September 30, 2024 and December 31, 2023 was $2,594,960 and $2,270,590, respectively, of which $1,808,297 and $1,582,260 respectively, was regarding Fountainhead and $667,087 and $583,701, respectively, was regarding Peter Zachariou.

During the nine months ended September 30, 2024 and 2023 the Company accrued interest on related party loans of $37,443 and $37,080, respectively.

During the three months ended September 30, 2024 and 2023 the Company accrued interest on related party loans of $12,571 and $12,436, respectively.

13. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Number of customers over 10%	0	1	0	1
Percentage of sales	0%	16%	0%	12%

Accounts Receivable Concentration

	At September 30, 2024	At December 31, 2023

Number of customers over 10%	-	-
Percentage of accounts receivable	-%	-%

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

Strategy

The Company is continuing to execute on a plan to achieve revenue growth. The strategy for Vycor Medical includes: increasing market penetration in the US; increasing international growth in territories where we are not represented or under-represented; continued new product development in response to market demands and demonstrating applicability in a broader range of pathologies; and adding products complementary to VBAS where the Company is able to leverage its existing distribution network.

The strategy for NovaVision, given the company’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its patient and professional products is by partnering with entities that have either direct access to the end users or the technological capability to leverage the NovaVision therapy platform, particular in digital health and into non-medical areas. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

In August 2024 the Company engaged the services of Maxim Group LLC to assist in its strategy to accelerate the growth of the Company through strategic acquisitions and partnerships.

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Revenue and Gross Margin:

	Three months ended September 30,
	2024	2023	% Change
Revenue:
Vycor Medical	$372,837	$287,559	30%
NovaVision	18,015	21,034	-14%
	$390,852	$308,593	27%
Gross Profit
Vycor Medical	$337,404	$256,435	32%
NovaVision	16,652	19,824	-16%
	$354,056	$276,259	28%

Vycor Medical recorded revenue of $372,837 from the sale of its products for the three months ended September 30, 2024, an increase of $85,278, or 30%, over the same period in 2023, primarily in the US. Gross margin of 90% and 89% was recorded for the three months ended September 30, 2024 and 2023, respectively.

NovaVision recorded revenues of $18,015 for the three months ended September 30, 2024, a decrease of $3,019, or (14%), over the same period in 2023. Gross margin was 92%, compared to 94% for the same period in 2023.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $87,773 to $367,886 for the three months ended September 30, 2024 from $280,113 for the same period in 2023. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the three months ended September 30, 2024 was $6,105, a $3,742 increase from the charge in 2023. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $26,613 from $50,088 in 2023 to $76,701 in 2024 reflecting higher US sales during the current period of 2024.

The remaining Selling, General and Administrative expenses increased by $57,418 from $227,662 in 2023 to $285,080 in 2024, as follows:

Regulatory	$33,915
Payroll	21,371
Other	2,132
$57,418

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2024 was $12,571 compared to $12,436 for 2023. Other Interest expense for the three months ended September 30, 2024 was $13,419 compared to $13,484 for 2023.

Other Income:

Other income comprises the historic customer credits written off of $1,458 during the three months ended September 30, 2024.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $378 to $47 in 2024 from $425 in 2023; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Revenue and Gross Margin:

	Nine months ended
	September 30,
	2024	2023	% Change
Revenue:
Vycor Medical	$1,078,644	$1,087,758	-1%
NovaVision	55,454	64,597	-14%
	$1,134,098	$1,152,355	-2%
Gross Profit
Vycor Medical	$973,443	$989,288	-2%
NovaVision	51,690	60,137	-14%
	$1,025,133	$1,049,425	-2%

Vycor Medical recorded revenue of $1,078,644 from the sale of its products for the nine months ended September 30, 2024, a decrease of $9,114, or (1%), over the same period in 2023. The 2023 revenues included an international pre-order of which approximately $35,000 related to sales that would normally have occurred in the October to December 2023 period. Gross margin of 90% and 91% was recorded for the nine months ended September 30, 2024 and for the same period in 2023.

NovaVision recorded revenues of $55,454 for the nine months ended September 30, 2024, a decrease of $9,143, or (14%), over the same period in 2023. Gross margin was 93% for both periods in 2024 and 2023.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $118,549 to $1,000,293 for the nine months ended September 30, 2024 from $881,744 for the same period in 2023. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing employee and non-employee shares, warrants and options which have been issued by the Company over various periods. The charge for the nine months ended September 30, 2024 was $8,469, an increase of $692 from $7,777 in 2023. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $14,513 from $208,559 in 2023 to $223,072 in 2024 reflecting higher US sales during the current period of 2024.

The remaining Selling, General and Administrative expenses increased by $103,344 from $665,408 to $768,752 in 2024 as follows:

Regulatory	$57,635
Rent	9,321
Scientific and clinical consulting	8,300
Other	28,088
Total change	$103,344

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2024 was $37,443 compared to $37,080 for 2023. Other Interest expense for the nine months ended September 30, 2024 was $40,084 compared to $40,077 for 2023.

Other Income:

Other income comprises the historic customer credits written off of $6,002 during the nine months ended September 30, 2024.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $3,320 to $197 in 2024 from $3,517 in 2023; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity

The following table shows liquidity data as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023	$ Change
Cash	$157,633	$57,291	$100,342
Accounts receivable, inventory and other current assets	$585,797	$526,799	$58,998
Total current liabilities	$(4,552,889)	$(4,074,487)	$(478,402)
Working capital	$(3,809,459)	$(3,490,397)	$(319,062)

The following table shows cash flow for the periods ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023	$ Change
Cash provided by operating activities	$98,391	$23,922	$74,469
Cash used in investing activities	$(4,369)	$(3,482)	$(887)
Cash provided by financing activities	$6,320	$11,578	$(5,258)
Effect of exchange rate changes on cash	$-	$2	$(2)
Net increase in cash	$100,342	$32,020	$68,322

Operating Activities. Cash provided by operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by operating activities.

The following table shows the principal components of cash provided by operating activities during the nine months ended September 30, 2024 and 2023, with a commentary of changes during the periods and known or anticipated future changes:

	September 30, 2024	September 30, 2023	$ Change
Net income (loss)	$(100,463)	$23,364	$(123,827)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation of fixed assets	$47,041	$45,650	$1,391
Allowance for doubtful accounts - accounts receivable	$3,375	$-	$3,375
Stock based compensation	$8,469	$7,777	$692
	$58,885	$53,427	$5,458

Net income (loss) adjusted for non-cash items	$(41,578)	$76,791	$(118,369)
Changes in working capital
Accounts receivable	$(26,844)	$(99,062)	$72,218
Accounts payable and accrued liabilities	$69,358	$(56,319)	$125,677
Inventory	$46,518	$44,135	$2,383
Prepaid expenses	$(22,737)	$(15,519)	$(7,218)
Accrued interest (not paid in cash)	$73,477	$72,981	$496
Changes in discontinued operations, net	$197	$915	$(718)
	$139,969	$(52,869)	$192,838

Cash provided by operating activities	$98,391	$23,922	$74,469

The adjustments to reconcile net loss to cash of $58,885 in the period have no impact on liquidity. The negative change in net income (loss) adjusted for non-cash items of $118,369 was primarily due a decrease in sales and an increase in certain expenses, particularly regulatory. The change in accounts payable and accrued liabilities of $125,677 between the 2024 and 2023 periods was partly due to the settlement of expenses during the 2023 period that were incurred during the final quarter of 2022 and a timing increase in accounts payable and accrued liabilities in the 2024 period.

Additional inventory of $46,292 was purchased during the nine months ended September 30, 2024 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $100,000 during the next twelve months for VBAS devices.

Investing Activities. Cash used for the purchase of chinrests, net of sales, during the nine months ended September 30, 2024 and 2023 was $4,369 and $3,482, respectively. The Company anticipates limited investing activities during the next twelve months.

Financing Activities. During the nine months ended September 30, 2024, the Company repaid loans primarily related to insurance of $54,660 and received insurance financing proceeds of $60,980. During the nine months ended September 30, 2023 the Company received insurance financing proceeds of $64,786 and made repayments of $53,208.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $100,463 for the nine months ended September 30, 2024 and has not generated sufficient positive cash flows from operations. As of September 30, 2024 the Company had a working capital deficiency of $3,809,459, which includes related party liabilities of $3,321,298. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a growth in revenues. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $508,931, which has a maturity date of March 31, 2025, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2025 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2025 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 13, 2024, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance Type	Security	Shares
Advisory agreement fees: Maxim Group LLC	Common	813,971
Shares repurchase and cancelled: Alvaro Pascual-Leone	Common	(70,010)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2024

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director
(Principal Executive Officer)

Date	November 13, 2024

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	November 13, 2024

