Form 10-K
period 2024-12-31
VYCOR MEDICAL INC
filed 2025-04-15
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,101,551 (assuming $0.09 per share)

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 33,372,796 shares of common stock par value $0.0001 as of April 15, 2025

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

Given NovaVision’s resources, and the large size and diversity of its end markets, we believe that the most efficient way to tackle the distribution of its patient and professional products is by partnering with entities that have either direct access to the end users or the technological capability to leverage the NovaVision therapy platform, particularly in digital health and into non-medical areas. Management is also open to a broad range of alternatives for NovaVision as a whole, which could comprise distribution and marketing partnerships, licensing, merger or sale.

In August 2024 the Company engaged the services of Maxim Group LLC to assist in its strategy to accelerate the growth of the Company through strategic acquisitions and partnerships.

3. Other Matters

Product Liability Insurance

We presently have Product Liability insurance for Vycor Medical and Professional Liability insurance for NovaVision.

Government Regulations

We are committed to an integrated total quality management system and to obtain and maintain regulatory certification for our products in the markets in which we operate.

Vycor Medical has the following regulatory certification/licensing:

●	ISO 13485:2016

●	MDSAP (Medical Device Single Audit Program)

●	Fully Quality Assurance System Directive 93/42/EEC for Medical Devices, Annex II (3)

●	EC Design-Examination Certificate Directive 93/42/EEC for Medical Devices, Annex II (4)

Vycor Medical’s VBAS family of devices have been classified as Class II products by the FDA and cleared for marketing through the 510(k) process. NovaVision’s VRT product has been cleared as a Class U product through the 510(k) while its NeuroEyeCoach is registered as an exempt Class 1 device.

Vycor Medical has CE marking approval for distribution of its VBAS products in Europe as a Class III device under (EU) MDR and has a Health Canada Medical Device License (MDL) for distribution in Canada as a Class II device. VBAS also has regulatory approvals in a number of other international markets. NovaVison’s VRT and NeuroEyeCoach have CE mark registrations as Class I devices in Europe.

Employees

We currently have 7 employees.

Website.

The Company operates websites at www.vycormedical.com, www.vycorvbas.com, and www.novavision.com. NovaVision’s German partner maintains the www.novavision.de website.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

We do not yet know the extent we could be affected by the imposition of trade tariffs

In recent months, following the change in the U.S. presidential administration, there has been an imposition by the U.S. of increased trade tariffs on imported goods entering the United States and the imposition by some countries of retaliatory tariffs. Vycor Medical’s products and the raw materials that are used to manufacture the products are all manufactured in the United States. The imposition of import tariffs should not, therefore, impact our costs, however raw material prices may increase, and raw material supply chains could be disrupted. Although the majority of our sales are to hospitals in the United States, we export to a number of countries, with important export territories including Canada, Japan, the UK and the EU. The imposition of additional retaliatory tariffs by these or other countries to which we export could negatively impact our international revenues. The escalation of tariffs globally could have broader economic impacts which could adversely affect our results of operations and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and we have integrated these processes into our overall risk management program. We assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

As a small company our IT systems and assets are limited mainly to accounting and administrative systems and email communications, all of which are cloud based. Our cybersecurity risk management program to protect these assets and systems includes:

●	skilled third-party information security and data privacy personnel, who support our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
●	email security systems including automatic detonation and evaluation of attachments in a sandbox;
●	the implementation of formal protection systems against phishing; the use of multi-factor authentication (MFA), next-generation anti-virus, the use of tools to monitor access for unusual behaviour;
●	the use of a protective DNS service to block access to malicious websites;
●	external service providers, where appropriate, to monitor, assess, test, or otherwise assist with aspects of our security controls, to support risk mitigation efforts, and to utilize a security information and event management system (SIEM);
●	the regular (less than 30 days) installation by our third-party information security provider of critical and high severity patches across our systems;
●	training for our employees on cybersecurity awareness;
●	carrying cyber risk insurance that provides protection (as specified in the applicable policies) against certain potential costs and losses arising from a cybersecurity incident;

We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Our Board comprises our management team and considers cybersecurity risk as part of its risk oversight function.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. Our President has overall oversight and with our Chief Financial Officer oversees our external information security professionals who have primary responsibility for our overall cybersecurity risk management program and supervises our internal personnel on these matters.

Our management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat briefings from internal personnel and external service providers, as well as alerts and reports produced by security tools deployed in the information technology environment.

ITEM 2. PROPERTIES

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The current lease commenced on September 1, 2023 with a termination date of December 31, 2026.

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

Holders

As of April 15, 2025, there were 33,476,130 shares of common stock issued and 33,372,796 shares of common stock outstanding and approximately 129 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is EQ by Equiniti, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from January 1, 2024 through April 15, 2025 which were not registered under the Securities Act.

Common Stock:

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Revenue and Gross Margin:

Vycor Medical recorded revenue of $1,515,744 from the sale of its products for the year ended December 31, 2024, an increase of $137,146 (or 10%) over 2023. Most of the increase was accounted for by sales to US hospitals, which grew by 17% over 2023 due to increased penetration and hospital usage, offset by a net decline of 9% to international markets. Gross margin of 89% was recorded for the year ended December 31, 2024 compared to 90% in 2023. The slight decrease in gross margin is primarily due to increased validation expense in 2024 as compared to 2023.

NovaVision recorded revenues of $73,580 for the year ended December 31, 2024, a decrease of $8,426 or 10% from 2023, and gross margin of 91%, compared to 94% for 2023.

Research & Development:

Research & Development expenses were $15,325 for the year ended December 31, 2024 compared to $22,558 for the year ended December 31, 2023, reflecting continuing early-stage product development for the Vycor division.

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses increased by $161,406 to $1,356,814 in 2024 from $1,195,408 in 2023. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing employee and non-employee shares and options which have been issued by the Company over various periods. The charge for 2024 was $26,783, an increase of $16,642 from $10,141 in 2023, due to the Company entering into an advisory agreement with Maxim Group LLC. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $41,794 to $311,540 reflecting an increased level of sales in the US.

The remaining Selling, General and Administrative expenses increased by $102,970 from $915,521 in 2023 to $1,018,491 in 2024, as follows:

Payroll	$31,039
Regulatory	20,625
Scientific and clinical consulting	10,800
Travel	10,190
Other	30,316
Total Change	$102,970

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2024 increased $498 to $50,013 from $49,515 for 2023. Other Interest expense for 2024 increased by $15 to $53,565 from $53,550 for 2023.

Other Income:

Other income comprises $6,002 of historic customer credits written off during the year ended December 31, 2024.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $6,362 to $249 in 2024 from $6,611 in 2023 as the business is wound down. The Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity and Capital Resources

Liquidity

The following table shows liquidity data as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023	$ Change
Cash	$105,648	$57,291	$48,357
Accounts receivable, inventory and other current assets	$590,071	$526,799	$63,272
Total current liabilities	$(4,496,543)	$(4,074,487)	$(422,056)
Working capital (deficit)	$(3,800,824)	$(3,490,397)	$(310,427)

The following table shows cash flow for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023	$ Change
Cash provided by operating activities	$60,110	$29,430	$30,680
Cash used in investing activities	$(4,199)	$(9,386)	$5,187
Cash (used in) provided by financing activities	$(7,554)	$211	$(7,765)
Effect of exchange rate changes on cash	$-	$1	$(1)
Net increase in cash	$48,357	$20,256	$28,101

Operating Activities. Cash provided by operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities.

The following table shows the principal components of cash provided by operating activities during the years ended December 31, 2024 and 2023, with a commentary of changes during the years and known or anticipated future changes:

	December 31, 2024	December 31, 2023	$ Change
Net loss	$(107,200)	$(69,691)	$(37,509)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation of fixed assets	$63,910	$60,752	$3,158
Allowance for doubtful accounts - accounts receivable	$3,375	$-	$3,375
Stock based compensation	$26,783	$10,141	$16,642
	$94,068	$70,893	$23,175

Changes in working capital
Accounts receivable	$(33,404)	$(59,027)	$25,623
Accounts payable and accrued liabilities	$35,497	$(21,779)	$57,276
Inventory	$11,956	$14,729	$(2,773)
Prepaid expenses	$(4,063)	$(3,982)	$(81)
Accrued interest (not paid in cash)	$63,006	$97,515	$(34,509)
Changes in discontinued operations, net	$250	$772	$(522)
	$73,242	$28,228	$45,014

Cash provided by operating activities	$60,110	$29,430	$30,680

Additional inventory of $124,438 was purchased during the year ended December 31, 2024 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $100,000 during the next twelve months.

Investing Activities. Cash used in investing activities of continuing operations for the year ended December 31, 2024 was $4,199 compared to $9,386 in 2023.

Financing Activities. During the year ended December 31, 2024 the Company repaid loans primarily related to insurance of $68,534 and received insurance financing proceeds of $60,980. During the year ended December 31, 2023 the Company repaid loans primarily related to insurance of $62,911 and received insurance financing proceeds of $63,122.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $107,200 and $69,691 for the years ended December 31, 2024 and 2023 respectively and has not generated sufficient cash flows from operations although did generate positive cash flows from operations for the years ended December 31, 2024 and 2023. As at December 31, 2024 the Company had a working capital deficiency of $3,800,824, which includes related party liabilities of $3,298,728. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $521,030, which has a maturity date of September 30, 2025, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond September 30, 2025 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2026 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation, although rising raw material and labor costs will result in an increase in the cost of sales.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP in the United States. The preparation of its consolidated financial statements and related disclosures requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements. The Company bases its estimates on historical experience, known trends and events and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. The SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our management believes that given current facts and circumstances, there are no material estimates or assumptions with levels of subjectivity and judgement necessary to be considered critical accounting policies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Set forth below are the audited consolidated financial statements for the Company for the fiscal years ended December 31, 2024 and 2023 and the report thereon of Prager Metis CPAs, LLC (PCAOB ID No. 273).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vycor Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vycor Medical, Inc. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, including a net loss of $107,200 and $69,691 for the years ended December 31, 2024 and 2023 respectively, and has not generated sufficient cash flows from its operations. As of December 31, 2024, the Company had a working capital deficiency of $3,800,824, which includes related party liabilities of $3,298,728. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey
April 15, 2025

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$105,648	$57,291
Trade accounts receivable	245,260	215,231
Inventory	222,189	234,145
Prepaid expenses and other current assets	121,705	76,684
Current assets of discontinued operations	917	739
Total Current Assets	695,719	584,090

Fixed assets, net	192,693	252,404

Other assets:
Security deposits	6,000	6,000
Operating lease - right of use assets	103,705	149,804
Total Other assets	109,705	155,804
TOTAL ASSETS	$998,117	$992,298

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$147,569	$117,801
Accrued interest	521,030	472,897
Accrued interest - Related Party	210,395	195,522
Accrued liabilities	157,545	151,816
Dividends payable - Related Party	2,594,960	2,270,590
Notes payable	324,185	328,267
Notes payable - Related Party	493,373	493,373
Current operating lease liabilities	48,158	45,321
Current liabilities of discontinued operations	(672)	(1,100)
Total Current Liabilities	4,496,543	4,074,487

Operating lease liability - long term	52,221	100,379
Loan payable - SBA EIDL	139,436	142,908

Total Liabilities	4,688,200	4,317,774

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred C Stock, 1 and 1 share issued and outstanding as at December 31, 2024 and December 31, 2023 respectively	-	-
Preferred D Stock, 270,306 and 270,306 shares issued and outstanding as at December 31, 2024 and December 31, 2023 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at December 31, 2024 and December 31, 2023, 33,476,130 and 32,732,169 shares issued and 33,372,796 and 32,628,835 shares outstanding at December 31, 2024 and December 31, 2023 respectively	3,347	3,273
Additional Paid-in Capital	29,431,959	29,365,070
Treasury Stock (103,334 shares of Common Stock as at December 31, 2024 and December 31, 2023 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(33,252,060)	(32,820,490)
Accumulated Other Comprehensive Income	127,677	127,677
Total Stockholders’ Deficiency	(3,690,083)	(3,325,476)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$998,117	$992,298

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

	For the years ended December 31,
	2024	2023

Revenue	$1,589,324	$1,460,604
Cost of Goods Sold	166,809	144,950
Gross Profit	1,422,515	1,315,654

Operating Expenses:
Research and development	15,325	22,558
Depreciation and amortization	59,521	57,497
Selling, general and administrative	1,356,814	1,195,408
Total Operating Expenses	1,431,660	1,275,463
Operating income (loss)	(9,145)	40,191

Other Income (Expense)
Interest expense: Related Party	(50,013)	(49,515)
Interest expense: Other	(53,565)	(53,550)
Other income	6,002	-
Loss on foreign currency exchange	(230)	(206)
Total Other Income (Expense)	(97,806)	(103,271)

Loss Before Provision for Income Taxes	(106,951)	(63,080)
Provision for income taxes	-	-
Net loss from continuing operations	(106,951)	(63,080)
Loss from discontinued operations, net of tax	(249)	(6,611)
Net Loss	(107,200)	(69,691)

Preferred stock dividends	(324,370)	(324,370)
Net Loss Available to Common Stockholders	$(431,570)	$(394,061)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	-	2
Comprehensive Loss	$(107,200)	$(69,689)

Loss Per Share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)
Loss available to common stockholders	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	32,884,882	32,603,767

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Stockholders’ Deficiency

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2022	32,630,506	$3,263	1	$0	270,306	$27	(103,334)	$(1,033)	$29,355,626	$(32,426,429)	$127,675	$(2,940,871)
Issuance of stock for board and consulting fees	101,663	10							9,444			9,454
Foreign currency translation adjustment											2	2
Net loss for year ended December 31, 2023										(69,691)		(69,691)
Preferred stock dividends										(324,370)		(324,370)
Balance at December 31, 2023	32,732,169	3,273	1	0	270,306	27	(103,334)	(1,033)	29,365,070	(32,820,490)	127,677	(3,325,476)

Issuance of stock for board and consulting fees	813,971	81							73,176			73,257
Repurchase and cancellation of stock	(70,010)	(7)							(6,287)			(6,294)
Net loss for year ended December 31, 2024										(107,200)		(107,200)
Preferred stock dividends										(324,370)		(324,370)
Balance at December 31, 2024	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,252,060)	$127,677	(3,690,083)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(107,200)	$(69,691)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation of fixed assets	63,910	60,752
Allowance for doubtful accounts - accounts receivable	3,375	-
Stock based compensation	26,783	10,141

Changes in operating assets and liabilities:
Accounts receivable	(33,404)	(59,027)
Inventory	11,956	14,729
Prepaid expenses	(4,063)	(3,982)
Accrued interest - Related Party	14,873	49,515
Accrued interest	48,133	48,000
Accounts payable	29,768	(82,243)
Accrued liabilities	5,729	60,464
Changes in discontinued operations, net	250	772
Cash provided by operating activities	60,110	29,430
Cash flows from investing activities:
Purchase of fixed assets net of sales	(4,199)	(9,386)
Cash used in investing activities	(4,199)	(9,386)
Cash flows from financing activities:
Proceeds - Notes Payable Other	60,980	63,122
Repayments - Notes Payable Other	(68,534)	(62,911)
Cash (used in) provided by financing activities	(7,554)	211
Effect of exchange rate changes on cash	-	1
Net increase in cash	48,357	20,256
Cash at beginning of year	57,291	37,035
Cash at end of year	$105,648	$57,291

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$40,504	$5,550
Cash paid for income tax	$-	$-
Non-Cash Activities
Non-cash accrued dividends	$324,370	$324,370
Unamortized stock compensation	$48,838	$2,364

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Notes to Consolidated Financial Statements

1. BUSINESS OF THE COMPANY AND GOING CONCERN

Business Description

Vycor Medical, Inc. (the “Company”) designs, develops and markets neurological medical devices and therapies through two operating divisions: Vycor Medical and NovaVision. Vycor Medical focuses on devices for neurosurgery; NovaVision provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury.

Ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $107,200 and $69,691 for the years ended December 31, 2024 and 2023 respectively and has not generated sufficient cash flows from operations. As at December 31, 2024 the Company had a working capital deficiency of $3,800,824, which includes related party liabilities of $3,298,728. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $521,030, which has a maturity date of September 30, 2025, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond September 30, 2025 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2026 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of Vycor Medical, Inc., and its wholly-owned subsidiaries, NovaVision, Inc. (a Delaware corporation), NovaVision GmbH (a German corporation) and Sight Science Limited (a UK corporation), both wholly owned subsidiaries of NovaVision, Inc. The Company is headquartered in Boca Raton, FL. All material inter-company accounts, transactions, and balances have been eliminated in consolidation. Following the decision in April 2020 to close the German office of NovaVision, the activities of NovaVision GmbH have been accounted for as discontinued operations.

Accounting for Share Repurchases

During the year ended December 31, 2024 the Company repurchased shares from a single shareholder. The Company followed guidance ASC 505-30-30, retiring the stock and reducing Equity by the nominal value of the shares repurchased and reducing Additional Paid In Capital by the balance of the consideration paid.

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

Contract liabilities (deferred revenue) results from patients paying for the therapy in advance of receiving the therapy.

The Company disaggregates its revenue by division – Vycor and NovaVision – and by geography – United States and Europe – and presents the disaggregation in Note 7.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation; on the statements of stockholders’ deficiency, net loss for the year and preferred stock dividends have been separated out rather than being combined.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution in the U.S. are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the chinrest at the end of therapy. At December 31, 2024 and 2023 patient deposits amounted to $22,709 and $20,951, respectively, and are included in Accrued Liabilities.

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

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required. We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary. Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts. At December 31, 2024 and 2023 allowance for doubtful accounts – accounts receivable amounted to $3,375 and $0, respectively.

Inventories

Inventories consist of raw materials, work in process and finished goods that are stated at the lower of cost determined using the weighted average cost method, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The charge provision for inventory obsolescence for the years ended December 31, 2024 and 2023 was $0 and $168, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of comprehensive loss.

Leases

The Company has one leased building in Boca Raton, Florida that is classified as operating lease right-of use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet as per ASC 842. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement. Operating lease expense is recognized on a straight-line basis over the lease term and is included in Selling, General and Administrative expenses.

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

Educational marketing and advertising expenses

The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will include education, marketing and advertising expense as a component of selling, general and administrative costs as such costs are incurred. There were no such expenses for the years ended December 31, 2024 and 2023.

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2024 and 2023, the amounts charged to research and development expenses were $15,325 and $22,558, respectively.

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

Stock Compensation

The Company recognizes the cost of all stock-based payments under the relevant authoritative accounting guidance. Stock-based payments include any remuneration paid by the Company in shares of the Company’s common stock or financial instruments that grant the recipient the right to acquire shares of the Company’s common stock. Stock-based payments are valued using the quoted stock price at grant date and amortized over the service term of the contract under which such stock is issued.

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

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The embedded conversion option in connection with our convertible debt could not be exercised unless and until we completed a Qualifying Financing transaction. Accordingly, we determined based on authoritative guidance that the embedded conversion option is deemed to be a contingent conversion option that did not require accounting recognition at the commitment dates of the issuances of the Notes.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share where a net loss is reported:

	December 31, 2024	December 31, 2023
Debentures convertible into common stock	3,909,668	3,680,460
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	5,181,720	4,952,512

Segments

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operating results of the Company and, as such, the Company has determined that the Company has two business operating segments (Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury and which includes Sight Science) as defined by ASC Topic 280 “Segment Reporting”. Our CODM does not evaluate operating segments using asset or liability information. The CODM uses gross profit to allocate operating and capital resources and assesses performance of each segment by comparing actual gross profit results to historical results and previously forecasted financial information.

Recent Accounting Pronouncements

From time-to-time new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that may have an impact on the Company’s accounting and reporting. Unless otherwise discussed, the Company believes that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Recently adopted accounting pronouncements

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements and related disclosures. Refer to Note 11 for the inclusion of the new required disclosures.

Recently issued accounting pronouncements not yet adopted

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the consolidated financial statements and its plan for adoption, including the adoption date and transition method.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. The guidance can be applied prospectively with an option for retrospective application. Early adoption is also permitted. We are currently evaluating the provisions of this ASU.

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

Reconciliation of the major line items from discontinued operations that are presented in the consolidated balance sheets and consolidated statements of comprehensive loss are as follows:

Major line items constituting assets and liabilities in the consolidated balance sheets:

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$917	$739
Total Current Assets	917	739

TOTAL ASSETS	$917	$739

LIABILITIES
Current Liabilities
Accounts payable	$4	$4
Other current liabilities	(676)	(1,104)
Total Current Liabilities	$(672)	$(1,100)

Major line items constituting loss from discontinued operations

	For the years ended December 31,
	2024	2023

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative	249	6,379
Total Operating Expenses	249	6,379
Operating Loss	(249)	(6,379)

Other Income (Expense)
Loss on foreign currency exchange	-	(232)
Total Other Income (Expense)	-	(232)

Loss Before Provision for Income Taxes	(249)	(6,611)
Provision for income taxes	-	-
Loss from discontinued operations, net of tax	$(249)	$(6,611)

4. INVENTORY

	December 31, 2024	December 31, 2023

Raw materials and work in process	$87,759	$88,236
Finished goods	134,430	145,909
Total Inventory	$222,189	$234,145

The finished goods inventory is net of an obsolescence provision of $17,211 and $17,078 at December 31, 2024 and 2023, respectively.

Although classified as Current Assets, some raw materials may be consumed over a period longer than 12 months and some finished goods such as inventory on consignment may also be sold over a period longer than 12 months.

5. LEASE

The Company recognized the following related to a lease in its consolidated balance sheets:

	December 31, 2024	December 31, 2023

Operating Lease ROU Assets	$103,705	$149,804

Operating Lease Liabilities
Current portion	$48,158	$45,321
Long-term portion	52,221	100,379
	$100,379	$145,700

6. NOTES PAYABLE

Related Party Notes Payable consists of:

	December 31, 2024	December 31, 2023

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2025 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All of the notes have been extended on their due dates for another twelve months. The Notes will be due between April 2025 and March 2026 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable consists of:

	December 31, 2024	December 31, 2023
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to September 30, 2025. See further note below.	$300,000	$300,000
Insurance policy finance agreements and current portion of EIDL Loan (see Long-Term Notes Payable below)	24,185	28,267
Total Other Notes Payable	$324,185	$328,267

Long-Term Notes Payable consists of:

	December 31, 2024	December 31, 2023
On July 7, 2020, the Company was granted a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$139,436	$142,908

Total Long-term Notes Payable	$139,436	$142,908

On January 24, 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,909,668 shares of Common Stock as of December 31, 2024. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50. No other term was amended on the Note.

The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

7. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury and which includes Sight Science. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, gross profits, operating income (loss) and total assets for each segment. Our Chief Executive Officer and Chief Financial Officer, as the CODM, organizes our company, manages resource allocations and measures performance among the two operating and reportable segments.

	Year Ended December 31,
	2024	2023
Revenue:
Vycor Medical	$1,515,744	$1,378,598
NovaVision	73,580	82,006
	$1,589,324	$1,460,604
Gross Profit
Vycor Medical	$1,355,878	$1,238,878
NovaVision	66,637	76,776
	$1,422,515	$1,315,654

Operating Income (Loss)
Vycor Medical	$353,052	$383,847
NovaVision	(177,917)	(191,810)
Corporate	(184,280)	(151,846)
	$(9,145)	$40,191

	December 31,	December 31,
	2024	2023
Total Assets:
Vycor Medical	$956,061	$957,936
NovaVision	41,139	33,623
Discontinued operations	917	739
Total Assets	$998,117	$992,298

(b) Geographic segments

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, gross profits, operating income (loss) and total assets for each segment.

	Year Ended December 31,
	2024	2023
Revenue:
United States	$1,585,644	$1,453,895
Europe	3,680	6,709
	$1,589,324	$1,460,604
Gross Profit
United States	$1,418,970	$1,308,984
Europe	3,545	6,670
	$1,422,515	$1,315,654

Operating Income (Loss)
United States	$200,111	$212,330
Europe	(24,976)	(20,293)
Corporate	(184,280)	(151,846)
	$(9,145)	$40,191

	December 31,	December 31,
	2024	2023
Total Assets:
United States	$991,210	$985,718
Europe	5,990	5,841
Discontinued operations	917	739
Total Assets	$998,117	$992,298

8. FIXED ASSETS

Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated	December 31,	December 31,
	Useful Lives	2024	2023

Machinery and Equipment	3 years	$70,832	$70,832
Leasehold Improvements	3 years	8,881	8,881
Purchased Software	3 years	27,706	27,706
Molds and Tooling	5 years	808,411	808,611
Furniture and Fixtures	7 years	11,152	11,152
Therapy Devices	3 years	112,342	107,943
Internally Developed Software	5 years	363,472	363,472
		1,402,796	1,398,597
Less: Accumulated depreciation and amortization		(1,210,103)	(1,146,193)
Property and Equipment, net		$192,693	$252,404

Depreciation expense for the years ended December 31, 2024 and 2023 was $63,910 and $60,752 respectively, including $4,389 and $3,255 respectively for Therapy Devices which is allocated to Cost of Sales. Intangible assets classified as fixed assets in the table above are fully amortized.

9. EQUITY

Equity Transactions

On August 16, 2024 pursuant to a Share Purchase Agreement, Vycor repurchased and cancelled 70,010 shares of Company Common Stock from Alvaro Pascual-Leone M.D. for a total purchase price of $6,294.

On August 27, 2024 Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) to Maxim Group LLC (“Maxim”) pursuant to a financial advisory and investment banking services agreement, to be amortized over twelve months. The amortization for the year ended December 31, 2024 was $24,419 (see Note 13).

During each of the years ended December 31, 2024 and 2023, the Company accrued an aggregate of $324,370 of dividends in respect of Company Series D Convertible Preferred shares (see Note 14).

On April 1, 2023 the Company issued 101,663 shares of Common Stock to Ricardo Komotar (RJK Consulting), a consultant, in accordance with the terms of a consulting agreement (see Note 13).

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As at December 31, 2024, there were 33,372,796 shares of common stock, one (1) share of Series C Preferred Stock and 270,306 shares of Series D Preferred Stock outstanding.

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

Series D Convertible Preferred Stock shares (“Preferred D Stock”) are convertible into Company Common Shares at a price of $2.15. The Series D carry a cumulative preferred dividend of 12% per annum, payable in cash semi-annually in February and August of each year. The Company is able to redeem the Series D at par at any time, at its sole option.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for the years ended December 31, 2024 and 2023 was $26,783 and $10,141, respectively. As of December 31, 2024 and 2023, there was $48,838 and $2,364 respectively of total unrecognized compensation costs related to warrant and stock awards and non-vested options (see Note 13).

11. INCOME TAXES

Loss Before Taxes

	December 31, 2024	December 31, 2023
Domestic	$(81,834)	$(42,829)
Foreign	(25,366)	(26,862)
	$(107,200)	$(69,691)

The reconciliation of income tax expense (credit) at the U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023

US statutory rate	$(22,512)	$(14,635)
Tax difference between foreign and U.S.	476	(289)
Change in Valuation Allowance	22,036	14,924
Tax Provision	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2024 and December 31, 2023 are as follows:

	December 31, 2024	December 31, 2023
Operating loss carry-forward – US	$19,900,000	$19,888,000
Operating loss carry-forward – Foreign	$1,569,000	$1,630,000
Deferred tax asset before Valuation allowance – US	4,179,000	4,176,000
Deferred tax asset before Valuation allowance – Foreign	463,000	485,000
Valuation allowance	(4,642,000)	(4,661,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets recorded if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Furthermore, in circumstances in which management has determined that existing conditions or events raise substantial doubt about its ability to continue as a going concern the authoritative guidance requires that a valuation allowance should be recorded for all deferred tax assets. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2024 and December 31, 2023.

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

Net Operating Loss Carry-Forwards

As of December 31, 2024 and 2023, the Company had U.S. accumulated losses for tax purposes of approximately $19,900,000 and $19,888,000 respectively, which may be carried forward and offset against U.S. taxable income, and expire during the tax years 2030 through 2042.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2024 and 2023, the Company had German accumulated losses for tax purposes of approximately $1,310,000 and $1,392,000 respectively, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership. As disclosed in Note 3, the Company is in the process of winding down the entity, following which these tax losses will no longer be available.

As of December 31, 2024 and 2023, the Company had UK accumulated losses for tax purposes of approximately $259,000 and $238,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

Tax Rates

The applicable US income tax rate for the Company for both of the years ended December 31, 2024 and 2023 was 21%. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The German applicable rate for both of the years ended December 31, 2024 and 2023 was 31.58%; the UK applicable rate for smaller companies for both the years ended December 31, 2024 and 2023 was 19%.

If any earnings were distributed to US in the form of dividends or otherwise, after the repayment of intercompany debt, the Company would be subject to additional US income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Uncertain Tax Position

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2024 and 2023. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

12. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The current lease commenced on September 1, 2023 with a termination date of December 31, 2026. Rent expense for the years ended December 31, 2024 and 2023 was $83,375 and $74,464 respectively.

The table below provides the future lease payments each year until the lease expiration date:

Future Lease Payments

Year	Liability
2025	$52,092
2026	$53,655

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability as of December 31, 2024 and 2023 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

13. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the years ended December 31, 2024 and 2023:

On August 27, 2024 Vycor entered into a financial advisory and investment banking services agreement (“Agreement”) with Maxim. Under the terms of the Agreement, Maxim will assist Vycor in its strategy to grow the Company through strategic acquisitions and assist the Company with efforts to position itself for a potential uplisting to a US exchange. Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) and additional fees would be payable under the agreement subject to the closing of acquisitions or other investment banking transactions. The amortization for the year ended December 31, 2024 was $24,419 (see Note 9 and Note 10).

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. On April 1, 2023, 101,663 shares of Company Common Stock (valued at $9,455) were issued under the terms of the Agreement, which was amortized over twelve months, with amortization for the years ended December 31, 2024 and 2023 of $2,364 and $10,141, respectively (see Note 9 and Note 10).

14. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2024, 60.9% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman, is a consultant to Fountainhead. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock.

During the years ended December 31, 2024 and 2023, respectively, the Company accrued interest on related party loans of $50,013 and $49,515, respectively, and paid accrued interest on related party loans of $35,140 and $0, respectively.

During each of the years ended December 31, 2024 and 2023, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,036 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at December 31, 2024 and 2023 was $2,594,960 and $2,270,590, respectively, of which $1,808,296 and $1,582,260, respectively, was regarding Fountainhead and $667,087 and $583,701, respectively, was regarding Peter Zachariou.

15. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration	Year ended December 31,
	2024	2023

Number of customers over 10%	0	1
Percentage of sales	0%	11%

Accounts Receivable Concentration

	At December 31,
	2024	2023

Number of customers over 10%	1	0
Percentage of accounts receivable	11%	0%

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the lack of a functioning audit committee with independent members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	63
David Marc Cantor	President and a Director	58
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	66

Peter C. Zachariou was appointed a Director of the Company in May, 2010, Executive Vice President in September 2010 and Chief Executive Officer on January 2, 2014. As CEO, he has responsibility for the sales, marketing and customer functions of both the Vycor and NovaVision divisions. For the past 30 years, Mr. Zachariou has been an active investor in and proprietor of a variety of companies and industries, predominantly in U.S. emerging and growth companies across a broad range of industry sectors. He is an investment manager for Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands.

David Marc Cantor has been President of the Company since September 2010 and a Director since January, 2010. As President he is responsible for the clinical, product development and manufacturing functions of both the Vycor and NovaVision divisions, as well as their patent and trademark portfolios. Mr. Cantor has over 22 years of experience in Investment Banking with a focus on Mergers and Acquisitions and Equity Capital Raisings. From 2001 – 2005 he was at Citigroup Capital Markets where he was Co-head of its M&A European Business Development Group and subsequently European Head of its Diversified Industrials and Aerospace activities. Prior to Citigroup he was a Managing Director in M&A at Donaldson Lufkin & Jenrette and worked at Lehman Brothers both in New York and London in both the Equity Capital and M&A groups. He is an investment manager of Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands. Mr. Cantor has a BSc with Honors from City Business School, London.

Adrian Christopher Liddell has been Chairman of the Board and a Director of the Company since January, 2010 and serves as the Company’s CFO. As CFO he is responsible for the financial operation of the company, as well as regulatory and legal matters. Mr. Liddell has over 40 years of strategic, corporate and financial advisory and company investment experience. From 2003 to 2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003 Mr. Liddell served as Managing Director, Mergers & Acquisitions, at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998 Mr. Liddell held various positions in mergers & acquisitions and corporate finance at Lehman Brothers and Samuel Montagu & Co, in London. He is also an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, Mr. Liddell qualified as a Chartered Accountant in 1984 with Arthur Young (now Ernst & Young) and holds an MA, Hons. from Christ’s College, University of Cambridge.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2024 and 2023, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2024 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Peter Zachariou	2024	$
CEO	2023		$—	—	—	—	—	—	—	—
David Cantor	2024	$
President	2023		$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	3,464,000	$-	3,464,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,464,000	$-	3,464,000

(1)	As of December 31, 2024.

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price ($)	Warrant Expiration Date
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

Compensation of Directors

Not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of April 15, 2025. Unless noted, the address for the following beneficial owners and management is 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Peter C. Zachariou	48,856	0.15%
Series D Preferred Stock	Peter C. Zachariou	69,487	25.71%
Common Stock	All executive officers and directors as a group	48,856	0.15%
Series D Preferred Stock	All executive officers and directors as a group	69,487	25.71%
Common Stock	Fountainhead Capital Management Limited 13 Castle Street, St. Helier, Jersey JE2 3BT	20,340,520	60.95%
Series D Preferred Stock	Fountainhead Capital Management Limited 13 Castle Street, St. Helier, Jersey JE2 3BT	188,363	69.69%

(1) In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In the case of directors, the number of shares includes shares granted but not issued under the director’s Deferred Compensation Plan. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on April 15, 2025, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and the issuance of shares granted but not issued under the director’s Deferred Compensation Plan; and (b) the denominator is the sum of (i) the total shares of that class outstanding on April 15, 2025 (33,372,796 shares of Common Stock and 270,306 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options or that can be issued under the director’s Deferred Compensation Plan. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2024, 60.9% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman, is a consultant to Fountainhead. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock.

During the years ended December 31, 2024 and 2023, respectively, the Company accrued interest on related party loans of $50,013 and $49,515, respectively, and paid accrued interest on related party loans of $35,140 and $0, respectively.

During each of the years ended December 31, 2024 and 2023, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,036 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at December 31, 2024 and 2023 was $2,594,960 and $2,270,590, respectively, of which $1,808,296 and $1,582,260, respectively, was regarding Fountainhead and $667,087 and $583,701, respectively, was regarding Peter Zachariou.

Director Independence

As of April 15, 2025, our three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2024 and December 31, 2023, respectively, were approximately $80,500 and $71,500.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2024 and 2023 were $4,750 and $4,400 respectively.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for 2024 or 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Reports of Prager Metis CPAs, LLC., Independent Registered Certified Public Accounting Firm (PCAOB ID: 273)

●	Consolidated Balance Sheets as of December 31, 2024 and 2023

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024 and 2023

●	Consolidated Statements of Stockholders’ Deficiency from January 1, 2023 to December 31, 2024

●	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

●	Notes to Consolidated Financial Statements

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

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zacharion
Chief Executive Officer and Director (Principal Executive Officer)

Date	April 15, 2025

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	April 15, 2025

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	April 15, 2025

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	April 15, 2025

