Form 10-Q
period 2025-03-31
VYCOR MEDICAL INC
filed 2025-05-15
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2025

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

There were 33,372,796 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of May 15, 2025.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$61,049	$105,648
Trade accounts receivable	229,411	245,260
Inventory	176,373	159,452
Prepaid expenses and other current assets	132,994	121,705
Current assets of discontinued operations	868	917
Total Current Assets	600,695	632,982

Fixed assets, net	176,585	192,693

Other assets
Non-current inventory	65,729	62,737
Security deposits	6,000	6,000
Operating lease - right of use assets	91,822	103,705
Total Other assets	163,551	172,442
TOTAL ASSETS	$940,831	$998,117

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$165,151	$147,569
Accrued interest	532,866	521,030
Accrued interest - Related party	222,966	210,395
Accrued liabilities	126,212	157,545
Dividends payable - Related Party	2,757,145	2,594,960
Notes payable	307,382	324,185
Notes payable - Related Party	493,373	493,373
Current operating lease liabilities	49,151	48,158
Current liabilities of discontinued operations	(672)	(672)
Total Current Liabilities	4,653,574	4,496,543

Operating lease liability - long term	39,540	52,221
Loan payable - SBA EIDL	138,548	139,436

Total Liabilities	4,831,662	4,688,200

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred C Stock, 1 and 1 share issued and outstanding as at March 31, 2025 and December 31, 2024 respectively	-	-
Preferred D Stock, 270,306 and 270,306 shares issued and outstanding as at March 31, 2025 and December 31, 2024 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at March 31, 2025 and December 31, 2024; 33,476,130 shares issued and 33,372,796 shares outstanding at March 31, 2025 and December 31, 2024, respectively	3,347	3,347
Additional Paid-in Capital	29,431,959	29,431,959
Treasury Stock (103,334 shares of Common Stock as at March 31, 2025 and December 31, 2024, at cost)	(1,033)	(1,033)
Accumulated Deficit	(33,452,808)	(33,252,060)
Accumulated Other Comprehensive Income	127,677	127,677
Total Stockholders’ Deficiency	(3,890,831)	(3,690,083)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$940,831	$998,117

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2025	2024

Revenue	$436,378	$336,968
Cost of Goods Sold	77,844	37,006
Gross Profit	358,534	299,962

Operating Expenses:
Research and development	5,762	-
Depreciation and amortization	14,880	14,880
Selling, general and administrative	350,698	294,614
Total Operating Expenses	371,340	309,494
Operating loss	(12,806)	(9,532)

Other Income (Expense)
Interest expense: Related Party	(12,570)	(12,031)
Interest expense: Other	(13,139)	(13,338)
Other income	-	4,544
Gain (loss) on foreign currency exchange	1	(150)
Total Other Income (Expense)	(25,708)	(20,975)

Loss Before Provision for Income Taxes	(38,514)	(30,507)
Provision for income taxes	-	-
Net loss from continuing operations	(38,514)	(30,507)
Loss from discontinued operations, net of tax	(49)	(101)
Net Loss	(38,563)	(30,608)

Preferred stock dividends	(162,185)	(162,185)
Net Loss Available to Common Stockholders	$(200,748)	$(192,793)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	-	-
Comprehensive Loss	$(38,563)	$(30,608)

Loss Per Share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)
Loss available to common stockholders	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	33,372,796	32,628,835

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2024	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,252,060)	$127,677	$(3,690,083)
Net loss for the three months ended March 31, 2025										(38,563)		(38,563)
Preferred stock dividends										(162,185)		(162,185)
Balance at March 31, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,452,808)	$127,677	$(3,890,831)

Balance at December 31, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,820,490)	$127,677	$(3,325,476)
Net loss for the three months ended March 31, 2024										(30,608)		(30,608)
Preferred stock dividends										(162,185)		(162,185)
Balance at March 31, 2024	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(33,013,283)	$127,677	$(3,518,269)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(38,563)	$(30,608)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation of fixed assets	16,110	15,620
Allowance for doubtful accounts - accounts receivable	-	4,865
Stock based compensation	18,315	2,364

Changes in operating assets and liabilities:
Accounts receivable	15,846	(33,703)
Inventory	(19,913)	12,417
Prepaid expenses	(29,603)	(2,944)
Accrued interest - Related Party	12,571	12,031
Accrued interest	11,835	11,969
Accounts payable	17,582	30,058
Accrued liabilities	(31,138)	(20,284)
Changes in discontinued operations, net	49	102
Cash (used in) provided by operating activities	(26,909)	1,887
Cash flows from investing activities:
Sale of fixed assets net of sales	-	662
Cash provided by investing activities	-	662
Cash flows from financing activities:
Proceeds - Notes Payable Other	-	-
Repayments - Notes Payable Other	(17,690)	(15,983)
Cash used in financing activities	(17,690)	(15,983)
Effect of exchange rate changes on cash	-	-
Net decrease in cash	(44,599)	(13,434)
Cash at beginning of period	105,648	57,291
Cash at end of period	$61,049	$43,857

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$2,233	$1,369
Cash paid for income tax	$-	$-
Non-Cash Activities:
Non-cash accrued dividends	$162,185	$162,185
Unamortized stock compensation	$30,523	$-

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Vycor Medical, Inc. (the “Company” or “Vycor”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2024 derives from the audited financial statements at that date but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The unaudited consolidated financial statements as of and for the three months ended March 31, 2025 and 2024, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $38,563 for the three months ended March 31, 2025 and has not generated sufficient positive cash flows from operations. As of March 31, 2025 the Company had a working capital deficiency of $4,052,879 which includes related party liabilities of $3,473,484. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $532,866, which has a maturity date of September 30, 2025, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond September 30, 2025 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2026 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Recently adopted accounting pronouncements

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Company’s Chief Operating Decision Maker (“CODM”), who is our Chief Executive officer, and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements and related disclosures. Refer to Note 7 for the inclusion of the new required disclosures.

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

Revenue Recognition

On January 1, 2018 the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (new revenue standard) to all contracts.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share where a net loss is reported:

	March 31, 2025	March 31, 2024
Debentures convertible into common stock	3,966,028	3,737,457
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	5,238,080	5,009,509

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation: on the balance sheets, inventory has been separated out in current and non-current assets; on the statements of stockholders’ deficiency, net loss for the period and preferred stock dividends have been separated out rather than being combined.

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

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive loss are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$868	$917
Total Current Assets	868	917

TOTAL ASSETS	$868	$917

LIABILITIES
Current Liabilities
Accounts payable	$4	$4
Other current liabilities	(676)	(676)
Total Current Liabilities	$(672)	$(672)

Major line items constituting loss from discontinued operations

	For the three months ended March 31,
	2025	2024

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative	49	101
Total Operating Expenses	49	101
Operating Loss	(49)	(101)

Other Income (Expense)
Loss on foreign currency exchange	-	-
Total Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(49)	(101)
Provision for income taxes	-	-
Loss from discontinued operations, net of tax	$(49)	$(101)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	March 31, 2025	December 31, 2024

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2025 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All the notes were extended on their due dates for another twelve months. The Notes will be due between July 2025 and May 2026 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable

Other Notes Payable consists of:

	March 31, 2025	December 31, 2024
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to September 30, 2025. See further note below.	$300,000	$300,000
Insurance policy finance agreements and current portion of EIDL Loan (see Long-Term Notes Payable below)	7,832	24,185
Total Other Notes Payable	$307,832	$324,185

Long-Term Notes Payable consists of:

	March 31, 2025	December 31, 2024
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$138,548	$139,436
Total Long-term Notes Payable	$138,548	$139,436

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 3,966,028 shares of Common Stock as of March 31, 2025. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. INVENTORY

	March 31, 2025	December 31, 2024
Current Inventory
Raw materials and work in process	$58,310	$48,024
Finished goods	118,063	111,428
Total Current Inventory	$176,373	$159,452

Non-Current Inventory
Raw materials and work in process	$41,691	$39,735
Finished goods	41,080	40,213
	82,771	79,948
Less: obsolescence provision - finished goods	(17,042)	(17,211)
Total Non-Current Inventory	$65,729	$62,737

The Company estimates the consumption of inventories and separates the inventories that may be consumed after 12 months as non-current inventory.

6. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheets at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Operating Lease ROU Assets	$91,822	$103,705

Operating Lease Liabilities
Current portion	$49,151	$48,158
Long-term portion	39,540	52,221
	$88,691	$100,379

7. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury and which includes Sight Science. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, gross profits, operating income (loss) and total assets for each segment. Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations and measures performance among the two operating and reportable segments.

	Three Months Ended March 31,
	2025	2024
Revenue:
Vycor Medical	$418,520	$318,558
NovaVision	17,858	18,410
	$436,378	$336,968
Gross Profit
Vycor Medical	$341,798	$283,076
NovaVision	16,736	16,886
	$358,534	$299,962

Operating Income (Loss)
Vycor Medical	$77,488	$71,885
NovaVision	(36,843)	(41,467)
Corporate	(53,451)	(39,950)
	$(12,806)	$(9,532)

	March 31,	December 31,
	2025	2024
Total Assets:
Vycor Medical	$904,508	$956,061
NovaVision	35,455	41,139
Discontinued operations	868	917
Total Assets	$940,831	$998,117

(b) Geographic segments

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, gross profits, operating income (loss) and total assets for each segment.

	Three Months Ended March 31,
	2025	2024
Revenue:
United States	$435,984	$335,931
Europe	394	1,037
	$436,378	$336,968
Gross Profit
United States	$358,151	$298,925
Europe	383	1,037
	$358,534	$299,962

Operating Income (Loss)
United States	$47,126	$36,020
Europe	(6,481)	(5,602)
Corporate	(53,451)	(39,950)
	$(12,806)	$(9,532)

	March 31,	December 31,
	2025	2024
Total Assets:
United States	$935,965	$991,210
Europe	3,998	5,990
Discontinued operations	868	917
Total Assets	$940,831	$998,117

8. EQUITY

Equity Transactions

During each of the three months ended March 31, 2025 and 2024, the Company accrued $162,185 of dividends in respect of Company Series D Convertible Preferred shares (see Note 12).

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As at March 31, 2025, there were 33,372,796 shares of common stock, one (1) share of Series C Preferred Stock and 270,306 shares of Series D Preferred Stock outstanding.

Holders of our common stock are entitled to one vote for each share on all matters voted upon by our stockholders, including the election of directors, and do not have cumulative voting rights. Subject to the rights of holders of any then outstanding shares of our preferred stock, our common stockholders are entitled to any dividends that may be declared by our board. Holders of our common stock are entitled to share ratably in our net assets upon our dissolution or liquidation after payment or provision for all liabilities and any preferential liquidation rights of our preferred stock then outstanding. Holders of our common stock have no preemptive rights to purchase shares of our stock. The shares of our common stock are not subject to any redemption provisions and are not convertible into any other shares of our capital stock. All outstanding shares of our common stock are, and the shares of common stock to be issued will be, upon payment therefor, fully paid and non-assessable. The rights, preferences and privileges of holders of our common stock will be subject to those of the holders of any shares of our preferred stock we may issue in the future.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for each of the three months ended March 31, 2025 and 2024 was $18,315 and $2,364 respectively. As of March 31, 2025 and December 31, 2024, there was $30,523 and $48,838 respectively of total unrecognized compensation costs related to stock awards, which were included in Prepaid expenses and other current assets on the consolidated balance sheets (see Note 11).

10. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The current lease commenced on September 1, 2023 with a termination date of December 31, 2026. Rent expense for the three months ended March 31, 2025 and 2024 was $20,488 and $21,032 respectively.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability as of March 31, 2025 and December 31, 2024 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

11. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the periods ended March 31, 2025 and 2024:

On August 27, 2024 Vycor entered into a financial advisory and investment banking services agreement (“Agreement”) with Maxim. Under the terms of the Agreement, Maxim will assist Vycor in its strategy to grow the Company through strategic acquisitions and assist the Company with efforts to position itself for a potential uplisting to a US exchange. Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) and additional fees would be payable under the agreement subject to the closing of acquisitions or other investment banking transactions. The amortization for the three months ended March 31, 2025 was $18,315 (see Note 9).

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. On April 1, 2023, 101,663 shares of Company Common Stock (valued at $9,455) were issued under the terms of the Agreement, which was amortized over twelve months, with amortization for the three months ended March 31, 2024 of $2,364 (see Note 9).

12. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at March 31, 2025, 60.9% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During each of the three months ended March 31, 2025 and 2024, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,019 was regarding Fountainhead and $41,693 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at March 31, 2025 and December 31, 2024 was $2,757,145 and $2,594,960, respectively, of which $1,921,315 and $1,808,296, respectively, was regarding Fountainhead and $708,780 and $667,087, respectively, was regarding Peter Zachariou.

During the three months ended March 31, 2025 and 2024 the Company accrued interest on related party loans of $12,570 and $12,031, respectively.

13. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended March 31,
	2025	2024

Number of customers over 10%	-	-
Percentage of sales	0%	0%

Accounts Receivable Concentration

	At March 31, 2025	At December 31, 2024

Number of customers over 10%	1	1
Percentage of accounts receivable	11%	11%

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

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Revenue and Gross Margin:

	Three months ended
	March 31,
	2025	2024	% Change
Revenue:
Vycor Medical	$418,520	$318,558	31%
NovaVision	17,858	18,410	-3%
	$436,378	$336,968	30%
Gross Profit
Vycor Medical	$341,798	$283,076	21%
NovaVision	16,736	16,886	-1%
	$358,534	$299,962	20%

Vycor Medical recorded revenue of $418,520 from the sale of its products for the three months ended March 31, 2025, an increase of $99,962, or 31%, over the same period in 2024; approximately one-third of the increase was from growth in sales to hospitals in the US and approximately two-thirds in international markets. Gross margin of 82% and 89% was recorded for the three months ended March 31, 2025 and 2024, respectively, with the lower gross margin in 2025 due to validation and shipping costs of new production as well as sales mix.

NovaVision recorded revenues of $17,858 for the three months ended March 31, 2025, a decrease of $552, or (3%), over the same period in 2024. Gross margin was 94%, compared to 92% for the same period in 2024.

Research & Development:

Research & Development expenses were $5,762 for the three months ended March 31, 2025 compared to $0 for the same period in 2024, reflected new product development in the Vycor Medical division.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $56,084 to $350,698 for the three months ended March 31, 2025 from $294,614 for the same period in 2024. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing non-employee shares which have been issued by the Company. The charge for the three months ended March 31, 2025 was $18,315, a $15,951 increase from the charge in 2024 due to amortization of the Maxim financial advisory agreement. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $22,212 from $63,315 in 2024 to $85,527 in 2025 reflecting higher US sales during the current period of 2025.

The remaining Selling, General and Administrative expenses increased by $17,921 from $228,935 in 2024 to $246,856 in 2025, as follows:

Payroll	$31,237
Software development	(9,204)
Other	(4,112)
$17,921

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended March 31, 2025 was $12,570 compared to $12,031 for 2024. Other Interest expense for the three months ended March 31, 2025 was $13,139 compared to $13,338 for 2024.

Other Income:

Other income comprises $4,544 of historic customer credits written off during the three months ended March 31, 2024.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations decreased by $52 to $49 in 2025 from $101 in 2024; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity

The following table shows liquidity data as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024	$ Change
Cash	$61,049	$105,648	$(44,599)
Accounts receivable, inventory and other current assets	$539,646	$527,334	$12,312
Total current liabilities	$(4,653,574)	$(4,496,543)	$(157,031)
Working capital deficit	$(4,052,879)	$(3,863,561)	$(189,318)

The following table shows cash flow for the periods ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024	$ Change
Cash (used in) provided by operating activities	$(26,909)	$1,887	$(28,796)
Cash provided by investing activities	$-	$662	$(662)
Cash used in financing activities	$(17,690)	$(15,983)	$(1,707)
Net decrease in cash	$(44,599)	$(13,434)	$(31,165)

Operating Activities. Cash provided by operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by operating activities.

The following table shows the principal components of cash provided by operating activities during the three months ended March 31, 2025 and 2024, with a commentary of changes during the periods and known or anticipated future changes:

	March 31, 2025	March 31, 2024	$ Change
Net loss	$(38,563)	$(30,608)	$(7,955)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation of fixed assets	$16,110	$15,620	$490
Allowance for doubtful accounts - accounts receivable	$-	$4,865	$(4,865)
Stock based compensation	$18,315	$2,364	$15,951
	$34,425	$22,849	$11,576

Changes in operating assets and liabilities
Accounts receivable	$15,846	$(33,703)	$49,549
Accounts payable and accrued liabilities	$(13,556)	$9,774	$(23,330)
Inventory	$(19,913)	$12,417	$(32,330)
Prepaid expenses	$(29,603)	$(2,944)	$(26,659)
Accrued interest (not paid in cash)	$24,406	$24,000	$406
Changes in discontinued operations, net	$49	$102	$(53)
	$(22,771)	$9,646	$(32,417)

Cash (used in) provided by operating activities	$(26,909)	$1,887	$(28,796)

Additional inventory of $71,869 was purchased during the three months ended March 31, 2025 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $75,000 during the next twelve months for VBAS devices.

Investing Activities. There was no cash used in or provided by investing activities during the three months ended March 31, 2025. Cash provided by investing activities during the three months ended March 31, 2024 was $662 due to sales of fixed assets (chinrests). The Company anticipates limited investing activities during the next twelve months.

Financing Activities. During the three months ended March 31, 2025, the Company repaid loans primarily related to insurance of $17,690. During the three months ended March 31, 2024 the Company made repayments of $15,983.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $38,563 for the three months ended March 31, 2025 and has not generated sufficient positive cash flows from operations. As of March 31, 2025 the Company had a working capital deficiency of $4,052,879, which includes related party liabilities of $3,473,484. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a growth in revenues. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $532,886 which has a maturity date of September 30, 2025, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond September 30, 2025 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2026 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

Critical Accounting Policies and Estimates

The Company’s unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of its unaudited consolidated financial statements and related disclosures requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in the Company’s unaudited consolidated financial statements. The Company bases its estimates on historical experience, known trends and events and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions

Our senior management has reviewed the critical accounting policies and estimates with our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 15, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2025.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 15, 2025, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2025

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director
(Principal Executive Officer)

Date May 15, 2025

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date May 15, 2025

