Form 10-Q
period 2025-06-30
VYCOR MEDICAL INC
filed 2025-08-08
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2025

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

There were 33,372,796 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 8, 2025.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$99,700	$105,648
Trade accounts receivable	202,669	245,260
Inventory	156,033	159,452
Prepaid expenses and other current assets	95,690	121,705
Current assets of discontinued operations	263	917
Total Current Assets	554,355	632,982

Fixed assets, net	164,338	192,693

Other assets
Non-current inventory	74,460	62,737
Security deposits	6,000	6,000
Operating lease - right of use assets	79,793	103,705
Total Other Assets	160,253	172,442
TOTAL ASSETS	$878,946	$998,117

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$110,042	$147,569
Accrued interest	544,833	521,030
Accrued interest - Related party	235,537	210,395
Accrued liabilities	88,429	157,545
Dividends payable - Related Party	2,757,145	2,594,960
Notes payable	303,074	324,185
Notes payable - Related Party	493,373	493,373
Current operating lease liabilities	50,157	48,158
Current liabilities of discontinued operations	(1,051)	(672)
Total Current Liabilities	4,581,539	4,496,543

Operating lease liability - long term	26,700	52,221
Loan payable - SBA EIDL	137,651	139,436

Total Liabilities	4,745,890	4,688,200

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred C Stock, 1 and 1 share issued and outstanding as at June 30, 2025 and December 31, 2024 respectively	-	-
Preferred D Stock, 270,306 and 270,306 shares issued and outstanding as at June 30, 2025 and December 31, 2024 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at June 30, 2025 and December 31, 2024; 33,476,130 shares issued and 33,372,796 shares outstanding at June 30, 2025 and December 31, 2024, respectively	3,347	3,347
Additional Paid-in Capital	29,431,959	29,431,959
Treasury Stock (103,334 shares of Common Stock as at June 30, 2025 and December 31, 2024, at cost)	(1,033)	(1,033)
Accumulated Deficit	(33,428,921)	(33,252,060)
Accumulated Other Comprehensive Income	127,677	127,677
Total Stockholders’ Deficiency	(3,866,944)	(3,690,083)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$878,946	$998,117

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Revenue	$496,353	$406,278	$932,731	$743,246
Cost of Goods Sold	81,082	35,163	158,926	72,169
Gross Profit	415,271	371,115	773,805	671,077

Operating Expenses:
Research and development	4,201	2,263	9,963	2,263
Depreciation and amortization	14,881	14,881	29,761	29,761
Selling, general and administrative	345,043	337,793	695,741	632,407
Total Operating Expenses	364,125	354,937	735,465	664,431
Operating income	51,146	16,178	38,340	6,646

Other Income (Expense)
Interest expense: Related Party	(12,572)	(12,841)	(25,142)	(24,872)
Interest expense: Other	(12,862)	(13,327)	(26,001)	(26,665)
Other income	-	-	-	4,544
Gain (loss) on foreign currency exchange	1	1	2	(149)
Total Other Income (Expense)	(25,433)	(26,167)	(51,141)	(47,142)

Income (Loss) Before Provision for Income Taxes	25,713	(9,989)	(12,801)	(40,496)
Provision for income taxes	-	-	-	-
Net Income (Loss) from continuing operations	25,713	(9,989)	(12,801)	(40,496)
Loss from discontinued operations, net of tax	(1,826)	(49)	(1,875)	(150)
Net Income (Loss)	23,887	(10,038)	(14,676)	(40,646)

Preferred stock dividends	-	-	(162,185)	(162,185)
Net Income (Loss) Available to Common Stockholders	$23,887	$(10,038)	$(176,861)	$(202,831)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	-	-	-	-
Comprehensive Income (Loss)	$23,887	$(10,038)	$(14,676)	$(40,646)

Income (Loss) Per Share - basic and diluted
Income (Loss) from continuing operations	$0.00	$(0.00)	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income (Loss) available to common stockholders	$0.00	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic	33,372,796	32,628,835	33,372,796	32,628,835
Weighted Average Number of Shares Outstanding –Diluted	38,667,862	32,628,835	33,372,796	32,628,835

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at March 31, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,452,808)	$127,677	$(3,890,831)
Net income for the three months ended June 30, 2025										23,887		23,887
Balance at June 30, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,428,921)	$127,677	$(3,866,944)

Balance at March 31, 2024	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(33,013,283)	$127,677	$(3,518,269)
Net loss for the three months ended June 30, 2024										(10,038)		(10,038)
Balance at June 30, 2024	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(33,023,321)	$127,677	$(3,528,307)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2024	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,252,060)	$127,677	$(3,690,083)
Net loss for the six months ended June 30, 2025										(14,676)		(14,676)
Preferred stock dividends										(162,185)		(162,185)
Balance at June 30, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,428,921)	$127,677	$(3,866,944)

Balance at December 31, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,820,490)	$127,677	$(3,325,476)
Net loss for the six months ended June 30, 2024										(40,646)		(40,646)
Preferred stock dividends										(162,185)		(162,185)
Balance at June 30, 2024	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(33,023,321)	$127,677	$(3,528,307)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,676)	$(40,646)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation of fixed assets	31,131	31,301
Allowance for doubtful accounts - accounts receivable	-	4,865
Stock based compensation	36,629	2,364

Changes in operating assets and liabilities:
Accounts receivable	42,591	(42,410)
Inventory	(8,304)	15,832
Prepaid expenses	(10,614)	22,618
Accrued interest - Related Party	25,142	24,872
Accrued interest	23,803	23,936
Accounts payable	(37,527)	36,969
Accrued liabilities	(68,726)	8,070
Changes in discontinued operations, net	275	150
Cash provided by operating activities	19,724	87,921
Cash flows from investing activities:
Purchase of fixed assets	(3,618)	-
Sale of fixed assets	841	662
Cash (used in) provided by investing activities	(2,777)	662
Cash flows from financing activities:
Proceeds - Notes Payable Other	-	-
Repayments - Notes Payable Other	(22,895)	(26,578)
Cash used in financing activities	(22,895)	(26,578)
Effect of exchange rate changes on cash	-	-
Net (decrease) increase in cash	(5,948)	62,005
Cash at beginning of period	105,648	57,291
Cash at end of period	$99,700	$119,296

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$3,562	$2,729
Cash paid for income tax	$-	$-
Non-Cash Activities:
Non-cash accrued dividends	$162,185	$162,185
Unamortized stock compensation	$12,209	$-

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The unaudited consolidated financial statements as of and for the three and six months ended June 30, 2025 and 2024, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $14,676 for the six months ended June 30, 2025 and has not generated sufficient positive cash flows from operations. As of June 30, 2025 the Company had a working capital deficiency of $4,027,184 which includes related party liabilities of $3,486,055. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $544,833, which has a maturity date of September 30, 2025, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond September 30, 2025 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2026 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share where a net loss is reported:

	Six months ended June 30, 2025	Three and Six months ended June 30, 2024
Debentures convertible into common stock	4,023,014	3,794,443
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	5,295,066	5,066,495

The following table sets forth the potential shares of common stock that are included in the calculation of diluted net income per share where a net income is reported:

Three months ended June 30, 2025
Debentures convertible into common stock	4,023,014
Preferred shares convertible into common stock	1,272,052
Total	5,295,066

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation: on the balance sheets, inventory has been separated out in current and non-current assets.

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

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income (loss) are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$263	$917
Total Current Assets	263	917

TOTAL ASSETS	$263	$917

LIABILITIES
Current Liabilities
Accounts payable	$4	$4
Other current liabilities	(1,055)	(676)
Total Current Liabilities	$(1,051)	$(672)

Major line items constituting loss from discontinued operations

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative	1,677	49	1,726	150
Total Operating Expenses	1,677	49	1,726	150
Operating Loss	(1,677)	(49)	(1,726)	(150)

Other income (Expense)
Loss on foreign currency exchange	(149)	-	(149)	-
Total Other Income (Expense)	(149)	-	(149)	-

Loss Before Provision for Income Taxes	(1,826)	(49)	(1,875)	(150)
Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(1,826)	$(49)	$(1,875)	$(150)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	June 30, 2025	December 31, 2024

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2026 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All the notes were extended on their due dates for another twelve months. The Notes will be due between October 2025 and August 2026 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable

Other Notes Payable consists of:

	June 30, 2025	December 31, 2024
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to September 30, 2025. See further note below.	$300,000	$300,000
Insurance policy finance agreements and current portion of EIDL Loan (see Long-Term Notes Payable below)	3,074	24,185
Total Other Notes Payable	$303,074	$324,185

Long-Term Notes Payable consists of:

	June 30, 2025	December 31, 2024
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$137,651	$139,436
Total Long-term Notes Payable	$137,651	$139,436

In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21, the same as the offering price of the 2018 Offering. Conversion of the Note and accrued interest would result in the issuance of 4,023,014 shares of Common Stock as of June 30, 2025. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. INVENTORY

	June 30, 2025	December 31, 2024
Current Inventory
Raw materials and work in process	$58,196	$48,024
Finished goods	97,837	111,428
Total Current Inventory	$156,033	$159,452

Non-Current Inventory
Raw materials and work in process	$53,448	$39,735
Finished goods	38,054	40,213
	91,502	79,948
Less: obsolescence provision - finished goods	(17,042)	(17,211)
Total Non-Current Inventory	$74,460	$62,737

The Company estimates the consumption of inventories and separates the inventories that may be consumed after 12 months as non-current inventory.

6. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheets at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Operating Lease ROU Assets	$79,793	$103,705

Operating Lease Liabilities
Current portion	$50,157	$48,158
Long-term portion	26,700	52,221
	$76,857	$100,379

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

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue:
Vycor Medical	$481,788	$387,249	$900,308	$705,807
NovaVision	14,565	19,029	32,423	37,439
	$496,353	$406,278	$932,731	$743,246
Gross Profit
Vycor Medical	$401,783	$352,963	$743,581	$636,039
NovaVision	13,488	18,152	30,224	35,038
	$415,271	$371,115	$773,805	$671,077

Operating Income (Loss)
Vycor Medical	$192,732	$98,488	$270,220	$170,373
NovaVision	(48,419)	(43,101)	(85,262)	(84,568)
Corporate	(93,167)	(39,209)	(146,618)	(79,159)
	$51,146	$16,178	$38,340	$6,646

	June 30,	December 31,
	2025	2024
Total Assets:
Vycor Medical	$839,418	$956,061
NovaVision	39,265	41,139
Discontinued operations	263	917
Total Assets	$878,946	$998,117

(b) Geographic segments

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, gross profits, operating income (loss) and total assets for each segment.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue:
United States	$496,002	$405,742	$931,986	$741,673
Europe	351	536	745	1,573
	$496,353	$406,278	$932,731	$743,246
Gross Profit
United States	$414,933	$370,579	$773,084	$669,504
Europe	338	536	721	1,573
	$415,271	$371,115	$773,805	$671,077

Operating Income (Loss)
United States	$151,016	$61,834	$198,142	$97,854
Europe	(6,703)	(6,447)	(13,184)	(12,049)
Corporate	(93,167)	(39,209)	(146,618)	(79,159)
	$51,146	$16,178	$38,340	$6,646

	June 30,	December 31,
	2025	2024
Total Assets:
United States	$860,477	$991,210
Europe	18,206	5,990
Discontinued operations	263	917
Total Assets	$878,946	$998,117

8. EQUITY

Equity Transactions

During each of the six months ended June 30, 2025 and 2024, the Company accrued $162,185 of dividends in respect of Company Series D Convertible Preferred shares (see Note 12).

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As at June 30, 2025, there were 33,372,796 shares of common stock, one (1) share of Series C Preferred Stock and 270,306 shares of Series D Preferred Stock outstanding.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for each of the six months ended June 30, 2025 and 2024 was $36,629 and $2,364 respectively and for each of the three months ended June 30, 2025 and 2024 was $18,314 and $0 respectively. As of June 30, 2025 and December 31, 2024, there was $12,209 and $48,838 respectively of total unrecognized compensation costs related to stock awards, which were included in Prepaid expenses and other current assets on the consolidated balance sheets (see Note 11).

10. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The current lease commenced on September 1, 2023 with a termination date of December 31, 2026. Rent expense for the three months ended June 30, 2025 and 2024 was $20,490 and $21,289 respectively and for the six months ended June 30, 2025 and 2024 was $40,978 and $42,321 respectively.

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend pending the outcome of the hearings and proposed legislation outlined above. Accordingly, the Company has made no provision for this liability as of June 30, 2025 and December 31, 2024 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

11. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the periods ended June 30, 2025 and 2024:

On August 27, 2024 Vycor entered into a financial advisory and investment banking services agreement (“Agreement”) with Maxim. Under the terms of the Agreement, Maxim will assist Vycor in its strategy to grow the Company through strategic acquisitions and assist the Company with efforts to position itself for a potential uplisting to a US exchange. Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) and additional fees would be payable under the agreement subject to the closing of acquisitions or other investment banking transactions. The amortization for the three and six months ended June 30, 2025 was $18,314 and $36,629 respectively (see Note 9).

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. On April 1, 2023, 101,663 shares of Company Common Stock (valued at $9,455) were issued under the terms of the Agreement, which was amortized over twelve months, with amortization for the three and six months ended June 30, 2024 of $0 and $2,364 respectively (see Note 9).

12. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at June 30, 2025, 60.9% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During each of the six months ended June 30, 2025 and 2024, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,019 was regarding Fountainhead and $41,693 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at June 30, 2025 and December 31, 2024 was $2,757,145 and $2,594,960, respectively, of which $1,921,315 and $1,808,296, respectively, was regarding Fountainhead and $708,780 and $667,087, respectively, was regarding Peter Zachariou.

During the three months ended June 30, 2025 and 2024 the Company accrued interest on related party loans of $12,572 and $12,841, respectively.

During the six months ended June 30, 2025 and 2024 the Company accrued interest on related party loans of $25,142 and $24,872, respectively

13. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Number of customers over 10%	-	-	-	-
Percentage of sales	0%	0%	0%	0%

Accounts Receivable Concentration

	At June 30, 2025	At December 31, 2024

Number of customers over 10%	1	1
Percentage of accounts receivable	10%	11%

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

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Revenue and Gross Margin:

	Three months ended
	June 30,
	2025	2024	% Change
Revenue:
Vycor Medical	$481,788	$387,249	24%
NovaVision	14,565	19,029	-23%
	$496,353	$406,278	22%
Gross Profit
Vycor Medical	$401,783	$352,963	14%
NovaVision	13,488	18,152	-26%
	$415,271	$371,115	12%

Vycor Medical recorded revenue of $481,788 from the sale of its products for the three months ended June 30, 2025, an increase of $94,539, or 24%, over the same period in 2024, most of the increase being from growth in international markets. Gross margin of 83% and 91% was recorded for the three months ended June 30, 2025 and 2024, respectively, with the lower gross margin in 2025 due to validation and shipping costs of new production as well as sales mix.

NovaVision recorded revenues of $14,565 for the three months ended June 30, 2025, a decrease of $4,464, or 23%, over the same period in 2024. Gross margin was 93%, compared to 95% for the same period in 2024.

Research & Development:

Research & Development expenses were $4,201 for the three months ended June 30, 2025 compared to $2,263 for the same period in 2024, reflected new product development in the Vycor Medical division.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $7,250 to $345,043 for the three months ended June 30, 2025 from $337,793 for the same period in 2024. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing non-employee shares which have been issued by the Company. The charge for the three months ended June 30, 2025 was $18,314, a $18,314 increase from the charge in 2024 due to amortization of the Maxim financial advisory agreement. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $44,409 from $83,057 in 2024 to $38,648 in 2025 partly reflecting lower US sales during the current period of 2025 and also due to the write off of historical balances of $23,593.

The remaining Selling, General and Administrative expenses increased by $33,345 from $254,736 in 2024 to $288,081 in 2025, as follows:

Investor Relations	$25,883
Other	7,462
$33,345

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended June 30, 2025 was $12,572 compared to $12,841 for 2024. Other Interest expense for the three months ended June 30, 2025 was $12,862 compared to $13,327 for 2024.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations increased by $1,777 to $1,826 in 2025 from $49 in 2024; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Revenue and Gross Margin:

	Six months ended
	June 30,
	2025	2024	% Change
Revenue:
Vycor Medical	$900,308	$705,807	28%
NovaVision	32,423	37,439	-13%
	$932,731	$743,246	25%
Gross Profit
Vycor Medical	$743,581	$636,039	17%
NovaVision	30,224	35,038	-14%
	$773,805	$671,077	15%

Vycor Medical recorded revenue of $900,308 from the sale of its products for the six months ended June 30, 2025, an increase of $194,501, or 28%, over the same period in 2024, most of the increase being from growth in international markets. Gross margin of 83% and 90% was recorded for the six months ended June 30, 2025 and 2024, respectively, with the lower gross margin in 2025 due to validation and shipping costs of new production as well as geographic sales mix.

NovaVision recorded revenues of $32,423 for the six months ended June 30, 2025, a decrease of $5,016 over the same period in 2024. Gross margin was 93%, compared to 94% for the same period in 2024.

Research & Development:

Research & Development expenses were $9,963 for the six months ended June 30, 2025 compared to $2,263 for the same period in 2024, reflected new product development in the Vycor Medical division.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $63,334 to $695,741 for the six months ended June 30, 2025 from $632,407 for the same period in 2024. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing non-employee shares which have been issued by the Company. The charge for the six months ended June 30, 2025 was $36,629, an increase of $34,265 from $2,364 in 2024 primarily due to amortization of the Maxim financial advisory agreement. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $22,196 from $146,371 in 2024 to $124,175 in 2025 due to the write off of historical balances of $23,593.

The remaining Selling, General and Administrative expenses increased by $51,265 from $483,672 in 2024 to $534,937 in 2025 as follows:

Investor Relations	$30,383
Payroll	38,232
Legal, patent, audit/accounting	12,307
Regulatory	(10,484)
Software development	(9,215)
Other	(9,958)
Total change	$51,265

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the six months ended June 30, 2025 was $25,142 compared to $24,872 for 2024. Other Interest expense for the six months ended June 30, 2025 was $26,001 compared to $26,665 for 2024.

Other Income:

Other income comprises the historic customer credits of $4,544 written off during the six months ended June 30, 2024.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations increased by $1,725 to $1,875 in 2025 from $150 in 2024; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity

The following table shows liquidity data as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024	$ Change
Cash	$99,700	$105,648	$(5,948)
Accounts receivable, inventory and other current assets	$454,655	$527,334	$(72,679)
Total current liabilities	$(4,581,539)	$(4,496,543)	$(84,996)
Working capital deficit	$(4,027,184)	$(3,863,561)	$(163,623)

The following table shows cash flow for the periods ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024	$ Change
Cash provided by operating activities	$19,724	$87,921	$(68,197)
Cash (used in) provided by investing activities	$(2,777)	$662	$(3,439)
Cash used in financing activities	$(22,895)	$(26,578)	$3,683
Net increase (decrease) in cash	$(5,948)	$62,005	$(67,953)

Operating Activities. Cash provided by operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by operating activities.

The following table shows the principal components of cash provided by operating activities during the six months ended June 30, 2025 and 2024, with a commentary of changes during the periods and known or anticipated future changes:

	June 30, 2025	June 30, 2024	$ Change
Net loss	$(14,676)	$(40,646)	$25,970

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation of fixed assets	$31,131	$31,301	$(170)
Allowance for doubtful accounts - accounts receivable	$-	$4,865	$(4,865)
Stock based compensation	$36,629	$2,364	$34,265
	$67,760	$38,530	$29,230

Changes in operating assets and liabilities
Accounts receivable	$42,591	$(42,410)	$85,001
Accounts payable and accrued liabilities	$(106,253)	$45,039	$(151,292)
Inventory	$(8,304)	$15,832	$(24,136)
Prepaid expenses	$(10,614)	$22,618	$(33,232)
Accrued interest (not paid in cash)	$48,945	$48,808	$137
Changes in discontinued operations, net	$275	$150	$125
	$(33,360)	$90,037	$(123,397)

Cash provided by operating activities	$19,724	$87,921	$(68,197)

Additional inventory of $126,129 was purchased during the six months ended June 30, 2025 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $75,000 during the next twelve months for VBAS devices.

Investing Activities. There was $2,777 cash used in investing activities during the six months ended June 30, 2025 due to purchase of chin rests of $3,618, offset by sales of fixed assets (chinrests) of $842. Cash provided by investing activities during the six months ended June 30, 2024 was $662 due to sales of fixed assets (chinrests). The Company anticipates limited investing activities during the next twelve months.

Financing Activities. During the six months ended June 30, 2025, the Company repaid loans primarily related to insurance of $22,895. During the six months ended June 30, 2024 the Company made repayments of $26,578.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $14,676 for the six months ended June 30, 2025 and has not generated sufficient positive cash flows from operations. As of June 30, 2025 the Company had a working capital deficiency of $4,027,184, which includes related party liabilities of $3,486,055. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a growth in revenues. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $544,833 which has a maturity date of September 30, 2025, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond September 30, 2025 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2026 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

Our senior management has reviewed the critical accounting policies and estimates with our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 15, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2025.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 8, 2025, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2025

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director
(Principal Executive Officer)

Date August 8, 2025

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date August 8, 2025

