Form 10-Q
period 2025-09-30
VYCOR MEDICAL INC
filed 2025-11-14
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2025

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

There were 33,372,796 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 14, 2025.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$64,230	$105,648
Trade accounts receivable, net	326,052	245,260
Inventory, net	167,415	159,452
Prepaid expenses and other current assets	103,474	121,705
Current assets of discontinued operations	1,425	917
Total Current Assets	662,596	632,982

Fixed assets, net	148,474	192,693

Other assets
Non-current inventory	56,510	62,737
Security deposits	6,000	6,000
Operating lease - right of use assets	67,615	103,705
Total Other Assets	130,125	172,442
TOTAL ASSETS	$941,195	$998,117

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$92,821	$147,569
Accrued interest	556,932	521,030
Accrued interest - Related Party	233,108	210,395
Accrued liabilities	127,231	157,545
Dividends payable - Related Party	2,919,330	2,594,960
Notes payable	340,939	324,185
Notes payable - Related Party	493,373	493,373
Current operating lease liabilities	51,179	48,158
Current liabilities of discontinued operations	164	(672)
Total Current Liabilities	4,815,077	4,496,543

Operating lease liability - long term	13,566	52,221
Loan payable - SBA EIDL	136,745	139,436

Total Liabilities	4,965,388	4,688,200

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized
Preferred C Stock, 1 and 1 share issued and outstanding as at September 30, 2025 and December 31, 2024 respectively	-	-
Preferred D Stock, 270,306 and 270,306 shares issued and outstanding as at September 30, 2025 and December 31, 2024 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at September 30, 2025 and December 31, 2024; 33,476,130 shares issued and 33,372,796 shares outstanding at September 30, 2025 and December 31, 2024, respectively	3,347	3,347
Additional Paid-in Capital	29,431,959	29,431,959
Treasury Stock (103,334 shares of Common Stock as at September 30, 2025 and December 31, 2024, at cost)	(1,033)	(1,033)
Accumulated Deficit	(33,586,170)	(33,252,060)
Accumulated Other Comprehensive Income	127,677	127,677
Total Stockholders’ Deficiency	(4,024,193)	(3,690,083)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$941,195	$998,117

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Revenue	$513,792	$390,852	$1,446,523	$1,134,098
Cost of Goods Sold	61,860	36,796	220,786	108,965
Gross Profit	451,932	354,056	1,225,737	1,025,133

Operating Expenses:
Research and development	-	6,425	9,963	8,688
Depreciation and amortization	14,880	14,880	44,641	44,641
Selling, general and administrative	404,967	367,886	1,100,708	1,000,293
Total Operating Expenses	419,847	389,191	1,155,312	1,053,622
Operating income (loss)	32,085	(35,135)	70,425	(28,489)

Other (Expense) Income
Interest expense: Related Party	(12,571)	(12,571)	(37,713)	(37,443)
Interest expense: Other	(13,884)	(13,419)	(39,885)	(40,084)
Other income	-	1,458	-	6,002
Loss on foreign currency exchange	(640)	(103)	(638)	(252)
Total Other Income (Expense)	(27,095)	(24,635)	(78,236)	(71,777)

Income (Loss) Before Provision for Income Taxes	4,990	(59,770)	(7,811)	(100,266)
Provision for income taxes	-	-	-	-
Net Income (Loss) from continuing operations	4,990	(59,770)	(7,811)	(100,266)
Loss from discontinued operations, net of tax	(54)	(47)	(1,929)	(197)
Net Income (Loss)	4,936	(59,817)	(9,740)	(100,463)

Preferred stock dividends	(162,185)	(162,185)	(324,370)	(324,370)
Net Loss Available to Common Stockholders	$(157,249)	$(222,002)	$(334,110)	$(424,833)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	-	-	-	-
Comprehensive Income (Loss)	$4,936	$(59,817)	$(9,740)	$(100,463)

Loss Per Share - basic and diluted
Loss from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss available to common stockholders	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	33,372,796	32,903,493	33,372,796	32,721,056

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,428,921)	$127,677	$(3,866,944)
Net income for the three months ended September 30, 2025										4,936		4,936
Preferred stock dividends										(162,185)		(162,185)
Balance at September 30, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,586,170)	$127,677	$(4,024,193)

Balance at June 30, 2024	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(33,023,321)	$127,677	$(3,528,307)
Issuance of stock for board and consulting fees	813,971	82							73,175			73,257
Repurchase and cancellation of stock	(70,010)	(7)							(6,287)			(6,294)
Net loss for the three months ended September 30, 2024										(59,817)		(59,817)
Preferred stock dividends										(162,185)		(162,185)
Balance at September 30, 2024	33,476,130	$3,348	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,958	$(33,245,323)	$127,677	$(3,683,346)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2024	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,252,060)	$127,677	$(3,690,083)
Net loss for the nine months ended September 30, 2025										(9,740)		(9,740)
Preferred stock dividends										(324,370)		(324,370)
Balance at September 30, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,586,170)	$127,677	$(4,024,193)

Balance at December 31, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,820,490)	$127,677	$(3,325,476)
Issuance of stock for board and consulting fees	813,971	82							73,175			73,257
Repurchase and cancellation of stock	(70,010)	(7)							(6,287)			(6,294)
Net loss for the nine months ended September 30, 2024										(100,463)		(100,463)
Preferred stock dividends										(324,370)		(324,370)
Balance at September 30, 2024	33,476,130	$3,348	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,958	$(33,245,323)	$127,677	$(3,683,346)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,740)	$(100,463)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation of fixed assets	46,999	47,041
Allowance for doubtful accounts - accounts receivable	2,690	3,375
Stock based compensation	48,838	8,469

Changes in operating assets and liabilities:
Accounts receivable	(83,483)	(26,844)
Inventory	(1,736)	46,518
Prepaid expenses	(30,607)	(22,737)
Accrued interest - Related Party	22,713	37,443
Accrued interest	35,901	36,034
Accounts payable	(54,748)	33,179
Accrued liabilities	(29,858)	36,179
Changes in discontinued operations, net	328	197
Cash (used in) provided by operating activities	(52,703)	98,391
Cash flows from investing activities:
Purchase of fixed assets	(3,619)	(5,368)
Sale of fixed assets	842	999
Cash used in investing activities	(2,777)	(4,369)
Cash flows from financing activities:
Proceeds - Notes Payable Other	59,024	60,980
Repayments - Notes Payable Other	(44,962)	(54,660)
Cash provided by financing activities	14,062	6,320
Effect of exchange rate changes on cash	-	-
Net (decrease) increase in cash	(41,418)	100,342
Cash at beginning of period	105,648	57,291
Cash at end of period	$64,230	$157,633

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$19,883	$4,050
Cash paid for income tax	$-	$-
Non-Cash Activities
Non-cash accrued dividends	$324,370	$324,370
Unamortized stock compensation	$-	$67,152

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2024, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $9,740 for the nine months ended September 30, 2025 and has not generated sufficient positive cash flows from operations. As of September 30, 2025 the Company had a working capital deficiency of $4,152,481 which includes related party liabilities of $3,645,811. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $556,932, which has a maturity date of March 31, 2026, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2026 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2026 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Recently issued accounting pronouncements not yet adopted

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company will adopt the standard on the effective date in our annual reporting for the year ended December 31, 2025. The standard can be applied either prospectively or retrospectively.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. The guidance can be applied prospectively with an option for retrospective application. Early adoption is also permitted. The Company is currently evaluating the impact of ASU No. 2024-03, if any, upon adoption on January 1, 2027.

Financial Instruments – Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2025-05 will have on the consolidated financial statements.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share where a net loss is reported:

	Three and Nine months ended September 30, 2025	Three and Nine months ended September 30, 2024
Debentures convertible into common stock	4,080,627	3,852,052
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	5,352,679	5,124,104

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation: on the balance sheets, inventory has been presented as current and non-current assets; on the cash flow statement, purchase of and sale of fixed assets has been presented as gross vs. a net presentation.

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

Reconciliation of the major line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income (loss) are as follows:

Major line items constituting assets and liabilities in the unaudited consolidated balance sheets

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$1,425	$917
Total Current Assets	1,425	917

TOTAL ASSETS	$1,425	$917

LIABILITIES
Current Liabilities
Accounts payable	$4	$4
Other current liabilities	160	(676)
Total Current Liabilities	$164	$(672)

Major line items constituting loss from discontinued operations

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative	54	47	1,780	197
Total Operating Expenses	54	47	1,780	197
Operating Loss	(54)	(47)	(1,780)	(197)

Other income (Expense)
Loss on foreign currency exchange	-	-	(149)	-
Total Other Income (Expense)	-	-	(149)	-

Loss Before Provision for Income Taxes	(54)	(47)	(1,929)	(197)
Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(54)	$(47)	$(1,929)	$(197)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	September 30, 2025	December 31, 2024

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2026 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All the notes were extended on their due dates for another twelve months. The Notes will be due between December 2025 and November 2026 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable

Other Notes Payable consists of:

	September 30, 2025	December 31, 2024
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to March 31, 2026. See further note (*) below.	$300,000	$300,000
Insurance policy finance agreements (**) and current portion of EIDL Loan (see Long-Term Notes Payable below)	40,939	24,185
Total Other Notes Payable	$340,939	$324,185

Long-Term Notes Payable consists of:

	September 30, 2025	December 31, 2024
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$136,745	$139,436
Total Long-term Notes Payable	$136,745	$139,436

* In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21. Conversion of the Note and accrued interest would result in the issuance of 4,080,627 shares of Common Stock as of September 30, 2025. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50.

** The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. INVENTORY

	September 30, 2025	December 31, 2024
Current Inventory
Raw materials and work in process	$58,846	$48,024
Finished goods	108,569	111,428
Total Current Inventory	$167,415	$159,452

Non-Current Inventory
Raw materials and work in process	$37,985	$39,735
Finished goods	35,167	40,213
	73,152	79,948
Less: obsolescence provision - finished goods	(16,642)	(17,211)
Total Non-Current Inventory	$56,510	$62,737

The Company estimates the consumption of inventories and separates the inventories that may be consumed after 12 months as non-current inventory.

6. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheets at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Operating Lease ROU Assets	$67,615	$103,705

Operating Lease Liabilities
Current portion	$51,179	$48,158
Long-term portion	13,566	52,221
	$64,745	$100,379

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

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Vycor Medical	$492,102	$372,837	$1,392,410	$1,078,644
NovaVision	21,690	18,015	54,113	55,454
	$513,792	$390,852	$1,446,523	$1,134,098
Gross Profit
Vycor Medical	$431,227	$337,404	$1,174,808	$973,443
NovaVision	20,705	16,652	50,929	51,690
	$451,932	$354,056	$1,225,737	$1,025,133

Operating Income (Loss)
Vycor Medical	$147,394	$52,688	$417,614	$223,061
NovaVision	(44,695)	(43,215)	(129,957)	(127,783)
Corporate	(70,614)	(44,608)	(217,232)	(123,767)
	$32,085	$(35,135)	$70,425	$(28,489)

	September 30,	December 31,
	2025	2024
Total Assets:
Vycor Medical	$895,289	$956,061
NovaVision	44,481	41,139
Discontinued operations	1,425	917
Total Assets	$941,195	$998,117

(b) Geographic segments

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, gross profits, operating income (loss) and total assets for each segment.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue:
United States	$511,954	$389,477	$1,443,940	$1,131,150
Europe	1,838	1,375	2,583	2,948
	$513,792	$390,852	$1,446,523	$1,134,098
Gross Profit
United States	$450,131	$352,720	$1,223,215	$1,022,224
Europe	1,801	1,336	2,522	2,909
	$451,932	$354,056	$1,225,737	$1,025,133

Operating Income (Loss)
United States	$109,160	$15,312	$307,302	$113,166
Europe	(6,461)	(5,839)	(19,645)	(17,888)
Corporate	(70,614)	(44,608)	(217,232)	(123,767)
	$32,085	$(35,135)	$70,425	$(28,489)

	September 30,	December 31,
	2025	2024
Total Assets:
United States	$927,895	$991,210
Europe	11,875	5,990
Discontinued operations	1,425	917
Total Assets	$941,195	$998,117

8. EQUITY

Equity Transactions

During each of the three and nine months ended September 30, 2025 and 2024, the Company accrued $162,185 and $324,370 of dividends in respect of Company Series D Convertible Preferred shares (see Note 12).

On August 16, 2024, pursuant to a Share Purchase Agreement, Vycor repurchased and cancelled 70,010 shares of Company Common Stock from Alvaro Pascual-Leone M.D. for a total purchase price of $6,294.

On August 27, 2024 Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) to Maxim Group LLC (“Maxim”) pursuant to a financial advisory and investment banking services agreement, to be amortized over twelve months. The amortization for the three and nine months ended September 30, 2025 was $12,209 and $48,838 respectively and for the three and nine months ended September 30, 2024 was $6,105 (see Note 9 and Note 11).

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As of September 30, 2025, there were 33,372,796 shares of common stock, one (1) share of Series C Preferred Stock and 270,306 shares of Series D Preferred Stock outstanding.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for each of the nine months ended September 30, 2025 and 2024 was $48,838 and $8,469 respectively and for each of the three months ended September 30, 2025 and 2024 was $12,209 and $6,105 respectively. As of September 30, 2025 and December 31, 2024, there was $0 and $48,838 respectively of total unrecognized compensation costs related to stock awards, which were included in Prepaid expenses and other current assets on the consolidated balance sheets (see Note 8 and Note 11).

10. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The current lease commenced on September 1, 2023 with a termination date of December 31, 2026. Rent expense for the three months ended September 30, 2025 and 2024 was $20,765 and $20,535 respectively and for the nine months ended September 30, 2025 and 2024 was $61,743 and $62,856 respectively.

11. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the periods ended September 30, 2025 and 2024:

On August 27, 2024 Vycor entered into a financial advisory and investment banking services agreement (“Agreement”) with Maxim. Under the terms of the Agreement, Maxim will assist Vycor in its strategy to grow the Company through strategic acquisitions and assist the Company with efforts to position itself for a potential uplisting to a US exchange. Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) and additional fees would be payable under the agreement subject to the closing of acquisitions or other investment banking transactions. The amortization for the three and nine months ended September 30, 2025 was $12,209 and $48,838 respectively and for the three and nine months ended September 30, 2024 was $6,105 (see Note 8 and Note 9).

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. On April 1, 2023, 101,663 shares of Company Common Stock (valued at $9,455) were issued under the terms of the Agreement, which was amortized over twelve months, with amortization for the three and nine months ended September 30, 2024 of $0 and $2,364 respectively (see Note 9).

12. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at September 30, 2025, 60.9% of the Company’s Common Stock and 69.7% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.7% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During each of the three months ended September 30, 2025 and 2024, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,018 was regarding Fountainhead and $41,693 was regarding Peter Zachariou. During each of the nine months ended September 30, 2025 and 2024, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,036 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at September 30, 2025 and December 31, 2024 was $2,919,330 and $2,594,960, respectively, of which $2,034,332 and $1,808,296, respectively, was regarding Fountainhead and $750,473 and $667,087, respectively, was regarding Peter Zachariou.

During the three months ended September 30, 2025 and 2024 the Company accrued interest on related party loans of $12,571, respectively, and paid accrued interest on related party loans of $15,000 and $0, respectively.

During the nine months ended September 30, 2025 and 2024 the Company accrued interest on related party loans of $37,713 and $37,443, respectively, and paid accrued interest on related party loans of $15,000 and $0, respectively.

13. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024

Number of customers over 10%	-	-	-	-
Percentage of sales	0%	0%	0%	0%

Accounts Receivable Concentration

	At September 30, 2025	At December 31, 2024

Number of customers over 10%	-	1
Percentage of accounts receivable	0%	11%

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

Vycor Medical

Vycor Medical designs, develops and markets medical devices for use in neurosurgery. Vycor Medical’s ViewSite Brain Access System (“VBAS”) is a next generation retraction and access system. Vycor Medical is ISO 13485:2016 and MDSAP (Medical Device Single Audit Program) certified, and VBAS has U.S. FDA 510(k) clearance and CE Marking for Europe (MDD Class III) for brain and spine surgeries, and regulatory approvals in other international markets.

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

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Revenue and Gross Margin:

	Three months ended
	September 30,
	2025	2024	% Change
Revenue:
Vycor Medical	$492,102	$372,837	32%
NovaVision	21,690	18,015	20%
	$513,792	$390,852	31%
Gross Profit
Vycor Medical	$431,227	$337,404	28%
NovaVision	20,705	16,652	24%
	$451,932	$354,056	28%

Vycor Medical recorded revenue of $492,102 from the sale of its products for the three months ended September 30, 2025, an increase of $119,265, or 32%, over the same period in 2024, most of the increase being from growth in the US. Gross margin of 88% and 90% was recorded for the three months ended September 30, 2025 and 2024, respectively, with the lower gross margin in 2025 due to validation and shipping costs of new production as well as geographic sales mix.

NovaVision recorded revenues of $21,690 for the three months ended September 30, 2025, an increase of $3,675, or 20%, over the same period in 2024. Gross margin was 95% for the three months ended September 30, 2025, compared to 92% for the same period in 2024.

Research & Development:

Research & Development expenses were $0 for the three months ended September 30, 2025 compared to $6,425 for the same period in 2024.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $37,081 to $404,967 for the three months ended September 30, 2025 from $367,886 for the same period in 2024. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing non-employee shares which have been issued by the Company. The charge for the three months ended September 30, 2025 was $12,209, a $6,104 increase from the charge in 2024 due to amortization of the Maxim financial advisory agreement. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $24,789 from $76,701 in 2024 to $101,490 in 2025 reflecting higher US sales during the 2025 period.

The remaining Selling, General and Administrative expenses increased by $6,188 from $285,080 in 2024 to $291,268 in 2025, as set out in the table below. Investor relations expense relates to an ongoing investor and public awareness campaign being run by the company and the reduced regulatory cost relates to the high regulatory costs in 2024 of the European medical device regulatory transition.

Investor Relations	$22,691
Premises and IT	14,305
Regulatory	(27,382)
Other	(3,426)

Total change	$6,188

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2025 and 2024 was $12,571. Other Interest expense for the three months ended September 30, 2025 was $13,884 compared to $13,419 for 2024.

Other Income:

Other income comprises the historic customer credits of $1,458 written off during the three months ended September 30, 2024.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations in the three months ended September 30, 2025 was $54 compared to $47 in 2024; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Comparison of the Nine months Ended September 30, 2025 to the Nine months Ended September 30, 2024

Revenue and Gross Margin:

	Nine months ended
	September 30,
	2025	2024	% Change
Revenue:
Vycor Medical	$1,392,410	$1,078,644	29%
NovaVision	54,113	55,454	-2%
	$1,446,523	$1,134,098	28%
Gross Profit
Vycor Medical	$1,174,808	$973,443	21%
NovaVision	50,929	51,690	-1%
	$1,225,737	$1,025,133	20%

Vycor Medical recorded revenue of $1,392,410 from the sale of its products for the nine months ended September 30, 2025, an increase of $313,766, or 29%, over the same period in 2024, most of the increase being from growth in international markets. Gross margin of 84% and 90% was recorded for the nine months ended September 30, 2025 and 2024, respectively, with the lower gross margin in 2025 due to validation and shipping costs of new production as well as geographic sales mix.

NovaVision recorded revenues of $54,113 for the nine months ended September 30, 2025, a decrease of $1,341 over the same period in 2024. Gross margin was 94% for the nine months ended September 30, 2025, compared to 93% for the same period in 2024.

Research & Development:

Research & Development expenses were $9,963 for the nine months ended September 30, 2025 compared to $8,688 for the same period in 2024, reflected new product development in the Vycor Medical division.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by $100,415 to $1,100,708 for the nine months ended September 30, 2025 from $1,000,293 for the same period in 2024. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing non-employee shares which have been issued by the Company. The charge for the nine months ended September 30, 2025 was $48,838, an increase of $40,369 from $8,469 in 2024 primarily due to amortization of the Maxim financial advisory agreement. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $2,593 from $223,072 in 2024 to $225,665 in 2025.

The remaining Selling, General and Administrative expenses increased by $57,453 from $768,752 in 2024 to $826,205 in 2025 set out in the table below. Investor relations expense relates to an ongoing investor and public awareness campaign being run by the company and the increased payroll cost is a result of Vycor increasing its resources. The reduced regulatory cost relates to the high regulatory costs in 2024 of the European medical device regulatory transition.

Investor Relations	$53,074
Payroll	36,946
Accounting and Audit	10,256
Software development	(9,215)
Regulatory	(37,866)
Other	4,258

Total change	$57,453

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2025 was $37,713 compared to $37,443 for 2024. Other Interest expense for the nine months ended September 30, 2025 was $39,885 compared to $40,084 for 2024.

Other Income:

Other income comprises the historic customer credits of $6,002 written off during the nine months ended September 30, 2024.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations increased by $1,732 to $1,929 in 2025 from $197 in 2024; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity

The following table shows liquidity data as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024	$ Change
Cash	$64,230	$105,648	$(41,418)
Accounts receivable, inventory and other current assets	$598,366	$527,334	$71,032
Total current liabilities	$(4,815,077)	$(4,496,543)	$(318,534)
Working capital deficit	$(4,152,481)	$(3,863,561)	$(288,920)

The following table shows cash flow for the periods ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024	$ Change
Cash (used in) provided by operating activities	$(52,703)	$98,391	$(151,094)
Cash used in investing activities	$(2,777)	$(4,369)	$1,592
Cash provided by financing activities	$14,062	$6,320	$7,742
Net increase (decrease) in cash	$(41,418)	$100,342	$(141,760)

Operating Activities. Cash provided by (used in) operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities. The net repayment of normal insurance financing should also be taken into account when considering cash provided by (used in) operating activities.

The following table shows the principal components of cash (used in) provided by operating activities during the nine months ended September 30, 2025 and 2024, with a commentary of changes during the periods and known or anticipated future changes:

	September 30, 2025	September 30, 2024	$ Change
Net loss	$(9,740)	$(100,463)	$90,723

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation of fixed assets	$46,999	$47,041	$(42)
Allowance for doubtful accounts - accounts receivable	$2,690	$3,375	$(685)
Stock based compensation	$48,838	$8,469	$40,369
	$98,527	$58,885	$39,642

Changes in operating assets and liabilities
Accounts receivable	$(83,483)	$(26,844)	$(56,639)
Accounts payable and accrued liabilities	$(84,606)	$69,358	$(153,964)
Inventory	$(1,736)	$46,518	$(48,254)
Prepaid expenses	$(30,607)	$(22,737)	$(7,870)
Accrued interest (not paid in cash)	$58,614	$73,477	$(14,863)
Changes in discontinued operations, net	$328	$197	$131
	$(141,490)	$139,969	$(281,459)

Cash (used in) provided by operating activities	$(52,703)	$98,391	$(151,094)

Additional inventory of $168,347 was purchased during the nine months ended September 30, 2025 as part of normal production, and the Company anticipates purchasing additional new inventory of approximately $75,000 during the next twelve months for VBAS devices.

Investing Activities. There was $2,777 cash used in investing activities during the nine months ended September 30, 2025 due to purchase of chin rests of $3,619, offset by sales of fixed assets (chinrests) of $842. Cash used in investing activities during the nine months ended September 30, 2024 was $4,369 due to purchase of chin rests of $5,368, offset by sales of fixed assets (chinrests) of $999. The Company anticipates limited investing activities during the next twelve months.

Financing Activities. During the nine months ended September 30, 2025, the Company repaid loans primarily related to insurance of $44,962 and received insurance financing proceeds of $59,024. During the nine months ended September 30, 2024 the Company received insurance financing proceeds of $60,980 and made repayments of $54,660.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $9,740 for the nine months ended September 30, 2025 and has not generated sufficient positive cash flows from operations. As of September 30, 2025 the Company had a working capital deficiency of $4,152,481, which includes related party liabilities of $3,645,811. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a growth in revenues. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $556,932 which has a maturity date of March 31, 2026, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond March 31, 2026 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2026 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

Imposition of trade tariffs

During 2025 there has been an imposition by the U.S. of increased trade tariffs on imported goods entering the United States and the imposition by some countries of retaliatory tariffs. Vycor Medical’s products and the raw materials that are used to manufacture the products are all manufactured in the United States. The imposition of import tariffs should not, therefore, impact our costs, however raw material prices may increase, and raw material supply chains could be disrupted. Although the majority of our sales are to hospitals in the United States, we export to a number of countries, with important export territories including Canada, Japan, the UK and the EU. The imposition of additional retaliatory tariffs by these or other countries to which we export could negatively impact our international revenues. The escalation of tariffs globally could have broader economic impacts which could adversely affect our results of operations and liquidity.

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

Our senior management has reviewed the critical accounting policies and estimates with our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 15, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2025.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 14, 2025, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2025

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director
(Principal Executive Officer)

Date November 14, 2025

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date November 14, 2025

