Form 10-K
period 2025-12-31
VYCOR MEDICAL INC
filed 2026-03-31
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,713,811 (assuming $0.13 per share)

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 33,372,796 shares of common stock par value $0.0001 as of March 31, 2026.

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

Holders

As of March 31, 2026, there were 33,476,130 shares of common stock issued and 33,372,796 shares of common stock outstanding and approximately 126 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

There are no securities sold by us from January 1, 2025 through March 31, 2026 which were not registered under the Securities Act.

Common Stock:

No issuances during the year ended December 31, 2025 and in the subsequent period through March 31, 2026.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Revenue and Gross Margin:

Vycor Medical recorded revenue of $1,796,070 from the sale of its products for the year ended December 31, 2025, an increase of $280,326 (or 18%) over 2024, with the majority of the increase being from growth in international markets, mainly from strong demand in Europe which accounted for just over half the increase. Gross margin of 83% was recorded for the year ended December 31, 2025 compared to 89% in 2024, attributable to validation, shipping and higher manufacturing costs of new production, as well as a higher international sales mix.

NovaVision recorded revenues of $67,330 for the year ended December 31, 2025, a decrease of $6,250 or 8% from 2024, and gross margin of 93%, compared to 91% for 2024.

Research & Development:

Research & Development expenses were $9,963 for the year ended December 31, 2025 compared to $15,325 for the year ended December 31, 2024, reflecting continuing early-stage product development for the Vycor division.

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses increased by $100,909 to $1,457,723 in 2025 from $1,356,814 in 2024. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing non-employee shares which have been issued by the Company over various periods. The charge for 2025 was $48,838, an increase of $22,055 from $26,783 in 2024, due to the amortization of the advisory agreement with Maxim Group LLC. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $18,870 to $292,670.

The remaining Selling, General and Administrative expenses increased by $97,724 from $1,018,491 in 2024 to $1,116,215 in 2025, as follows:

Investor Relations	$78,882
Payroll	33,566
Audit, Accounting and Tax	14,396
Software development	(9,204)
Legal	(21,516)
Other	1,600
$97,724

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for 2025 increased $270 to $50,283 from $50,013 for 2024. Other Interest expense for 2025 decreased by $266 to $53,299 from $53,565 for 2024.

Other Income:

Other income comprises $6,002 of historic customer credits written off during the year ended December 31, 2024.

Operating loss from Discontinued Operations:

Operating loss from Discontinued Operations increased by $1,987 to $2,236 in 2025 from $249 in 2024 as the business is wound down. The Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity and Capital Resources

Liquidity

The following table shows liquidity data as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024	$ Change
Cash	$86,982	$105,648	$(18,666)
Accounts receivable, inventory and other current assets	$476,440	$513,966	$(37,526)
Total current liabilities	$(4,781,468)	$(4,496,543)	$(284,925)
Working capital (deficit)	$(4,218,046)	$(3,876,929)	$(341,117)

The following table shows cash flow for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024	$ Change
Cash (used in) provided by operating activities	$(13,471)	$60,110	$(73,581)
Cash used in investing activities	$(4,383)	$(4,199)	$(184)
Cash used in financing activities	$(812)	$(7,554)	$6,742
Effect of exchange rate changes on cash	$-	$-	$-
Net (decrease) increase in cash	$(18,666)	$48,357	$(67,023)

Operating Activities. Cash (used in) provided by operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities.

The following table shows the principal components of cash (used in) provided by operating activities during the years ended December 31, 2025 and 2024, with a commentary of changes during the years and known or anticipated future changes:

	December 31, 2025	December 31, 2024	$ Change
Net loss	$(72,426)	$(107,200)	$34,774

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation of fixed assets	$63,143	$63,910	$(767)
Allowance for doubtful accounts - accounts receivable	$2,690	$3,375	$(685)
Stock based compensation	$48,838	$26,783	$22,055
	$114,671	$94,068	$20,603

Changes in working capital
Accounts receivable	$23,678	$(33,404)	$57,082
Accounts payable and accrued liabilities	$(130,159)	$35,497	$(165,656)
Inventory	$(8,792)	$11,956	$(20,748)
Prepaid expenses	$(24,363)	$(4,063)	$(20,300)
Accrued interest (not paid in cash)	$83,284	$63,006	$20,278
Changes in discontinued operations, net	$636	$250	$386
	$(55,716)	$73,242	$(128,958)

Cash (used in) provided by operating activities	$(13,471)	$60,110	$(73,581)

Investing Activities. There was $4,383 cash used in investing activities during the year ended December 31, 2025 due to purchase of chin rests of $5,224, offset by sales of fixed assets (chinrests) of $841. Cash used in investing activities during the year ended December 31, 2024 was $4,199 due to purchase of chin rests of $5,366, offset by sales of fixed assets (chinrests) of $1,167. The Company anticipates limited investing activities during the next twelve months.

Financing Activities. During the year ended December 31, 2025 the Company repaid loans primarily related to insurance of $59,836 and received insurance financing proceeds of $59,024. During the year ended December 31, 2024 the Company repaid loans primarily related to insurance of $68,534 and received insurance financing proceeds of $60,980.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $72,426 and $107,200 for the years ended December 31, 2025 and 2024 respectively and has not generated sufficient cash flows from operations. As at December 31, 2025 the Company had a working capital deficiency of $4,218,046, which includes related party liabilities of $3,658,382. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $569,030, which has a maturity date of June 30, 2026, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond June 30, 2026 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2027 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation; rising raw material and labor costs will result in an increase in the cost of sales, but not to a material level.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP in the United States. The preparation of its consolidated financial statements and related disclosures requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements. The Company bases its estimates on historical experience, known trends and events and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Set forth below are the audited consolidated financial statements for the Company for the fiscal years ended December 31, 2025 and 2024 and the report thereon of Prager Metis CPAs, LLC (PCAOB ID No. 273).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vycor Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vycor Medical, Inc. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, including a net loss of $72,426 and $107,200 for the years ended December 31, 2025 and 2024 respectively, and has not generated sufficient cash flows from its operations. As of December 31, 2025, the Company had a working capital deficiency of $4,218,046, which includes related party liabilities of $3,658,382. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey
March 31, 2026

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$86,982	$105,648
Trade accounts receivable, net	218,891	245,260
Inventory	159,202	146,084
Prepaid expenses and other current assets	97,230	121,705
Current assets of discontinued operations	1,117	917
Total Current Assets	563,422	619,614

Fixed assets, net	133,936	192,693

Other assets:
Non-current inventory, net	71,779	76,105
Security deposits	6,000	6,000
Operating lease - right of use assets	55,283	103,705
Total Other Assets	133,062	185,810
TOTAL ASSETS	$830,420	$998,117

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$84,755	$147,569
Accrued interest	569,030	521,030
Accrued interest - Related party	245,679	210,395
Accrued liabilities	89,938	157,545
Dividends payable - Related Party	2,919,330	2,594,960
Notes payable	326,978	324,185
Notes payable - Related Party	493,373	493,373
Current operating lease liabilities	52,221	48,158
Current liabilities of discontinued operations	164	(672)
Total Current Liabilities	4,781,468	4,496,543

Operating lease liability - long term	-	52,221
Loan payable - SBA EIDL	135,831	139,436

Total Liabilities	4,917,299	4,688,200

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred C Stock, 1 and 1 share issued and outstanding as at December 31, 2025 and December 31, 2024 respectively	-	-
Preferred D Stock, 270,306 and 270,306 shares issued and outstanding as at December 31, 2025 and December 31, 2024 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at December 31, 2025 and December 31, 2024; 33,476,130 shares issued and 33,372,796 shares outstanding at December 31, 2025 and December 31, 2024, respectively	3,347	3,347
Additional Paid-in Capital	29,431,959	29,431,959
Treasury Stock (103,334 shares of Common Stock as at December 31, 2025 and December 31, 2024 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(33,648,856)	(33,252,060)
Accumulated Other Comprehensive Income	127,677	127,677
Total Stockholders’ Deficiency	(4,086,879)	(3,690,083)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$830,420	$998,117

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

	For the years ended December 31,
	2025	2024

Revenue	$1,863,400	$1,589,324
Cost of Goods Sold	302,293	166,809
Gross Profit	1,561,107	1,422,515

Operating Expenses:
Research and development	9,963	15,325
Depreciation and amortization	59,521	59,521
Selling, general and administrative	1,457,723	1,356,814
Total Operating Expenses	1,527,207	1,431,660
Operating income (loss)	33,900	(9,145)

Other (Expense) Income
Interest expense: Related Party	(50,283)	(50,013)
Interest expense: Other	(53,299)	(53,565)
Other income	-	6,002
Loss on foreign currency exchange	(508)	(230)
Total Other (Expense) Income	(104,090)	(97,806)

Loss Before Provision for Income Taxes	(70,190)	(106,951)
Provision for income taxes	-	-
Net Loss from continuing operations	(70,190)	(106,951)
Loss from discontinued operations, net of tax	(2,236)	(249)
Net Loss	(72,426)	(107,200)

Preferred stock dividends	(324,370)	(324,370)
Net Loss Available to Common Stockholders	$(396,796)	$(431,570)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	-	-
Comprehensive Loss	$(72,426)	$(107,200)

Loss Per Share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)
Loss available to common stockholders	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	33,372,796	32,884,882

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Stockholders’ Deficiency

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2023	32,732,169	$3,273	1	$0	270,306	$27	(103,334)	$(1,033)	$29,365,070	$(32,820,490)	$127,677	$(3,325,476)
Issuance of stock for board and consulting fees	813,971	81							73,176			73,257
Repurchase and cancellation of stock	(70,010)	(7)							(6,287)			(6,294)
Net loss for year ended December 31, 2024										(107,200)		(107,200)
Preferred stock dividends										(324,370)		(324,370)
Balance at December 31, 2024	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,252,060)	$127,677	$(3,690,083)
Net loss for year ended December 31, 2025										(72,426)		(72,426)
Preferred stock dividends										(324,370)		(324,370)
Balance at December 31, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,648,856)	$127,677	$(4,086,879)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net loss	$(72,426)	$(107,200)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation of fixed assets	63,143	63,910
Allowance for doubtful accounts - accounts receivable	2,690	3,375
Stock based compensation	48,838	26,783

Changes in operating assets and liabilities:
Accounts receivable	23,678	(33,404)
Inventory	(8,792)	11,956
Prepaid expenses	(24,363)	(4,063)
Accrued interest - Related Party	35,284	14,873
Accrued interest	48,000	48,133
Accounts payable	(62,813)	29,768
Accrued liabilities	(67,346)	5,729
Changes in discontinued operations, net	636	250
Cash (used in) provided by operating activities	(13,471)	60,110
Cash flows from investing activities:
Purchase of fixed assets	(5,224)	(5,366)
Sale of fixed assets	841	1,167
Cash used in investing activities	(4,383)	(4,199)
Cash flows from financing activities:
Proceeds - Notes Payable Other	59,024	60,980
Repayments - Notes Payable Other	(59,836)	(68,534)
Cash used in financing activities	(812)	(7,554)
Effect of exchange rate changes on cash	-	-
Net (decrease) increase in cash	(18,666)	48,357
Cash at beginning of year	105,648	57,291
Cash at end of year	$86,982	$105,648

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$21,196	$40,504
Cash paid for income tax	$-	$-
Non-Cash Activities
Non-cash accrued dividends	$324,370	$324,370
Unamortized stock compensation	$-	$48,838

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

Ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $72,426 and $107,200 for the years ended December 31, 2025 and 2024 respectively and has not generated sufficient cash flows from operations. As at December 31, 2025 the Company had a working capital deficiency of $4,218,046, which includes related party liabilities of $3,658,382. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in cash operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $569,030, which has a maturity date of June 30, 2026, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond June 30, 2026 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through March 31, 2027 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

Accounting for Share Repurchases

During the year ended December 31, 2025 there were no shares repurchased however during the year ended December 31, 2024 the Company repurchased shares from a single shareholder. The Company followed guidance ASC 505-30-30, retiring the stock and reducing Equity by the nominal value of the shares repurchased and reducing Additional Paid In Capital by the balance of the consideration paid.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation: on the balance sheets, inventory has been separated out into current and non-current inventory; and on the cash flow statement, purchase of and sale of fixed assets has been presented as gross vs. a net presentation.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution in the U.S. are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included within cash are deposits paid by patients, held by the Company until the patient returns the chinrest at the end of therapy. At December 31, 2025 and 2024 patient deposits amounted to $24,508 and $22,709, respectively, and are included in Accrued Liabilities.

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

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required. We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary. Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts. At December 31, 2025 and 2024 allowance for doubtful accounts – accounts receivable amounted to $6,065 and $3,375, respectively.

Inventories

Inventories consist of raw materials, work in process and finished goods that are stated at the lower of cost determined using the weighted average cost method, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. The charge provision for inventory obsolescence for the years ended December 31, 2025 and 2024 was $0, respectively. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of comprehensive loss.

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

Educational marketing and advertising expenses

The Company may incur costs for the education of customers on the uses and benefits of its products. The Company will include education, marketing and advertising expense as a component of selling, general and administrative costs as such costs are incurred. There were no such expenses for the years ended December 31, 2025 and 2024.

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

Research and Development

The Company expenses all research and development costs as incurred. For the years ended December 31, 2025 and 2024, the amounts charged to research and development expenses were $9,963 and $15,325 respectively.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share where a net loss is reported:

	December 31, 2025	December 31, 2024
Debentures convertible into common stock	4,138,239	3,909,668
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	5,410,291	5,181,720

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

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. We adopted this ASU retrospectively on December 31, 2024. The adoption of ASU 2023-09 did not have a significant impact on the Company’s consolidated financial statements and related disclosures. Refer to Note 11 for the inclusion of the new required disclosures.

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

Reconciliation of the major line items from discontinued operations that are presented in the consolidated balance sheets and consolidated statements of comprehensive loss are as follows:

Major line items constituting assets and liabilities in the consolidated balance sheets:

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$1,117	$917
Total Current Assets	1,117	917

TOTAL ASSETS	$1,117	$917

LIABILITIES
Current Liabilities
Accounts payable	$4	$4
Other current liabilities	160	(676)
Total Current Liabilities	$164	$(672)

Major line items constituting loss from discontinued operations

	For the years ended December 31,
	2025	2024

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative	2,087	249
Total Operating Expenses	2,087	249
Operating Loss	(2,087)	(249)

Other Income (Expense)
Loss on foreign currency exchange	(149)	-
Total Other Income (Expense)	(149)	-

Loss Before Provision for Income Taxes	(2,236)	(249)
Provision for income taxes	-	-
Loss from discontinued operations, net of tax	$(2,236)	$(249)

4. INVENTORY

	December 31, 2025	December 31, 2024
Current Inventory
Raw materials and work in process	$56,088	$48,024
Finished goods	103,114	98,060
Total Current Inventory	$159,202	$146,084

Non-Current Inventory
Raw materials and work in process	$49,365	$39,735
Finished goods	39,539	53,581
	88,904	93,316
Less: obsolescence provision - finished goods	(17,125)	(17,211)
Total Non-Current Inventory, Net	$71,779	$76,105

The Company estimates the consumption of inventories and separates the inventories that may be consumed after 12 months as non-current inventory.

5. LEASE

The Company recognized the following related to a lease in its consolidated balance sheets:

	December 31, 2025	December 31, 2024

Operating Lease ROU Assets	$55,283	$103,705

Operating Lease Liabilities
Current portion	$52,221	$48,158
Long-term portion	-	52,221
	$52,221	$100,379

6. NOTES PAYABLE

Related Party Notes Payable consists of:

	December 31, 2025	December 31, 2024

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2026 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All of the notes have been extended on their due dates for another twelve months. The Notes will be due between April 2026 and March 2027 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable consists of:

	December 31, 2025	December 31, 2024
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions the most recent extension being to June 30, 2026. See further note (*) below.	$300,000	$300,000
Insurance policy finance agreements (**) and current portion of EIDL Loan (see Long-Term Notes Payable below)	26,978	24,185
Total Other Notes Payable	$326,978	$324,185

Long-Term Notes Payable consists of:

	December 31, 2025	December 31, 2024
On July 7, 2020, the Company was granted a $150,000 loan under the Economic Injury Disaster Loan Program pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$135,831	$139,436

Total Long-term Notes Payable	$135,831	$139,436

*	On January 24, 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21. Conversion of the Note and accrued interest would result in the issuance of 4,138,239 shares of Common Stock as of December 31, 2025. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50. No other term was amended on the Note.

**	The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

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

	Year December 31,
	2025	2024
Revenue:
Vycor Medical	$1,796,070	$1,515,744
NovaVision	67,330	73,580
	$1,863,400	$1,589,324
Gross Profit
Vycor Medical	$1,498,295	$1,355,878
NovaVision	62,812	66,637
	$1,561,107	$1,422,515

Operating Income (Loss)
Vycor Medical	$493,787	$353,052
NovaVision	(183,878)	(177,917)
Corporate	(276,009)	(184,280)
	$33,900	$(9,145)

	December 31, 2025	December 31, 2024
Total Assets:
Vycor Medical	$778,216	$956,061
NovaVision	51,087	41,139
Discontinued operations	1,117	917
Total Assets	$830,420	$998,117

(b) Geographic segments

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, gross profits, operating income (loss) and total assets for each segment.

	Year Ended December 31,
	2025	2024
Revenue:
United States	$1,858,494	$1,585,644
Europe	4,906	3,680
	$1,863,400	$1,589,324
Gross Profit
United States	$1,556,533	$1,418,970
Europe	4,574	3,545
	$1,561,107	$1,422,515

Operating Income (Loss)
United States	$334,997	$200,111
Europe	(25,088)	(24,976)
Corporate	(276,009)	(184,280)
	$33,900	$(9,145)

	December 31, 2025	December 31, 2024
Total Assets:
United States	$818,237	$991,210
Europe	11,066	5,990
Discontinued operations	1,117	917
Total Assets	$830,420	$998,117

8. FIXED ASSETS

Fixed Assets and the estimated lives used in the computation of depreciation are as follows:

	Estimated Useful Lives	December 31, 2025	December 31, 2024

Machinery and Equipment	3 years	$70,832	$70,832
Leasehold Improvements	3 years	8,881	8,881
Purchased Software	3 years	27,706	27,706
Molds and Tooling	5 years	808,411	808,411
Furniture and Fixtures	7 years	11,152	11,152
Therapy Devices	3 years	116,728	112,342
Internally Developed Software	5 years	363,472	363,472
		1,407,182	1,402,796
Less: Accumulated depreciation and amortization		(1,273,246)	(1,210,103)
Property and Equipment, net		$133,936	$192,693

Depreciation expense for the years ended December 31, 2025 and 2024 was $63,143 and $63,910 respectively, including $3,622 and $4,389 respectively for Therapy Devices which is allocated to Cost of Sales. Intangible assets classified as fixed assets in the table above are fully amortized.

9. EQUITY

Equity Transactions

On August 16, 2024 pursuant to a Share Purchase Agreement, Vycor repurchased and cancelled 70,010 shares of Company Common Stock from Alvaro Pascual-Leone M.D. for a total purchase price of $6,294.

On August 27, 2024 Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) to Maxim Group LLC (“Maxim”) pursuant to a financial advisory and investment banking services agreement, to be amortized over twelve months. The amortization for the years ended December 31, 2025 and 2024 was $48,838 and $24,419, respectively (see Note 13).

During each of the years ended December 31, 2025 and 2024, the Company accrued an aggregate of $324,370 of dividends in respect of Company Series D Convertible Preferred shares (see Note 14).

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As at December 31, 2025 and 2024, there were 33,372,796 shares of common stock, one (1) share of Series C Preferred Stock and 270,306 shares of Series D Preferred Stock outstanding.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for the years ended December 31, 2025 and 2024 was $48,838 and $26,783, respectively. As of December 31, 2025 and 2024, there was $0 and $48,838 respectively of total unrecognized compensation costs related to stock awards (see Note 13).

11. INCOME TAXES

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, our loss before provision for income taxes from continuing operations for the years ended December 31, 2025 and 2024 was as follows:

Loss Before Provision for Income Taxes – Continuing Operations

	December 31, 2025	December 31, 2024
Domestic	$(44,630)	$(81,834)
Foreign	(25,560)	(25,117)
	$(70,190)	$(106,951)

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of income tax expense (credit) at the U.S. federal statutory rate to the Company’s provision for income taxes is as follows:

	Year Ended December 31,
	2025		2024

US statutory rate	$(14,740)	(21.00)%	$(22,460)	(21.00)%
Tax difference between foreign and U.S.	511	0.73%	503	0.47%
Change in Valuation Allowance	14,229	20.27%	21,957	20.53%
Total provision for income taxes	$-	-%	$-	-%

The tax effect of the reconciling items does not meet the quantitative 5% threshold to require further disaggregation.

Deferred Income Taxes

The Company has operations in the US and the UK, with discontinued operations in Germany, and has incurred net operating losses since inception. The Company has not reflected any tax benefit related to such net operating losses in the financial statements. Prior to August 15, 2007 the Company’s US operating entity was a limited liability company and losses were passed through to the individual members, therefore the Company only has potential tax benefits from the date it became a ‘C’ corporation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, significant components of the Company and its subsidiaries’ deferred tax assets at December 31, 2025 and December 31, 2024 are as follows:

Continuing Operations	December 31, 2025	December 31, 2024
Operating loss carry-forward – US	$19,880,000	$19,900,000
Operating loss carry-forward – Foreign	$305,000	$259,000
Deferred tax asset before Valuation allowance – US	4,175,000	4,179,000
Deferred tax asset before Valuation allowance – Foreign	58,000	49,000
Valuation allowance	(4,233,000)	(4,228,000)
Net deferred tax asset	$—	$—

Discontinued Operations
Operating loss carry-forward – Foreign	$1,485,000	$1,310,000
Deferred tax asset before Valuation allowance – Foreign	469,000	414,000
Valuation allowance	(469,000)	(414,000)
Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets recorded if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Furthermore, in circumstances in which management has determined that existing conditions or events raise substantial doubt about its ability to continue as a going concern the authoritative guidance requires that a valuation allowance should be recorded for all deferred tax assets. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2025 and December 31, 2024.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Since the Company’s foreign subsidiaries (continuing and discontinued) have not generated taxable income and have no accumulated earnings, the Company believes that the Tax Act will not have a significant impact on the Company’s consolidated financial statements.

Net Operating Loss Carry-Forwards

As of December 31, 2025 and 2024, the Company had U.S. accumulated losses for tax purposes of approximately $19,880,000 and $19,900,000 respectively, which may be carried forward and offset against U.S. taxable income, and expire during the tax years 2029 through 2043.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry-forwards and in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry-forwards may be subject to the above limitations.

As of December 31, 2025 and 2024, the Company had UK accumulated losses for tax purposes of approximately $305,000 and $259,000 respectively, which may be carried forward and offset against UK taxable income subject to certain restrictions and limitations.

As of December 31, 2025 and 2024, the Company had German accumulated losses for tax purposes of approximately $1,485,000 and $1,310,000 respectively in its discontinued operations, which may be carried forward and offset against German taxable income subject to certain restrictions and limitations in the event of changes in the NovaVision GmbH’s ownership. As disclosed in Note 3, the Company is in the process of winding down the entity, following which these tax losses will no longer be available.

Tax Rates

The applicable US income tax rate for the Company for both of the years ended December 31, 2025 and 2024 was 21%. Non-US subsidiaries are taxed according to the tax laws in their respective country of residence. The UK applicable rate for smaller companies for both the years ended December 31, 2025 and 2024 was 19%; the German applicable rate for both of the years ended December 31, 2025 and 2024 was 31.58%.

If any earnings were distributed to US in the form of dividends or otherwise, after the repayment of intercompany debt, the Company would be subject to additional US income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Uncertain Tax Position

The Company files tax returns in the U.S. and various states, as well as in the UK and Germany. Tax years within the periods 2021 to 2025 are open for audit in the US by the IRS or states. Any net operating losses and tax credits generated within these years are subject to adjustment for U.S. federal and state income tax purposes. Tax returns have yet to be filed in the UK for 2025 and in Germany for 2024 and 2025. The 2010 tax assessment for Germany remains open (see Note 12) but the assessments for 2011 to 2023 have been accepted.

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2025 and 2024. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

12. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The current lease commenced on September 1, 2023 with a termination date of December 31, 2026. Rent expense for the years ended December 31, 2025 and 2024 was $82,046 and $83,375 respectively.

The table below provides the future lease payments each year until the lease expiration date:

Future Lease Payments

Year	Liability
2026	$53,655

Potential German tax liability

In June 2012 the Company’s NovaVision German subsidiary received a preliminary assessment for Magdeburg City trade tax of €75,000 (approximately $82,000), with an additional interest charge of €12,000 (approximately $13,200). This assessment is for the 2010 fiscal year and relates to the Company’s acquisition of the assets of the former NovaVision, Inc. An initial assessment for corporate tax for the same period was preliminarily reduced to zero. The Company did not accept this trade tax assessment and appealed against it to the relevant tax authorities with a view to its reduction. The relevant tax authorities agreed to suspend the assessment and the Company agreed to make monthly payments on account totaling €75,000 (approximately $82,000) which were completed in October 2016 and fully expensed. At that time the Company appealed against the interest charge of €12,000 (approximately $13,200) which the tax authorities did not accept but also agreed to suspend. Accordingly, the Company has made no provision for this liability as of December 31, 2025 and 2024 respectively. The Company is in the process of winding down the entity, as disclosed in Note 3.

13. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the years ended December 31, 2025 and 2024:

On August 27, 2024 Vycor entered into a financial advisory and investment banking services agreement (“Agreement”) with Maxim. Under the terms of the Agreement, Maxim will assist Vycor in its strategy to grow the Company through strategic acquisitions and assist the Company with efforts to position itself for a potential uplisting to a US exchange. Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) and additional fees would be payable under the agreement subject to the closing of acquisitions or other investment banking transactions. The amortization for the years ended December 31, 2025 and 2024 was $48,838 and $24,419, respectively (see Note 9 and Note 10).

On March 30, 2021, Vycor entered into a Consulting Agreement with Ricardo J. Komotar, M.D. (the “Agreement”) to provide certain specified services over the three-year term of the Agreement. On April 1, 2023, 101,663 shares of Company Common Stock (valued at $9,455) were issued under the terms of the Agreement, which was amortized over twelve months, with amortization for the year ended December 31, 2024 of $2,364 (see Note 10).

14. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2025, 60.95% of the Company’s Common Stock and 69.69% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman, is a consultant to Fountainhead. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.71% of the Company’s Series D Preferred Stock.

During the years ended December 31, 2025 and 2024, respectively, the Company accrued interest on related party loans of $50,283 and $50,013, respectively, and paid accrued interest on related party loans of $15,000 and $35,140, respectively.

During each of the years ended December 31, 2025 and 2024, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,036 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at December 31, 2025 and 2024 was $2,919,330 and $2,594,960, respectively, of which $2,034,332 and $1,808,296, respectively, was regarding Fountainhead and $750,473 and $667,087, respectively, was regarding Peter Zachariou.

15. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals. For the years ended December 31, 2025 and 2024, there was no customer that represented over 10% of total revenue.

Accounts Receivable Concentration

	At December 31,
	2025	2024

Number of customers over 10%	1	1
Percentage of accounts receivable	12%	11%

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the lack of a functioning audit committee with independent members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Directors and Executive Officers	Position/Title	Age
Peter C. Zachariou	Chief Executive Officer and a Director	64
David Marc Cantor	President and a Director	59
Adrian Christopher Liddell	Chairman of the Board, Chief Financial Officer and a Director	67

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

Adrian Christopher Liddell has been Chairman of the Board and a Director of the Company since January, 2010 and serves as the Company’s CFO. As CFO he is responsible for the financial operation of the company, as well as regulatory and legal matters. Mr. Liddell has over 45 years of strategic, corporate and financial advisory and company investment experience. From 2003 to 2006, Mr. Liddell was an investment advisor at Phoenix Equity Partners, a European private equity fund. From 1998 to 2003 Mr. Liddell served as Managing Director, Mergers & Acquisitions, at Donaldson Lufkin & Jenrette and then Citigroup in London. From 1984 to 1998 Mr. Liddell held various positions in mergers & acquisitions and corporate finance at Lehman Brothers and Samuel Montagu & Co, in London. He is also an advisor to Fountainhead Capital Management Limited, an investment company based in Jersey, Channel Islands, Mr. Liddell qualified as a Chartered Accountant in 1984 with Arthur Young (now Ernst & Young) and holds an MA, Hons. from Christ’s College, University of Cambridge.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended December 31, 2025 and 2024, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended December 31, 2025 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary $()		Bonus $()	Stock Awards $()	Option Awards $()	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings $()	All other Compensation $()	Total $()
Peter Zachariou	2025	$
CEO	2024		$—	—	—	—	—	—	—	—
David Cantor	2025	$
President	2024		$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	3,464,000	$-	3,464,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,464,000	$-	3,464,000

(1)	As of December 31, 2025.

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price $()	Warrant Expiration Date
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

Compensation of Directors

Not applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of March 31, 2026. Unless noted, the address for the following beneficial owners and management is 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487.

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

(1) In determining beneficial ownership of our Common Stock and Series D Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In the case of directors, the number of shares includes shares granted but not issued under the director’s Deferred Compensation Plan. In determining the percent of Common Stock or Series D Preferred Stock owned by a person or entity on March 31, 2026, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and the issuance of shares granted but not issued under the director’s Deferred Compensation Plan; and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 31, 2026 (33,372,796 shares of Common Stock and 270,306 shares of Series D Preferred Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options or that can be issued under the director’s Deferred Compensation Plan. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at December 31, 2025, 60.95% of the Company’s Common Stock and 69.69% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman, is a consultant to Fountainhead. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.71% of the Company’s Series D Preferred Stock.

During the years ended December 31, 2025 and 2024, respectively, the Company accrued interest on related party loans of $50,283 and $50,013, respectively, and paid accrued interest on related party loans of $15,000 and $35,140, respectively.

During each of the years ended December 31, 2025 and 2024, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,036 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at December 31, 2025 and 2024 was $2,919,330 and $2,594,960, respectively, of which $2,034,332 and $1,808,296, respectively, was regarding Fountainhead and $750,473 and $667,087, respectively, was regarding Peter Zachariou.

Director Independence

As of March 31, 2026, our three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2025 and December 31, 2024, respectively, were approximately $91,500 and $80,500.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2025 and 2024 were $5,500 and $4,750 respectively.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for 2025 or 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Reports of Prager Metis CPAs, LLC., Independent Registered Certified Public Accounting Firm (PCAOB ID: 273)

●	Consolidated Balance Sheets as of December 31, 2025 and 2024

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025 and 2024

●	Consolidated Statements of Stockholders’ Deficiency from January 1, 2024 to December 31, 2025

●	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

●	Notes to Consolidated Financial Statements

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

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director (Principal Executive Officer)

Date	March 31, 2026

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date	March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director

Date	March 31, 2026

By:	/s/ David Marc Cantor
David Marc Cantor
President and Director (Principal Executive Officer)

Date	March 31, 2026

By:	/s/ Adrian Christopher Liddell
Adrian Christopher Liddell
Chairman of the Board and Director (Principal Financial and Accounting Officer)

Date	March 31, 2026

