Form 10-Q
period 2026-03-31
VYCOR MEDICAL INC
filed 2026-05-15
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2026

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

There were 33,372,796 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of May 15, 2026.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$173,634	$86,982
Trade accounts receivable, net	194,041	218,891
Inventory	181,910	159,202
Prepaid expenses and other current assets	101,462	97,230
Current assets of discontinued operations	-	1,117
Total Current Assets	651,047	563,422

Fixed assets, net	116,128	133,936

Other assets
Non-current inventory, net	38,101	71,779
Security deposits	6,000	6,000
Operating lease - right of use assets	42,795	55,283
Total Other Assets	86,896	133,062
TOTAL ASSETS	$854,071	$830,420

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$90,467	$84,755
Accrued interest	580,866	569,030
Accrued interest - Related Party	258,250	245,679
Accrued liabilities	90,953	89,938
Dividends payable - Related Party	3,081,515	2,919,330
Notes payable	312,920	326,978
Notes payable - Related Party	493,373	493,373
Current operating lease liabilities	39,540	52,221
Current liabilities of discontinued operations	164	164
Total Current Liabilities	4,948,048	4,781,468

Loan payable - SBA EIDL	134,979	135,831

Total Liabilities	5,083,027	4,917,299

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred C Stock, 1 and 1 share issued and outstanding as at March 31, 2026 and December 31, 2025 respectively	-	-
Preferred D Stock, 270,306 and 270,306 shares issued and outstanding as at March 31, 2026 and December 31, 2025 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at March 31, 2026 and December 31, 2025; 33,476,130 shares issued and 33,372,796 shares outstanding at March 31, 2026 and December 31, 2025, respectively	3,347	3,347
Additional Paid-in Capital	29,431,959	29,431,959
Treasury Stock (103,334 shares of Common Stock as at March 31, 2026 and December 31, 2025 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(33,790,933)	(33,648,856)
Accumulated Other Comprehensive Income	127,677	127,677
Total Stockholders’ Deficiency	(4,228,956)	(4,086,879)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$854,071	830,420

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended March 31,
	2026	2025

Revenue	$458,540	$436,378
Cost of Goods Sold	83,387	77,844
Gross Profit	375,153	358,534

Operating Expenses:
Research and development	-	5,762
Depreciation and amortization	13,980	14,880
Selling, general and administrative	315,365	350,698
Total Operating Expenses	329,345	371,340
Operating income (loss)	45,808	(12,806)

Other (Expense) Income
Interest expense: Related Party	(12,570)	(12,570)
Interest expense: Other	(13,139)	(13,139)
(Loss) gain on foreign currency exchange	(4)	1
Total Other (Expense)	(25,713)	(25,708)

Income (Loss) Before Provision for Income Taxes	20,095	(38,514)
Provision for income taxes	-	-
Net Income (Loss) from continuing operations	20,095	(38,514)
Income (Loss) from discontinued operations, net of tax	13	(49)
Net Income (Loss)	20,108	(38,563)

Preferred stock dividends	(162,185)	(162,185)
Net Loss Available to Common Stockholders	$(142,077)	$(200,748)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	-	-
Comprehensive Income (Loss)	$20,108	$(38,563)

Income (Loss) Per Share - basic and diluted
Loss from continuing operations	$(0.00)	$(0.01)
Income (Loss) from discontinued operations	$0.00	$(0.00)
Loss available to common stockholders	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	33,372,796	33,372,796

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,648,856)	$127,677	$(4,086,879)
Net income for the three months ended March 31, 2026										20,108		20,108
Preferred stock dividends										(162,185)		(162,185)
Balance at March 31, 2026	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,790,933)	$127,677	$(4,228,956)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2024	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,252,060)	$127,677	$(3,690,083)
Net loss for the three months ended March 31, 2025										(38,563)		(38,563)
Preferred stock dividends										(162,185)		(162,185)
Balance at March 31, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,452,808)	$127,677	$(3,890,831)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$20,108	$(38,563)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of fixed assets	15,668	16,110
Allowance for doubtful accounts - accounts receivable	8,340	-
Stock based compensation	-	18,315

Changes in operating assets and liabilities:
Accounts receivable	16,510	15,846
Inventory	10,970	(19,913)
Prepaid expenses	(4,232)	(29,603)
Accrued interest - Related Party	12,571	12,571
Accrued interest	11,836	11,835
Accounts payable	5,712	17,582
Accrued liabilities	822	(31,138)
Changes in discontinued operations, net	1,117	49
Cash provided by (used in) operating activities	99,422	(26,909)
Cash flows from investing activities:
Sale or disposal of fixed assets	2,140	-
Cash provided by investing activities	2,140	-
Cash flows from financing activities:
Repayments - Notes Payable Other	(14,910)	(17,690)
Cash used in financing activities	(14,910)	(17,690)
Effect of exchange rate changes on cash	-	-
Net increase (decrease) in cash	86,652	(44,599)
Cash at beginning of period	86,982	105,648
Cash at end of period	$173,634	$61,049

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$1,305	$2,233
Cash paid for income tax	$-	$-
Non-Cash Activities
Non-cash accrued dividends	$162,185	$162,185
Unamortized stock compensation	$-	$30,523

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Vycor Medical, Inc. (the “Company” or “Vycor”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2025 derives from the audited financial statements at that date but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The unaudited consolidated financial statements as of and for the three months ended March 31, 2026 and 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, although generated net income of $20,108 for the three months ended March 31, 2026 and has not generated sufficient positive cash flows from operations. As of March 31, 2026 the Company had a working capital deficiency of $4,297,001 which includes related party liabilities of $3,833,138. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $580,866 which has a maturity date of June 30, 2026, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond June 30, 2026 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2027 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share where a net loss is reported:

	March 31, 2026	March 31, 2025
Debentures convertible into common stock	4,194,599	3,966,028
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	5,466,651	5,238,080

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

Reconciliation of the significant line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income (loss) are as follows:

Significant line items constituting assets and liabilities in the unaudited consolidated balance sheets

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$-	$1,117
Total Current Assets	-	1,117

TOTAL ASSETS	$-	$1,117

LIABILITIES
Current Liabilities
Accounts payable	$4	$4
Other current liabilities	160	160
Total Current Liabilities	$164	$164

Significant line items constituting income (loss) from discontinued operations

	For the three months ended March 31,
	2026	2025

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative	-	49
Total Operating Expenses	-	49
Operating Loss	-	(49)

Other Income (Expense)
Gain on foreign currency exchange	13	-
Total Other Income	13	-

Income (Loss) Before Provision for Income Taxes	13	(49)
Provision for income taxes	-	-
Income (Loss) from discontinued operations, net of tax	$13	$(49)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	March 31, 2026	December 31, 2025

On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2026 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All the notes have been extended on their due dates for another twelve months. The Notes will be due between June 2026 and May 2027 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable

Other Notes Payable consists of:

	March 31, 2026	December 31, 2025
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to June 30, 2026. See further note (*) below.	$300,000	$300,000
Insurance policy finance agreements (**) and current portion of EIDL Loan (see Long-Term Notes Payable below)	12,920	26,978
Total Other Notes Payable	$312,920	$326,978

Long-Term Notes Payable consists of:

	March 31, 2026	December 31, 2025
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program (EIDL) pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of three and three-quarters percent (3.75%) per annum, with monthly payments in the amount of $731 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$134,979	$135,831
Total Long-term Notes Payable	$134,979	$135,831

*	In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21. Conversion of the Note and accrued interest would result in the issuance of 4,194,599 shares of Common Stock as of March 31, 2026. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50. No other term was amended on the Note.

**	The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. INVENTORY

	March 31, 2026	December 31, 2025
Current Inventory
Raw materials and work in process	$61,702	$56,088
Finished goods	120,208	103,114
Total Current Inventory	$181,910	$159,202

Non-Current Inventory
Raw materials and work in process	$20,873	$49,365
Finished goods	38,824	39,539
	59,697	88,904
Less: obsolescence provision - finished goods	(21,596)	(17,125)
Total Non-Current Inventory	$38,101	$71,779

The Company estimates the consumption of inventories and separates the inventories that may be consumed after 12 months as non-current inventory.

6. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheets at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Operating Lease ROU Assets	$42,795	$55,283

Operating Lease Liabilities
Current portion	$39,540	$52,221
	$39,540	$52,221

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

	For the three months ended March 31,
	2026	2025
Revenue:
Vycor Medical	$440,441	$418,520
NovaVision	18,099	17,858
	$458,540	$436,378
Gross Profit
Vycor Medical	$359,040	$341,798
NovaVision	16,113	16,736
	$375,153	$358,534

Operating Income (Loss)
Vycor Medical	$151,119	$77,488
NovaVision	(47,667)	(36,843)
Corporate	(57,644)	(53,451)
	$45,808	$(12,806)

	March 31,	December 31,
	2026	2025
Total Assets:
Vycor Medical	$802,347	$778,216
NovaVision	51,724	51,087
Discontinued operations	-	1,117
Total Assets	$854,071	$830,420

(b) Geographic segments

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, gross profits, operating income (loss) and total assets for each segment.

	For the three months ended March 31,
	2026	2025
Revenue:
United States	$455,705	$435,984
Europe	2,835	394
	$458,540	$436,378
Gross Profit
United States	$372,344	$358,151
Europe	2,809	383
	$375,153	$358,534

Operating Income (Loss)
United States	$105,941	$47,126
Europe	(2,489)	(6,481)
Corporate	(57,644)	(53,451)
	$45,808	$(12,806)

	March 31,	December 31,
	2026	2025
Total Assets:
United States	$843,616	$818,237
Europe	10,455	11,066
Discontinued operations	-	1,117
Total Assets	$854,071	$830,420

8. EQUITY

Equity Transactions

During each of the three months ended March 31, 2026 and 2025, the Company accrued $162,185 of dividends in respect of Company Series D Convertible Preferred shares (see Note 12).

On August 27, 2024 Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) to Maxim Group LLC (“Maxim”) pursuant to a financial advisory and investment banking services agreement, to be amortized over twelve months. The amortization for the three months ended March 31, 2026 and 2025 was $0 and $18,315 respectively (see Note 9 and Note 11).

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As of March 31, 2026 and December 31, 2025, there were 33,372,796 shares of common stock, one (1) share of Series C Preferred Stock and 270,306 shares of Series D Preferred Stock outstanding.

Holders of our common stock are entitled to one vote for each share on all matters voted upon by our stockholders, including the election of directors, and do not have cumulative voting rights. Subject to the rights of holders of any then outstanding shares of our preferred stock, our common stockholders are entitled to any dividends that may be declared by our board. Holders of our common stock are entitled to share rateably in our net assets upon our dissolution or liquidation after payment or provision for all liabilities and any preferential liquidation rights of our preferred stock then outstanding. Holders of our common stock have no pre-emptive rights to purchase shares of our stock. The shares of our common stock are not subject to any redemption provisions and are not convertible into any other shares of our capital stock. All outstanding shares of our common stock are, and the shares of common stock to be issued will be, upon payment therefor, fully paid and non-assessable. The rights, preferences and privileges of holders of our common stock will be subject to those of the holders of any shares of our preferred stock we may issue in the future.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for each of the three months ended March 31, 2026 and 2025 was $0 and $18,315 respectively. As of March 31, 2026 and December 31, 2025, there was $0 of total unrecognized compensation costs related to stock awards.

10. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The current lease commenced on September 1, 2023 with a termination date of December 31, 2026. Rent expense for the three months ended March 31, 2026 and 2025 was $20,350 and $20,488 respectively.

11. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the periods ended March 31, 2026 and 2025:

On August 27, 2024 Vycor entered into a financial advisory and investment banking services agreement (“Agreement”) with Maxim. Under the terms of the Agreement, Maxim will assist Vycor in its strategy to grow the Company through strategic acquisitions and assist the Company with efforts to position itself for a potential uplisting to a US exchange. Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) and additional fees would be payable under the agreement subject to the closing of acquisitions or other investment banking transactions. The amortization for the three months ended March 31, 2026 and 2025 was $0 and $18,315 respectively (see Note 8 and Note 9).

12. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at March 31, 2026, 60.95% of the Company’s Common Stock and 69.69% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.71% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During each of the three months ended March 31, 2026 and 2025, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,018 was regarding Fountainhead and $41,693 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at March 31, 2026 and December 31, 2025 was $3,081,515 and $2,919,330, respectively, of which $2,147,350 and $2,034,332, respectively, was regarding Fountainhead and $792,166 and $750,473, respectively, was regarding Peter Zachariou.

During the three months ended March 31, 2026 and 2025 the Company accrued interest on related party loans of $12,571, and $12,570, respectively.

13. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Sales Concentration:

	Three Months Ended March 31,
	2026	2025

Number of customers over 10%	1	-
Percentage of sales	11%	0%

Accounts Receivable Concentration

AR Concentration:

	March 31,	December 31,
	2026	2025

Number of customers over 10%	3	1
Percentage of accounts receivable	35%	12%

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

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Revenue and Gross Margin:

	Three months ended
	March 31,
	2026	2025	% Change
Revenue:
Vycor Medical	$440,441	$418,520	5%
NovaVision	18,099	17,858	1%
	$458,540	$436,378	5%
Gross Profit
Vycor Medical	$359,040	$341,798	5%
NovaVision	16,113	16,736	-4%
	$375,153	$358,534	5%

Vycor Medical recorded revenue of $440,441 from the sale of its products for the three months ended March 31, 2026, an increase of $21,921, or 5%, over the same period in 2025, most of the increase being from growth in international markets. Gross margin of 82% was recorded for the three months ended March 31, 2026 and 2025, respectively.

NovaVision recorded revenues of $18,099 for the three months ended March 31, 2026, an increase of $241, or 1%, over the same period in 2025. Gross margin was 89% for the three months ended March 31, 2026, compared to 94% for the same period in 2025 due to higher chinrest costs.

Research & Development:

Research & Development expenses were $0 for the three months ended March 31, 2026 compared to $5,762 for the same period in 2025.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $35,333 to $315,365 for the three months ended March 31, 2026 from $350,698 for the same period in 2025. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing non-employee shares which have been issued by the Company. The charge for the three months ended March 31, 2026 was $0, a $18,315 decrease from the charge in 2025 due to amortization of the Maxim financial advisory agreement in 2025. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $44,593 from $85,527 in 2025 to $40,934 in 2026 reflecting higher international sales during the 2026 period.

The remaining Selling, General and Administrative expenses increased by $27,575 from $246,856 in 2025 to $274,431 in 2026, as set out in the table below. Investor relations expense relates to a investor and public awareness campaign run by the company.

Investor Relations	$13,383
Software expense	9,204
Bad debt expense	8,340
Accounting, audit and tax	3,132
Patents	(6,395)
Other	(89)

Total change	$27,575

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended March 31, 2026 and 2025 was $12,570. Other Interest expense for the three months ended March 31, 2026 and 2025 was $13,139.

Income (loss) from Discontinued Operations:

Income (loss) from Discontinued Operations in the three months ended March 31, 2026 was $13 compared to $(49) in 2025; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity

The following table shows liquidity data as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025	$ Change
Cash	$173,634	$86,982	$86,652
Accounts receivable, inventory and other current assets	$477,413	$476,440	$973
Total current liabilities	$(4,948,048)	$(4,781,468)	$(166,580)
Working capital (deficit)	$(4,297,001)	$(4,218,046)	$(78,955)

The following table shows cash flow for the periods ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025	$ Change
Cash provided by (used in) operating activities	$99,422	$(26,909)	$126,331
Cash provided by investing activities	$2,140	$-	$2,140
Cash used in financing activities	$(14,910)	$(17,690)	$2,780
Net increase (decrease) in cash	$86,652	$(44,599)	$131,251

Operating Activities. Cash provided by (used in) operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities.

The following table shows the principal components of cash provided by (used in) operating activities during the three months ended March 31, 2026 and 2025, with a commentary of changes during the periods and known or anticipated future changes:

	March 31, 2026	March 31, 2025	$ Change
Net income (loss)	$20,108	$(38,563)	$58,671

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of fixed assets	$15,668	$16,110	$(442)
Allowance for doubtful accounts - accounts receivable	$8,340	$-	$8,340
Stock based compensation	$-	$18,315	$(18,315)
	$24,008	$34,425	$(10,417)

Changes in operating assets and liabilities
Accounts receivable	$16,510	$15,846	$664
Accounts payable and accrued liabilities	$6,534	$(13,556)	$20,090
Inventory	$10,970	$(19,913)	$30,883
Prepaid expenses	$(4,232)	$(29,603)	$25,371
Accrued interest (not paid in cash)	$24,407	$24,406	$1
Changes in discontinued operations, net	$1,117	$49	$1,068
	$55,306	$(22,771)	$78,077

Cash provided by (used in) operating activities	$99,422	$(26,909)	$126,331

Investing Activities. There was $2,140 provided by investing activities during the three months ended March 31, 2026 due to sale of chin rests for $340 and a reduction of $1,800 due to an adjustment to molds. The Company anticipates limited investing activities during the next twelve months.

Financing Activities. During the three months ended March 31, 2026, the Company repaid loans primarily related to insurance of $14,910. During the three months ended March 31, 2025 the Company made repayments of $17,690.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, although generated net income of $20,108 for the three months ended March 31, 2026 and has not generated sufficient positive cash flows from operations. As of March 31, 2026 the Company had a working capital deficiency of $4,297,001 which includes related party liabilities of $3,833,138. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described earlier in this ITEM 1 “Strategy”, the Company is executing on a plan to achieve a growth in revenues. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $580,866 which has a maturity date of June 30, 2026, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond June 30, 2026 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through May 31, 2027 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products or cease some of its operations.

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

Our senior management has reviewed the critical accounting policies and estimates with our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2026.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 14, 2026, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2026

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director
(Principal Executive Officer)

Date May 15, 2026

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date May 15, 2026

