Form 10-Q
period 2026-06-30
VYCOR MEDICAL INC
filed 2026-08-14
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2026

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

There were 33,372,796 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 14, 2026.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$158,907	$86,982
Trade accounts receivable, net	202,447	218,891
Inventory	190,508	159,202
Prepaid expenses and other current assets	83,695	97,230
Current assets of discontinued operations	320	1,117
Total Current Assets	635,877	563,422

Fixed assets, net	101,373	133,936

Other assets
Non-current inventory, net	39,777	71,779
Security deposits	6,000	6,000
Operating lease - right of use assets	30,147	55,283
Total Other Assets	75,924	133,062
TOTAL ASSETS	$813,174	$830,420

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$111,784	$84,755
Accrued interest	592,833	569,030
Accrued interest - Related Party	225,650	245,679
Accrued liabilities	94,354	89,938
Dividends payable - Related Party	3,081,515	2,919,330
Notes payable	303,674	326,978
Notes payable - Related Party	493,373	493,373
Current operating lease liabilities	26,700	52,221
Current liabilities of discontinued operations	537	164
Total Current Liabilities	4,930,420	4,781,468

Loan payable - SBA EIDL	133,978	135,831

Total Liabilities	5,064,398	4,917,299

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred C Stock, 1 and 1 share issued and outstanding as at June 30, 2026 and December 31, 2025 respectively	-	-
Preferred D Stock, 270,306 and 270,306 shares issued and outstanding as at June 30, 2026 and December 31, 2025 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at June 30, 2026 and December 31, 2025; 33,476,130 shares issued and 33,372,796 shares outstanding at June 30, 2026 and December 31, 2025, respectively	3,347	3,347
Additional Paid-in Capital	29,431,959	29,431,959
Treasury Stock (103,334 shares of Common Stock as at June 30, 2026 and December 31, 2025 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(33,813,221)	(33,648,856)
Accumulated Other Comprehensive Income	127,697	127,677
Total Stockholders’ Deficiency	(4,251,224)	(4,086,879)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$813,174	$830,420

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Revenue	$418,264	$496,353	$876,804	$932,731
Cost of Goods Sold	73,819	81,082	157,206	158,926
Gross Profit	344,445	415,271	719,598	773,805

Operating Expenses:
Research and development	-	4,201	-	9,963
Depreciation and amortization	14,883	14,881	28,863	29,761
Selling, general and administrative	322,711	345,043	638,076	695,741
Total Operating Expenses	337,594	364,125	666,939	735,465
Operating income	6,851	51,146	52,659	38,340

Other (Expense) Income
Interest expense: Related Party	(12,570)	(12,572)	(25,140)	(25,142)
Interest expense: Other	(13,264)	(12,862)	(26,403)	(26,001)
(Loss) gain on foreign currency exchange	(126)	1	(130)	2
Total Other (Expense)	(25,960)	(25,433)	(51,673)	(51,141)

Income (Loss) Before Provision for Income Taxes	(19,109)	25,713	986	(12,801)
Provision for income taxes	-	-	-	-
Net Income (Loss) from continuing operations	(19,109)	25,713	986	(12,801)
Loss from discontinued operations, net of tax	(3,179)	(1,826)	(3,166)	(1,875)
Net (Loss) Income	(22,288)	23,887	(2,180)	(14,676)
Preferred stock dividends	-	-	(162,185)	(162,185)
Net Income (Loss) Available to Common Stockholders	$(22,288)	$23,887	$(164,365)	$(176,861)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(20)	-	(20)	-
Comprehensive Income (Loss)	$(22,308)	$23,887	$(2,200)	$(14,676)

Income (Loss) Per Share - basic and diluted
Income (Loss) from continuing operations	$(0.00)	$0.00	$(0.00)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income (Loss) available to common stockholders	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic	33,372,796	33,372,796	33,372,796	33,372,796
Weighted Average Number of Shares Outstanding –Diluted	33,372,796	38,667,862	33,372,796	33,372,796

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at March 31, 2026	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,790,933)	$127,677	$(4,228,956)
Net loss for the three months ended June 30, 2026										(22,288)		(22,288)
Foreign currency translation adjustments										-	20	20
Balance at June 30, 2026	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,813,221)	$127,697	$(4,251,224)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at March 31, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,452,808)	$127,677	$(3,890,831)
Net income for the three months ended June 30, 2025										23,887		23,887
Balance at June 30, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,428,921)	$127,677	$(3,866,944)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,648,856)	$127,677	$(4,086,879)
Net loss for the six months ended June 30, 2026										(2,180)		(2,180)
Foreign currency translation adjustments											20	20
Preferred stock dividends										(162,185)		(162,185)
Balance at June 30, 2026	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,813,221)	$127,697	$(4,251,224)

	Common Stock		Preferred C		Preferred D		Treasury Stock		Additional Paid-in	Accumulated	Accum OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2024	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,252,060)	$127,677	$(3,690,083)
Net loss for the six months ended June 30, 2025										(14,676)		(14,676)
Preferred stock dividends										(162,185)		(162,185)
Balance at June 30, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,428,921)	$127,677	$(3,866,944)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,180)	$(14,676)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation of fixed assets	30,081	31,131
Allowance for doubtful accounts - accounts receivable	8,340	-
Stock based compensation	-	36,629

Changes in operating assets and liabilities:
Accounts receivable	8,103	42,591
Inventory	695	(8,304)
Prepaid expenses	13,536	(10,614)
Accrued interest - Related Party	(20,029)	25,142
Accrued interest	23,803	23,803
Accounts payable	27,029	(37,527)
Accrued liabilities	4,031	(68,726)
Changes in discontinued operations, net	1,170	275
Cash provided by operating activities	94,579	19,724
Cash flows from investing activities:
Purchase of fixed assets	-	(3,618)
Sale and disposal of fixed assets	2,482	841
Cash provided by (used in) investing activities	2,482	(2,777)
Cash flows from financing activities:
Repayments - Notes Payable Other	(25,156)	(22,895)
Cash used in financing activities	(25,156)	(22,895)
Effect of exchange rate changes on cash	20	-
Net increase (decrease) in cash	71,925	(5,948)
Cash at beginning of period	86,982	105,648
Cash at end of period	$158,907	$99,700

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$47,771	$3,562
Cash paid for income tax	$-	$-
Non-Cash Activities
Non-cash accrued dividends	$162,185	$162,185
Unamortized stock compensation	$-	$12,209

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The unaudited consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $2,180 for the six months ended June 30, 2026 and has not generated sufficient positive cash flows from operations. As of June 30, 2026 the Company had a working capital deficiency of $4,294,543 which includes related party liabilities of $3,800,538. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $592,833 which has a maturity date of December 31, 2026, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2026 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2027 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Financial Instruments – Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We adopted this ASU on a prospective basis effective January 1, 2026 and the adoption did not have a material impact on our consolidated financial statements.

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

Interim Reporting: Narrow-Scope Improvements

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Codification Improvements

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share where a net loss is reported:

	Three and Six months ended June 30, 2026	Six months ended June 30, 2025
Debentures convertible into common stock	4,251,586	4,023,014
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	5,523,638	5,295,066

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

Reconciliation of the significant line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income (loss) are as follows:

Significant line items constituting assets and liabilities in the unaudited consolidated balance sheets

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$320	$1,117
Total Current Assets	320	1,117

TOTAL ASSETS	$320	$1,117

LIABILITIES
Current Liabilities
Accounts payable	$4	$4
Other current liabilities	533	160
Total Current Liabilities	$537	$164

Significant line items constituting income (loss) from discontinued operations

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative	3,179	1,677	3,179	1,726
Total Operating Expenses	3,179	1,677	3,179	1,726
Operating Loss	(3,179)	(1,677)	(3,179)	(1,726)

Other Income (Expense)
Gain (loss) on foreign currency exchange	-	(149)	13	(149)
Total Other Income (Expense)	-	(149)	13	(149)

Loss Before Provision for Income Taxes	(3,179)	(1,826)	(3,166)	(1,875)
Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(3,179)	$(1,826)	$(3,166)	$(1,875)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	June 30, 2026	December 31, 2025
On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2027 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All the notes have been extended on their due dates for another twelve months. The Notes will be due between October 2026 and August 2027 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable

Other Notes Payable consists of:

	June 30, 2026	December 31, 2025
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to December 31, 2026. See further note* below.	$300,000	$300,000
Insurance policy finance agreements and current portion of EIDL Loan (see Long-Term Notes Payable and further note ** below)	3,674	26,978
Total Other Notes Payable	$303,674	$326,978

Long-Term Notes Payable consists of:

	June 30, 2026	December 31, 2025
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program (EIDL) pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of six and six-quarters percent (3.75%) per annum, with monthly payments in the amount of $731 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$133,978	$135,831
Total Long-term Notes Payable	$133,978	$135,831

*	In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21. Conversion of the Note and accrued interest would result in the issuance of 4,251,586 shares of Common Stock as of June 30, 2026. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50. No other term was amended on the Note.

**	The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. INVENTORY

	June 30, 2026	December 31, 2025
Current Inventory
Raw materials and work in process	$67,219	$56,088
Finished goods	123,289	103,114
Total Current Inventory	$190,508	$159,202

Non-Current Inventory
Raw materials and work in process	$23,829	$49,365
Finished goods	40,774	39,539
	64,603	88,904
Less: obsolescence provision - finished goods	(24,826)	(17,125)
Total Non-Current Inventory	$39,777	$71,779

The Company estimates the consumption of inventories and separates the inventories that may be consumed after 12 months as non-current inventory.

6. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheets at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Operating Lease ROU Assets	$30,147	$55,283

Operating Lease Liabilities
Current portion	$26,700	$52,221
	$26,700	$52,221

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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue:
Vycor Medical	$401,224	$481,788	$841,665	$900,308
NovaVision	17,040	14,565	35,139	32,423
	$418,264	$496,353	$876,804	$932,731
Gross Profit
Vycor Medical	$327,225	$401,783	$686,265	$743,581
NovaVision	17,220	13,488	33,333	30,224
	$344,445	$415,271	$719,598	$773,805

Operating Income (Loss)
Vycor Medical	$94,761	$192,732	$245,880	$270,220
NovaVision	(49,946)	(48,419)	(97,613)	(85,262)
Corporate	(37,964)	(93,167)	(95,608)	(146,618)
	$6,851	$51,146	$52,659	$38,340

	June 30, 2026	December 31, 2025
Total Assets:
Vycor Medical	$759,844	$778,216
NovaVision	53,010	51,087
Discontinued operations	320	1,117
Total Assets	$813,174	$830,420

(b) Geographic segments

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, gross profits, operating income (loss) and total assets for each segment.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue:
United States	$416,823	$496,002	$872,528	$931,986
Europe	1,441	351	4,276	745
	$418,264	$496,353	$876,804	$932,731
Gross Profit
United States	$343,063	$414,933	$715,407	$773,084
Europe	1,382	338	4,191	721
	$344,445	$415,271	$719,598	$773,805

Operating Income (Loss)
United States	$48,898	$151,016	$154,839	$198,142
Europe	(4,083)	(6,703)	(6,572)	(13,184)
Corporate	(37,964)	(93,167)	(95,608)	(146,618)
	$6,851	$51,146	$52,659	$38,340

	June 30, 2026	December 31, 2025
Total Assets:
United States	$796,121	$818,237
Europe	16,733	11,066
Discontinued operations	320	1,117
Total Assets	$813,174	$830,420

8. EQUITY

Equity Transactions

During each of the six months ended June 30, 2026 and 2025, the Company accrued $162,185 of dividends in respect of Company Series D Convertible Preferred shares (see Note 12).

On August 27, 2024 Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) to Maxim Group LLC (“Maxim”) pursuant to a financial advisory and investment banking services agreement, to be amortized over twelve months. The amortization for the three months ended June 30, 2026 and 2025 was $0 and $18,314, respectively, and for the six months ended June 30, 2026 and 2025 was $0 and $36,629, respectively. (see Note 9 and Note 11).

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As of June 30, 2026 and December 31, 2025, there were 33,372,796 shares of common stock, one (1) share of Series C Preferred Stock and 270,306 shares of Series D Preferred Stock outstanding.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for each of the three months ended June 30, 2026 and 2025 was $0 and $18,314 respectively; and for each of the six months ended June 30, 2026 and 2025 was $0 and $36,629 respectively. As of June 30, 2026 and December 31, 2025, there was $0 of total unrecognized compensation costs related to stock awards.

10. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The current lease terminates on December 31, 2026 and has been extended for another 39 months to March 31, 2030 in July 2026. Rent expense for the three months ended June 30, 2026 and 2025 was $22,212 and $20,490 respectively and for the six months ended June 30, 2026 and 2025 was $42,562 and $40,978 respectively.

11. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the periods ended June 30, 2026 and 2025:

On August 27, 2024 Vycor entered into a financial advisory and investment banking services agreement (“Agreement”) with Maxim. Under the terms of the Agreement, Maxim will assist Vycor in its strategy to grow the Company through strategic acquisitions and assist the Company with efforts to position itself for a potential uplisting to a US exchange. Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) and additional fees would be payable under the agreement subject to the closing of acquisitions or other investment banking transactions. The amortization for the three months ended June 30, 2026 and 2025 was $0 and $18,314, respectively, and for the six months ended June 30, 2026 and 2025 was $0 and $36,629, respectively. (see Note 8 and Note 9).

12. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at June 30, 2026, 60.95% of the Company’s Common Stock and 69.69% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.71% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During each of the six months ended June 30, 2026 and 2025, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,018 was regarding Fountainhead and $41,693 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at June 30, 2026 and December 31, 2025 was $3,081,515 and $2,919,330, respectively, of which $2,147,350 and $2,034,332, respectively, was regarding Fountainhead and $792,166 and $750,473, respectively, was regarding Peter Zachariou.

During the three months ended June 30, 2026 and 2025 the Company accrued interest on related party loans of $12,570 and $12,572, respectively and paid interest on related party loans of $45,171 and $0, respectively.

During the six months ended June 30, 2026 and 2025 the company accrued interest on related party loans of $25,140 and $25,142, respectively and paid interest on related party loans of $45,171 and $0, respectively.

13. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Accounts Receivable Concentration

AR Concentration:

	June 30,	December 31,
AR Concentration:	2026	2025

Number of customers over 10%	1	1
Percentage of accounts receivable	11%	12%

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

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Revenue and Gross Margin:

	Three months ended
	June 30,
	2026	2025	% Change
Revenue:
Vycor Medical	$401,224	$481,788	-17%
NovaVision	17,040	14,565	17%
	$418,264	$496,353	-16%
Gross Profit
Vycor Medical	$327,225	$401,783	-19%
NovaVision	17,220	13,488	28%
	$344,445	$415,271	-17%

Gross Margin
Vycor Medical	82%	83%	-1%
NovaVision	101%	93%	8%
	82%	84%	-2%

Vycor Medical recorded revenue of $401,224 from the sale of its products for the three months ended June 30, 2026, a decrease of $80,564, or 17%, over the same period in 2025, all of the decrease being from international markets, which can often be lumpy with large orders sometimes falling in different quarters. Gross margin of 82% and 83% was recorded for the three months ended June 30, 2026 and 2025, respectively.

NovaVision recorded revenues of $17,040 for the three months ended June 30, 2026, an increase of $2,475, or 17%, over the same period in 2025. Gross margin was 101% for the three months ended June 30, 2026, compared to 93% for the same period in 2025 due to a reversal of historic over-accumulated chinrest depreciation.

Research & Development:

Research & Development expenses were $0 for the three months ended June 30, 2026 compared to $4,201 for the same period in 2025.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $22,332 to $322,711 for the three months ended June 30, 2026 from $345,043 for the same period in 2025. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing non-employee shares which have been issued by the Company. The charge for the three months ended June 30, 2026 was $0, a $18,314 decrease from the charge in 2025 due to amortization of the Maxim financial advisory agreement in 2025. Also included within Selling, General and Administrative Expenses are Sales Commissions, which increased by $22,512 from $38,648 in 2025 to $61,160 in 2026 as a result of commission write-offs in the 2025 period.

The remaining Selling, General and Administrative expenses decreased by $26,530 from $288,081 in 2025 to $261,551 in 2026, as set out in the table below. Investor relations expense relates to a investor and public awareness campaign run by the company.

Payroll	$10,893
Patent fees	(12,640)
Investor relations	(25,000)
Other	217
Total change	$(26,530)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended June 30, 2026 and 2025 was $12,570 and $12,572. Other Interest expense for the three months ended June 30, 2026 and 2025 was $13,264 and $12,862.

Loss from Discontinued Operations:

Loss from Discontinued Operations in the three months ended June 30, 2026 was $(3,179) compared to $(1,826) in 2025; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Revenue and Gross Margin:

	Six months ended
	June 30,
	2026	2025	% Change
Revenue:
Vycor Medical	$841,665	$900,308	-7%
NovaVision	35,139	32,423	8%
	$876,804	$932,731	-6%
Gross Profit
Vycor Medical	$686,265	$743,581	-8%
NovaVision	33,333	30,224	10%
	$719,598	$773,805	-7%

Gross Margin
Vycor Medical	82%	83%	-1%
NovaVision	95%	93%	2%
	82%	83%	-1%

Vycor Medical recorded revenue of $841,665 from the sale of its products for the six months ended June 30, 2026, a decrease of $58,643, or 7%, over the same period in 2025, the majority of the decrease being from international markets, which can often be lumpy with large orders sometimes falling in different quarters. Gross margin of 82% and 83% was recorded for the six months ended June 30, 2026 and 2025, respectively.

NovaVision recorded revenues of $35,139 for the six months ended June 30, 2026, an increase of $2,716 over the same period in 2025. Gross margin was 95%, compared to 93% for the same period in 2025.

Research & Development:

Research & Development expenses were $0 for the six months ended June 30, 2026 compared to $9,963 for the same period in 2025, reflected new product development in the Vycor Medical division in 2025.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $57,665 to $638,076 for the six months ended June 30, 2026 from $695,741 for the same period in 2025. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing non-employee shares which have been issued by the Company. The charge for the six months ended June 30, 2026 was $0, a decrease of $36,629 from $36,629 in 2025 primarily due to amortization of the Maxim financial advisory agreement in 2025. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $22,081 from $124,175 in 2025 to $102,094 in 2026.

The remaining Selling, General and Administrative expenses increased by $1,045 from $534,937 in 2025 to $535,982 in 2026 as follows:

Software expense	9,204
Payroll	8,974
Bad debt expense	8,340
Investor relations	(11,616)
Patent fees	(18,585)
Other	4,728
$1,045

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the six months ended June 30, 2026 was $25,140 compared to $25,142 for 2025. Other Interest expense for the six months ended June 30, 2026 was $26,403 compared to $26,001 for 2025.

Loss from Discontinued Operations:

Loss from Discontinued Operations increased by $1,291 to $3,166 in 2026 from $1,875 in 2025; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity

The following table shows liquidity data as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025	$ Change
Cash	$158,907	$86,982	$71,925
Accounts receivable, inventory and other current assets	$476,970	$476,440	$530
Total current liabilities	$(4,930,420)	$(4,781,468)	$(148,952)
Working capital deficit	$(4,294,543)	$(4,218,046)	$(76,497)

The following table shows cash flow for the periods ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025	$ Change
Cash provided by operating activities	$94,579	$19,724	$74,855
Cash provided by (used in) investing activities	$2,482	$(2,777)	$5,259
Cash used in financing activities	$(25,156)	$(22,895)	$(2,261)
Net increase (decrease) in cash	$71,925	$(5,948)	$77,873

Operating Activities. Cash provided by operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities.

The following table shows the principal components of cash provided by operating activities during the six months ended June 30, 2026 and 2025, with a commentary of changes during the periods and known or anticipated future changes:

	June 30, 2026	June 30, 2025	$ Change
Net loss	$(2,180)	$(14,676)	$12,496

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation of fixed assets	$30,081	$31,131	$(1,050)
Allowance for doubtful accounts - accounts receivable	$8,340	$-	$8,340
Stock based compensation	$-	$36,629	$(36,629)
	$38,421	$67,760	$(29,339)

Changes in operating assets and liabilities
Accounts receivable	$8,103	$42,591	$(34,488)
Accounts payable and accrued liabilities	$31,060	$(106,253)	$137,313
Inventory	$695	$(8,304)	$8,999
Prepaid expenses	$13,536	$(10,614)	$24,150
Accrued interest	$3,774	$48,945	$(45,171)
Changes in discontinued operations, net	$1,170	$275	$895
	$58,338	$(33,360)	$91,698

Cash provided by operating activities	$94,579	$19,724	$74,855

Investing Activities. There was $2,482 provided by investing activities during the six months ended June 30, 2026 due to sale of chin rests for $682 and a reduction of $1,800 due to an adjustment to molds. The Company anticipates limited investing activities during the next twelve months.

Financing Activities. During the six months ended June 30, 2026, the Company repaid loans primarily related to insurance of $25,156. During the six months ended June 30, 2025 the Company made repayments of $22,895.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $2,180 for the six months ended June 30, 2026 and has not generated sufficient positive cash flows from operations. As of June 30, 2026 the Company had a working capital deficiency of $4,294,543 which includes related party liabilities of $3,800,538. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $592,833 which has a maturity date of December 31, 2026, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2026 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through August 31, 2027 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Our senior management has reviewed the critical accounting policies and estimates with our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2026.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 14, 2026, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2026

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director
(Principal Executive Officer)

Date August 14, 2026

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date August 14, 2026

