Form 10-Q
period 2026-09-30
VYCOR MEDICAL INC
filed 2026-11-13
CIK 1424768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2026

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

There were 33,372,796 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 13, 2026.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1

ITEM 1. FINANCIAL STATEMENTS

VYCOR MEDICAL, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$199,409	$86,982
Trade accounts receivable, net	185,617	218,891
Inventory	165,291	159,202
Prepaid expenses and other current assets	102,904	97,230
Current assets of discontinued operations	268	1,117
Total Current Assets	653,489	563,422

Fixed assets, net	87,326	133,936

Other assets
Non-current inventory, net	41,213	71,779
Security deposits	6,000	6,000
Operating lease - right of use assets	176,851	55,283
Total Other Assets	224,064	133,062
TOTAL ASSETS	$964,879	$830,420

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$96,321	$84,755
Accrued interest	604,932	569,030
Accrued interest - Related Party	207,736	245,679
Accrued liabilities	79,835	89,938
Dividends payable - Related Party	3,243,700	2,919,330
Notes payable	340,770	326,978
Notes payable - Related Party	493,373	493,373
Current operating lease liabilities	39,687	52,221
Current liabilities of discontinued operations	537	164
Total Current Liabilities	5,106,891	4,781,468

Operating lease liability - long term	137,621	-
Loan payable - SBA EIDL	133,038	135,831

Total Liabilities	5,377,550	4,917,299

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred C Stock, 1 and 1 share issued and outstanding as at September 30, 2026 and December 31, 2025 respectively	-	-
Preferred D Stock, 270,306 and 270,306 shares issued and outstanding as at September 30, 2026 and December 31, 2025 respectively	27	27
Common Stock, $0.0001 par value, 55,000,000 shares authorized at September 30, 2026 and December 31, 2025; 33,476,130 shares issued and 33,372,796 shares outstanding at September 30, 2026 and December 31, 2025, respectively	3,347	3,347
Additional Paid-in Capital	29,431,959	29,431,959
Treasury Stock (103,334 shares of Common Stock as at September 30, 2026 and December 31, 2025 respectively, at cost)	(1,033)	(1,033)
Accumulated Deficit	(33,974,668)	(33,648,856)
Accumulated Other Comprehensive Income	127,697	127,677
Total Stockholders’ Deficiency	(4,412,671)	(4,086,879)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$964,879	$830,420

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Revenue	$414,895	$513,792	$1,291,699	$1,446,523
Cost of Goods Sold	61,878	61,860	219,084	220,786
Gross Profit	353,017	451,932	1,072,615	1,225,737

Operating Expenses:
Research and development	-	-	-	9,963
Depreciation and amortization	14,880	14,880	43,743	44,641
Selling, general and administrative	310,713	404,967	948,789	1,100,708
Total Operating Expenses	325,593	419,847	992,532	1,155,312
Operating income	27,424	32,085	80,083	70,425

Other (Expense) Income
Interest expense: Related Party	(12,573)	(12,571)	(37,713)	(37,713)
Interest expense: Other	(13,386)	(13,884)	(39,789)	(39,885)
Gain (loss) on foreign currency exchange	56	(640)	(74)	(638)
Total Other (Expense)	(25,903)	(27,095)	(77,576)	(78,236)

Income (Loss) Before Provision for Income Taxes	1,521	4,990	2,507	(7,811)
Provision for income taxes	-	-	-	-
Net Income (Loss) from continuing operations	1,521	4,990	2,507	(7,811)
Loss from discontinued operations, net of tax	(783)	(54)	(3,949)	(1,929)
Net Income (Loss)	738	4,936	(1,442)	(9,740)

Preferred stock dividends	(162,185)	(162,185)	(324,370)	(324,370)
Net Loss Available to Common Stockholders	$(161,447)	$(157,249)	$(325,812)	$(334,110)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	-	-	20	-
Comprehensive Income (Loss)	$738	$4,936	$(1,422)	$(9,740)

Loss Per Share - basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss available to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	33,372,796	33,372,796	33,372,796	33,372,796

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 2026	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,813,221)	$127,697	$(4,251,224)
Net income for the three months ended September 30, 2026										738		738
Preferred stock dividends										(162,185)		(162,185)
Balance at September 30, 2026	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,974,668)	$127,697	$(4,412,671)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,428,921)	$127,677	$(3,866,944)
Net income for the three months ended September 30, 2025										4,936		4,936
Preferred stock dividends										(162,185)		(162,185)
Balance at September 30, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,586,170)	$127,677	$(4,024,193)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,648,856)	$127,677	$(4,086,879)
Net loss for the nine months ended September 30, 2026										(1,442)		(1,442)
Foreign currency translation adjustments											20	20
Preferred stock dividends										(324,370)		(324,370)
Balance at September 30, 2026	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,974,668)	$127,697	$(4,412,671)

									Additional		Accum
	Common Stock		Preferred C		Preferred D		Treasury Stock		Paid-in	Accumulated	OCI
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2024	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,252,060)	$127,677	$(3,690,083)
Net loss for the nine months ended September 30, 2025										(9,740)		(9,740)
Preferred stock dividends										(324,370)		(324,370)
Balance at September 30, 2025	33,476,130	$3,347	1	$0	270,306	$27	(103,334)	$(1,033)	$29,431,959	$(33,586,170)	$127,677	$(4,024,193)

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,442)	$(9,740)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation of fixed assets	45,668	46,999
Allowance for doubtful accounts - accounts receivable	5,560	2,690
Stock based compensation	-	48,838

Changes in operating assets and liabilities:
Accounts receivable	27,714	(83,483)
Inventory	24,477	(1,736)
Prepaid expenses	(5,674)	(30,607)
Accrued interest - Related Party	(37,943)	22,713
Accrued interest	35,901	35,901
Accounts payable	11,566	(54,748)
Accrued liabilities	(6,584)	(29,858)
Changes in discontinued operations, net	1,222	328
Cash provided by (used in) operating activities	100,465	(52,703)
Cash flows from investing activities:
Purchase of fixed assets	(1,882)	(3,619)
Sale and disposal of fixed assets	2,824	842
Cash provided by (used in) investing activities	942	(2,777)
Cash flows from financing activities:
Proceeds - Notes Payable Other	58,237	59,024
Repayments - Notes Payable Other	(47,237)	(44,962)
Cash provided by financing activities	11,000	14,062
Effect of exchange rate changes on cash	20	-
Net increase (decrease) in cash	112,427	(41,418)
Cash at beginning of period	86,982	105,648
Cash at end of period	$199,409	$64,230

Supplemental Disclosures of Cash Flow information:
Cash paid for interest	$79,544	$19,883
Cash paid for income tax	$-	$-
Non-Cash Activities
Non-cash accrued dividends	$324,370	$324,370
Right-of-use asset added for operating lease under lease modification	$158,265	$-

See accompanying notes to consolidated financial statements

VYCOR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2026 and 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Ability to continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,442 for the nine months ended September 30, 2026 and has not generated sufficient positive cash flows from operations. As of September 30, 2026 the Company had a working capital deficiency of $4,453,402 which includes related party liabilities of $3,944,809. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $604,932 which has a maturity date of December 31, 2026, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2026 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2027 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Financial Instruments – Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We adopted this ASU on a prospective basis effective January 1, 2026 and did elect the practical expedient permitted under this ASU. The adoption did not have a material impact on our consolidated financial statements.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share where a net loss is reported:

	Three and nine months ended September 30, 2026	Three and nine months ended September 30, 2025
Debentures convertible into common stock	4,309,198	4,080,627
Preferred shares convertible into common stock	1,272,052	1,272,052
Total	5,581,250	5,352,679

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

Reconciliation of the significant line items from discontinued operations that are presented in the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income (loss) are as follows:

Significant line items constituting assets and liabilities in the unaudited consolidated balance sheets

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$268	$1,117
Total Current Assets	268	1,117

TOTAL ASSETS	$268	$1,117

LIABILITIES
Current Liabilities
Accounts payable	$4	$4
Other current liabilities	533	160
Total Current Liabilities	$537	$164

Significant line items constituting income (loss) from discontinued operations

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative	783	54	3,962	1,780
Total Operating Expenses	783	54	3,962	1,780
Operating Loss	(783)	(54)	(3,962)	(1,780)

Other Income (Expense)
Gain (loss) on foreign currency exchange	-	-	13	(149)
Total Other Income (Expense)	-	-	13	(149)

Loss Before Provision for Income Taxes	(783)	(54)	(3,949)	(1,929)
Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(783)	$(54)	$(3,949)	$(1,929)

4. NOTES PAYABLE

Related Parties Notes Payable

Related Party Notes Payable consists of:

	September 30, 2026	December 31, 2025
On June 25, 2018 the Company issued promissory notes to Peter Zachariou for $30,000. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. The note was extended for another twelve months on its due date to June 25, 2027 or on demand by the Payee.	$30,000	$30,000
Between March 26, 2018 and November 17, 2022 the Company issued fifteen promissory notes to Fountainhead Capital Management Limited for $463,373. The notes bear interest at 10% per annum and are payable on the earlier of one year or five days following the delivery of written demand for payment by the Payee. All the notes have been extended on their due dates for another twelve months. The Notes will be due between December 2026 and November 2027 or on demand by the Payee.	463,373	463,373
Total Related Party Notes Payable	$493,373	$493,373

Other Notes Payable

Other Notes Payable consists of:

	September 30, 2026	December 31, 2025
On March 25, 2011 the Company issued a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”). The term note bears interest at 16% per annum and was due June 25, 2011, and has been extended on a number of occasions. On the note’s most recent due date, the note was amended and extended to December 31, 2026. See further note* below.	$300,000	$300,000
Insurance policy finance agreements and current portion of EIDL Loan (see Long-Term Notes Payable and further note ** below)	40,770	26,978
Total Other Notes Payable	$340,770	$326,978

Long-Term Notes Payable consists of:

	September 30, 2026	December 31, 2025
On July 7, 2020, the Company was advised that the Small Business Administration (SBA) had approved a $150,000 loan under the Economic Injury Disaster Loan Program (EIDL) pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act (“Loan”). The Loan, evidenced by a promissory note dated July 7, 2020, has a term of thirty (30) years, bears interest at a fixed rate of six and six-quarters percent (3.75%) per annum, with monthly payments in the amount of $731 per month commencing July 7, 2021 and is secured by essentially all of the assets of the Company. The proceeds of the Loan have been used for general working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 2020 and continuing thereafter.	$133,038	$135,831
Total Long-term Notes Payable	$133,038	$135,831

*	In January 2018 the Company entered into an amendment agreement (the “Amendment”) with EuroAmerican Investments (“EuroAmerican”) regarding its $300,000 loan note (the “Note”). Under the Amendment, the Note was extended and the conversion terms of the Note were reduced to $0.21. Conversion of the Note and accrued interest would result in the issuance of 4,309,198 shares of Common Stock as of September 30, 2026. Notwithstanding, EuroAmerican agreed that the Note could not be converted without first offering the Company the right to redeem the Note at principal and accrued interest, and secondly Fountainhead the right to purchase the Note, which cannot be converted prior to such offer and the failure of the Company and Fountainhead to exercise such option in accordance with the amendment terms. The amendment was recognized as a modification, based on the guidance in ASC 470-50. No other term was amended on the Note.

**	The Company routinely finances all their insurance policies through a third-party finance company which requires a down payment and subsequent monthly payments, the time periods vary from 10 months to 12 equal monthly payments.

5. INVENTORY

	September 30, 2026	December 31, 2025
Current Inventory
Raw materials and work in process	$58,819	$56,088
Finished goods	106,472	103,114
Total Current Inventory	$165,291	$159,202

Non-Current Inventory
Raw materials and work in process	$27,275	$49,365
Finished goods	42,364	39,539
	69,639	88,904
Less: obsolescence provision - finished goods	(28,426)	(17,125)
Total Non-Current Inventory	$41,213	$71,779

The Company estimates the consumption of inventories and separates the inventories that may be consumed after 12 months as non-current inventory.

6. LEASE

The Company recognized the following related to a lease in its unaudited consolidated balance sheets at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Operating Lease ROU Assets	$176,851	$55,283

Operating Lease Liabilities
Current portion	$39,687	$52,221
Long-term portion	137,621	-
	$177,308	$52,221

7. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business segments

The Company operates in two business segments: Vycor Medical, which focuses on devices for neurosurgery; and NovaVision, which provides non-invasive, computer-based rehabilitation therapies targeted at people who have impaired vision as a result of stroke or other brain injury and which includes Sight Science. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, cost of revenues, gross profits, operating income (loss) and total assets for each segment. Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations and measures performance among the two operating and reportable segments. Our CODM does not evaluate operating segments using asset or liability information. The CODM uses gross profit to allocate operating and capital resources and assesses performance of each segment by comparing actual gross profit results to historical results and previously forecasted financial information.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue:
Vycor Medical	$402,048	$492,102	$1,243,713	$1,392,410
NovaVision	12,847	21,690	47,986	54,113
	$414,895	$513,792	$1,291,699	$1,446,523
Cost of Revenue:
Vycor Medical	$60,870	$60,875	$216,270	$217,602
NovaVision	1,008	985	2,814	3,184
	$61,878	$61,860	$219,084	$220,786
Gross Profit
Vycor Medical	$341,178	$431,227	$1,027,443	$1,174,808
NovaVision	11,839	20,705	45,172	50,929
	$353,017	$451,932	$1,072,615	$1,225,737

Operating Income (Loss)
Vycor Medical	$118,202	$147,394	$364,082	$417,614
NovaVision	(52,980)	(44,695)	(150,593)	(129,957)
Corporate	(37,798)	(70,614)	(133,406)	(217,232)
	$27,424	$32,085	$80,083	$70,425

	September 30,	December 31,
	2026	2025
Total Assets:
Vycor Medical	$913,358	$778,216
NovaVision	51,253	51,087
Discontinued operations	268	1,117
Total Assets	$964,879	$830,420

(b) Geographic segments

The Company operates in two geographic segments, the United States and Europe. Discontinued operations were part of NovaVision and revenues and assets were in Europe; see Note 3. Set out below are the disaggregated revenues, cost of revenues, gross profits, operating income (loss) and total assets for each segment.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue:
United States	$413,877	$511,954	$1,286,405	$1,443,940
Europe	1,018	1,838	5,294	2,583
	$414,895	$513,792	$1,291,699	$1,446,523
Cost of Revenue:
United States	$61,817	$61,823	$218,938	$220,725
Europe	61	37	146	61
	$61,878	$61,860	$219,084	$220,786
Gross Profit
United States	$352,060	$450,131	$1,067,467	$1,223,215
Europe	957	1,801	5,148	2,522
	$353,017	$451,932	$1,072,615	$1,225,737

Operating Income (Loss)
United States	$71,234	$109,160	$226,073	$307,302
Europe	(6,012)	(6,461)	(12,584)	(19,645)
Corporate	(37,798)	(70,614)	(133,406)	(217,232)
	$27,424	$32,085	$80,083	$70,425

	September 30,	December 31,
	2026	2025
Total Assets:
United States	$957,646	$818,237
Europe	6,965	11,066
Discontinued operations	268	1,117
Total Assets	$964,879	$830,420

8. EQUITY

Equity Transactions

During each of the three and nine months ended September 30, 2026 and 2025, the Company accrued $162,185 and $324,370 of dividends in respect of Company Series D Convertible Preferred shares (see Note 12).

On August 27, 2024 Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) to Maxim Group LLC (“Maxim”) pursuant to a financial advisory and investment banking services agreement, to be amortized over twelve months. The amortization for the three months ended September 30, 2026 and 2025 was $0 and $12,209, respectively, and for the nine months ended September 30, 2026 and 2025 was $0 and $48,838, respectively. (see Note 9 and Note 11).

Equity Classes

Our authorized capital stock consists of 55,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, the rights and preferences of which may be established from time to time by our board. As of September 30, 2026 and December 31, 2025, there were 33,372,796 shares of common stock, one (1) share of Series C Preferred Stock and 270,306 shares of Series D Preferred Stock outstanding.

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

Non-Employee Stock Compensation

Aggregate stock-based compensation for shares of common stock granted to non-employees for each of the three months ended September 30, 2026 and 2025 was $0 and $12,209 respectively; and for each of the nine months ended September 30, 2026 and 2025 was $0 and $48,838 respectively. As of September 30, 2026 and December 31, 2025, there was $0 of total unrecognized compensation costs related to stock awards (see Note 8 and Note 11).

10. COMMITMENTS AND CONTINGENCIES

Lease

The Company leases office space located at 951 Broken Sound Parkway, Suite 320, Boca Raton, FL 33487 from WPT Land 2 L.P., for a gross rent of approximately $4,300 per month, plus other charges of approximately $2,700 per month. The current lease terminates on December 31, 2026 and was extended for another 39 months to March 31, 2030 in July 2026. The monthly rental payment will increase by 3% each year during 2027 to 2030. The Company accounted for this amendment as a lease modification and remeasured the ROU asset and operating lease liability on the effective date of July 9, 2026. In connection with the lease modification, the Company recorded an additional ROU asset and operating lease liability of $158,265, respectively at the lease amendment date. The discount rate used to determine the present value in this remeasurement is the incremental borrowing rate, estimated to be 5%, as the interest rate implicit in our lease is not readily determinable.

Rent expense for the three months ended September 30, 2026 and 2025 was $20,615 and $20,765 respectively and for the nine months ended September 30, 2026 and 2025 was $63,177 and $61,743 respectively. As of September 30, 2026 and December 31, 2025, the weighted-average remaining lease term of the operating lease was 3.5 years and 1 year, respectively, and weighted-average discount rate was 5% respectively.

The following table summarizes maturities of operating lease liabilities based on lease terms as of September 30, 2026:

2026 (remaining period)	$13,679
2027	48,469
2028	54,915
2029	61,705
2030	15,889
Total lease payments	194,657
Less: Imputed interest	(17,349)
Present value of lease liabilities	$177,308

Supplemental cash flow information related to lease where the Company was the lessee for the nine months ended September 30, 2026 and 2025.

	For the nine months ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$39,976	$38,811

11. CONSULTING AND OTHER AGREEMENTS

The following agreements were entered into or remained in force during the periods ended September 30, 2026 and 2025:

On August 27, 2024 Vycor entered into a financial advisory and investment banking services agreement (“Agreement”) with Maxim. Under the terms of the Agreement, Maxim will assist Vycor in its strategy to grow the Company through strategic acquisitions and assist the Company with efforts to position itself for a potential uplisting to a US exchange. Vycor issued 813,971 shares of Company Common Stock (valued at $73,257) and additional fees would be payable under the agreement subject to the closing of acquisitions or other investment banking transactions. The amortization for the three months ended September 30, 2026 and 2025 was $0 and $12,209, respectively, and for the nine months ended September 30, 2026 and 2025 was $0 and $48,838, respectively. (see Note 8 and Note 9).

12. RELATED PARTY TRANSACTIONS AND BALANCES

Peter Zachariou and David Cantor, directors of the Company, are investment managers of Fountainhead which owned, at September 30, 2026, 60.95% of the Company’s Common Stock and 69.69% of the Company’s Series D Preferred Stock. Peter Zachariou owns 0.15% of the Company’s Common Stock and 25.71% of the Company’s Series D Preferred Stock. Adrian Liddell, Chairman is a consultant to Fountainhead.

During each of the three months ended September 30, 2026 and 2025, the Company accrued an aggregate of $162,185 of Preferred D Stock dividends, of which $113,018 was regarding Fountainhead and $41,693 was regarding Peter Zachariou. During each of the nine months ended September 30, 2026 and 2025, the Company accrued an aggregate of $324,370 of Preferred D Stock dividends, of which $226,036 was regarding Fountainhead and $83,386 was regarding Peter Zachariou. Total accrued Preferred D Stock dividends at September 30, 2026 and December 31, 2025 was $3,243,700 and $2,919,330, respectively, of which $2,260,368 and $2,034,332, respectively, was regarding Fountainhead and $833,859 and $750,473, respectively, was regarding Peter Zachariou.

During the three months ended September 30, 2026 and 2025 the Company accrued interest on related party loans of $12,573 and $12,571, respectively and paid interest on related party loans of $30,485 and $15,000, respectively.

During the nine months ended September 30, 2026 and 2025 the company accrued interest on related party loans of $37,713, respectively and paid interest on related party loans of $75,656 and $15,000, respectively.

13. CONCENTRATION

Vycor Medical sells its neurosurgical devices in the US primarily direct to hospitals, and internationally through distributors who in turn sell to hospitals.

Accounts Receivable Concentration

AR Concentration:

	September 30,	December 31,
AR Concentration:	2026	2025

Number of customers over 10%	2	1
Percentage of accounts receivable	25%	12%

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

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Revenue and Gross Margin:

	Three months ended
	September 30,
	2026	2025	% Change
Revenue:
Vycor Medical	$402,048	$492,102	-18%
NovaVision	12,847	21,690	-41%
	$414,895	$513,792	-19%
Gross Profit
Vycor Medical	$341,178	$431,227	-21%
NovaVision	11,839	20,705	-43%
	$353,017	$451,932	-22%

Gross Margin
Vycor Medical	85%	88%	-3%
NovaVision	92%	95%	-3%
	85%	88%	-3%

Vycor Medical recorded revenue of $402,048 from the sale of its products for the three months ended September 30, 2026, a decrease of $90,054, or 18%, over the same period in 2025. Vycor experienced higher than normal US sales during the 2025 period from new hospitals and bulk orders from some existing hospitals which largely accounts for the decrease in 2026, offset by increased international sales. Gross margin of 85% and 88% was recorded for the three months ended September 30, 2026 and 2025, respectively.

NovaVision recorded revenues of $12,847 for the three months ended September 30, 2026, a decrease of $8,843, or 41%, over the same period in 2025. Gross margin was 92% for the three months ended September 30, 2026, compared to 95% for the same period in 2025.

Research & Development:

Research & Development expenses were $0 for the three months ended September 30, 2026 and September 30, 2025.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $94,254 to $310,713 for the three months ended September 30, 2026 from $404,967 for the same period in 2025. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing non-employee shares which have been issued by the Company. The charge for the three months ended September 30, 2026 was $0, a $12,209 decrease from the charge in 2025 due to amortization of the Maxim financial advisory agreement in 2025. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $57,489 from $101,490 in 2025 to $44,001 in 2026 as a result of lower US sales.

The remaining Selling, General and Administrative expenses decreased by $24,556 from $291,268 in 2025 to $266,712 in 2026, as set out in the table below. Investor relations expense relates to a investor and public awareness campaign run by the company.

Payroll	$12,706
Patent fees	(13,617)
Investor relations	(21,425)
Other	(2,220)
Total change	$(24,556)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the three months ended September 30, 2026 and 2025 was $12,573 and $12,571. Other Interest expense for the three months ended September 30, 2026 and 2025 was $13,386 and $13,884.

Loss from Discontinued Operations:

Loss from Discontinued Operations in the three months ended September 30, 2026 was $(783) compared to $(54) in 2025; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Comparison of the Nine months Ended September 30, 2026 to the Nine months Ended September 30, 2025

Revenue and Gross Margin:

	Nine months ended
	September 30,
	2026	2025	% Change
Revenue:
Vycor Medical	$1,243,713	$1,392,410	-11%
NovaVision	47,986	54,113	-11%
	$1,291,699	$1,446,523	-11%
Gross Profit
Vycor Medical	$1,027,443	$1,174,808	-13%
NovaVision	45,172	50,929	-11%
	$1,072,615	$1,225,737	-12%

Gross Margin
Vycor Medical	83%	84%	-1%
NovaVision	94%	94%	0%
	83%	85%	-2%

Vycor Medical recorded revenue of $1,243,713 from the sale of its products for the nine months ended September 30, 2026, a decrease of $148,697, or 11%, over the same period in 2025. Vycor experienced higher than normal US sales during the 2025 period from new hospitals and bulk orders from some existing hospitals which largely accounts for the decrease in 2026, together with a slight decrease in international sales. Gross margin of 83% and 84% was recorded for the nine months ended September 30, 2026 and 2025, respectively.

NovaVision recorded revenues of $47,986 for the nine months ended September 30, 2026, a decrease of $6,127 over the same period in 2025. Gross margin was 94%, for the periods in 2026 and 2025.

Research & Development:

Research & Development expenses were $0 for the nine months ended September 30, 2026 compared to $9,963 for the same period in 2025, reflected new product development in the Vycor Medical division in 2025.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by $151,919 to $948,789 for the nine months ended September 30, 2026 from $1,100,708 for the same period in 2025. Included within Selling, General and Administrative Expenses are non-cash charges for stock-based compensation as the result of amortizing non-employee shares which have been issued by the Company. The charge for the nine months ended September 30, 2026 was $0, a decrease of $48,838 from $48,838 in 2025 primarily due to amortization of the Maxim financial advisory agreement in 2025. Also included within Selling, General and Administrative Expenses are Sales Commissions, which decreased by $79,570 from $225,665 in 2025 to $146,095 in 2026 reflecting lower US sales.

The remaining Selling, General and Administrative expenses decreased by $23,511 from $826,205 in 2025 to $802,694 in 2026 as follows:

Payroll	$21,679
Software development expense	9,204
Regulatory fees	8,471
Patent fees	(32,202)
Investor relations	(33,042)
Other	2,379
$(23,511)

Interest Expense:

Interest comprises expense on the Company’s debt and insurance policy financing. Related Party Interest expense for the nine months ended September 30, 2026 and 2025 was $37,713 for both periods. Other Interest expense for the nine months ended September 30, 2026 was $39,789 compared to $39,885 for 2025.

Loss from Discontinued Operations:

Loss from Discontinued Operations increased by $2,020 to $3,949 in 2026 from $1,929 in 2025; the Company has some minor ongoing costs related to the wind-down of the discontinued operations in Germany but no revenues.

Liquidity

The following table shows liquidity data as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025	$ Change
Cash	$199,409	$86,982	$112,427
Accounts receivable, inventory and other current assets	$454,080	$476,440	$(22,360)
Total current liabilities	$(5,106,891)	$(4,781,468)	$(325,423)
Working capital deficit	$(4,453,402)	$(4,218,046)	$(235,356)

The following table shows cash flow for the periods ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025	$ Change
Cash provided by (used in) operating activities	$100,465	$(52,703)	$153,168
Cash provided by (used in) investing activities	$942	$(2,777)	$3,719
Cash provided by financing activities	$11,000	$14,062	$(3,062)
Net increase (decrease) in cash	$112,427	$(41,418)	$153,845

Operating Activities. Cash provided by (used in) operating activities comprises net loss adjusted for non-cash items and the effect of changes in working capital and other activities.

The following table shows the principal components of cash provided by (used in) operating activities during the nine months ended September 30, 2026 and 2025, with a commentary of changes during the periods and known or anticipated future changes:

	September 30, 2026	September 30, 2025	$ Change
Net loss	$(1,442)	$(9,740)	$8,298

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation of fixed assets	$45,668	$46,999	$(1,331)
Allowance for doubtful accounts - accounts receivable	$5,560	$2,690	$2,870
Stock based compensation	$-	$48,838	$(48,838)
	$51,228	$98,527	$(47,299)

Changes in operating assets and liabilities
Accounts receivable	$27,714	$(83,483)	$111,197
Accounts payable and accrued liabilities	$4,982	$(84,606)	$89,588
Inventory	$24,477	$(1,736)	$26,213
Prepaid expenses	$(5,674)	$(30,607)	$24,933
Accrued interest	$(2,042)	$58,614	$(60,656)
Changes in discontinued operations, net	$1,222	$328	$894
	$50,679	$(141,490)	$192,169

Cash provided by (used in) operating activities	$100,465	$(52,703)	$153,168

Investing Activities. There was $942 provided by investing activities during the nine months ended September 30, 2026 due to purchase of chin rest for $1,882 and sale of chin rests for $1,024 and a reduction of $1,800 due to an adjustment to molds. There was $2,777 cash used in investing activities during the nine months ended September 30, 2025 due to purchase of chin rests of $3,619, offset by sales of fixed assets (chinrests) of $842. The Company anticipates limited investing activities during the next twelve months.

Financing Activities. During the nine months ended September 30, 2026, the Company received proceeds of $58,237 and repaid loans primarily related to insurance of $47,237. During the nine months ended September 30, 2025 the Company received insurance financing proceeds of $59,024 and made repayments of $44,962 primarily related to insurance.

Liquidity and Plan of Operations, Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $1,442 for the nine months ended September 30, 2026 and has not generated sufficient positive cash flows from operations. As of September 30, 2026 the Company had a working capital deficiency of $4,453,402 which includes related party liabilities of $3,944,809. These conditions, among others, raise substantial doubt regarding our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is executing on a plan to achieve a reduction in operating losses. Included within the working capital deficiency above is a term note for $300,000 to EuroAmerican Investment Corp. (“EuroAmerican”), together with accrued interest of $604,932 which has a maturity date of December 31, 2026, having been extended on a number of occasions from its initial due date of June 11, 2011. At this time, it is not known whether any further extension of the note beyond December 31, 2026 will be available. However, the Company believes it may not have sufficient cash to meet its various cash needs through November 30, 2027 unless the Company is able to obtain additional cash from the issuance of debt or equity securities. Fountainhead, the Company’s largest shareholder, has provided working capital funding to the Company on an as-needed basis, although there is no guarantee that this will continue to be the case. The Company may consider seeking additional equity or debt funding, although there is no assurance that this would be available on acceptable terms or at all. If adequate funds are not available, the Company may have to delay or curtail development or commercialization of products, or cease some of its operations.

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

Our senior management has reviewed the critical accounting policies and estimates with our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2026.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to a material weakness in internal control over financial reporting resulting from the resignation of the independent members of the Company’s Audit Committee on April 1, 2021. Consequently, from April 1, 2021 and through September 30, 2026, our disclosure and controls were not effective to ensure that information required to be disclosed by the Company in the reports its files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and its CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 13, 2026, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2026

Vycor Medical, Inc.
(Registrant)

By:	/s/ Peter C. Zachariou
Peter C. Zachariou
Chief Executive Officer and Director
(Principal Executive Officer)

Date November 13, 2026

By:	/s/ Adrian Liddell
Adrian Liddell
Chairman of the Board and Director
(Principal Financial and Accounting Officer)

Date November 13, 2026

